Form 10-Q
period 1996-03-31
ATLANTIC COAST AIRLINES INC
filed 1996-05-15
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

Commission file number 0-21976

                     ATLANTIC COAST AIRLINES, INC.
        (Exact name of registrant as specified in its charter)

              Delaware                               13-3621051
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

     One Export Drive, Sterling, Virginia            20164
     (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (703) 406-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X        No

As of April 25, 1996, there were 8,464,910 shares of common stock, par value $.02 per share, outstanding.

               Page 1 of 17 sequentially numbered pages







Part I.  Financial Information
         Item 1. Financial Statements
                                         Atlantic Coast Airlines, Inc.
                                                        and Subsidiary
                                           Consolidated Balance Sheets

                                                 March 31,  December 31,
(In thousands except for share data and par           1996          1995
values)                                        (Unaudited)
Assets
Current:
    Cash and cash equivalents                   $ 1,862       $ 8,396
    Accounts receivable, net                     17,329        14,607
    Expendable parts and fuel inventory,          1,869         1,850
net
    Prepaid expenses and other current            2,303         1,758
assets
Total current assets                             23,363        26,611
Property and equipment, net of accumulated
depreciation and amortization                    15,222        15,513
Preoperating costs, net of accumulated
amortization                                        403           462
Intangible assets, net of accumulated              2,860         2,864
amortization
Deferred tax asset                                1,500         1,500
Other assets                                        549           549
Total assets                                    $43,897       $47,499
Liabilities and Stockholders' Equity
Current:
    Accounts payable                            $ 2,972       $ 3,532
    Line of credit with financial                    16             -
institution
    Current portion of long-term debt             1,154         1,214
    Current portion of capital lease              1,231         1,192
obligations
    Accrued liabilities                          16,438        16,121
Total current liabilities                        21,811        22,059
Long-term debt, less current portion              2,997         3,260
Capital lease obligations, less current           3,555         3,794
portion
Total liabilities                                28,363        29,113
Commitments and contingencies
Redeemable Series A cumulative convertible
preferred stock, $.02 par
value,(liquidation preference of $3,825)              -         3,825
shares authorized 8,000; shares issued and
outstanding 3,825 in 1995
Stockholders' equity:
Common stock: $.02 par value per share;
shares authorized 17,000,000; shares
issued 8,367,189 in 1996 and 8,356,411 in           168           167
1995
Class A common stock: nonvoting; par value;
$.02 stated value per share; shares
authorized 6,000,000; no shares issued or             -             -
outstanding
Additional paid-in capital                        36,883        36,774
Less: Common stock in treasury, at cost,
12,500 shares                                      (125)        (125)
Accumulated deficit                             (21,392)     (22,255)
Total stockholders' equity                       15,534        14,561
Total liabilities and stockholders' equity      $43,897       $47,499
    See accompanying notes to the consolidated financial statements.

                                       Atlantic Coast Airlines, Inc.
                                                      and Subsidiary
                               Consolidated Statements of Operations
                                                         (Unaudited)

Three months ended March 31,
(In thousands except for earnings per share         1996         1995
data)
Revenues:
Passenger                                             $37,131      $29,953
Other                                                     726          727
Total revenues                                         37,857       30,680

Operating expenses:
Salaries and related costs                             10,652        9,389
Aircraft fuel                                           3,694        2,995
Aircraft maintenance and materials                      3,661        4,203
Aircraft rentals and landing fees                       7,959        6,857
Traffic commissions and related fees                    6,052        5,215
Depreciation and amortization                             641          543
Other                                                   4,343        4,263
     Restructuring charges (reversals)              (263)           -
Total operating expenses                          36,739       33,465

Operating income (loss)                                 1,118      (2,785)

Other income (expense):
Interest expense                                         (244)       (400)
Interest income                                            23            3
Other income                                                1            -
Total other expense                                      (220)       (397)

Income (loss) before income tax provision                 898      (3,182)
Income tax provision                                       36            -

Net income (loss)                                     $   862     $(3,182)

Earnings (loss) per common and common equivalent        $0.10      $(0.38)
share

Weighted average common and common equivalent           8,910        8,315
shares
   See accompanying notes to the consolidated financial statements.

                                         Atlantic Coast Airlines, Inc.
                                                        and Subsidiary
                                 Consolidated Statements of Cash Flows
                                                           (Unaudited)

Three months ended March 31,
(In thousands)                                       1996        1995
Cash flows from operating activities:
   Net income (loss)                                 $    862     $ (3,182)
   Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating
activities:
     Depreciation and amortization                        641          543
     Provision for uncollectible accounts                  15           71
      Changes in operating assets and
liabilities:
       Accounts receivable                        (2,737)      (2,399)
       Expendable parts and fuel inventory           (19)         331
       Prepaid expenses and other current           (545)       2,100
assets
       Accounts payable                             (560)      (2,111)
       Accrued liabilities                           653          106
Net cash used in operating activities             (1,690)      (4,541)
Cash flows from investing activities:
   Purchase of property and equipment               (246)      (1,166)
   Proceeds from sales of fixed assets                 -        1,579
   Decrease in deposits                                -           62
Net cash (used in) provided by investing            (246)         475
activities
Cash flows from financing activities:
   Proceeds from issuance of long-term debt            -        4,300
   Payments of long-term debt                       (323)        (288)
   Payments of capital lease obligations            (200)        (186)
   Net (decrease) increase in balance owing on
line of      credit with financial institution        16         (257)
   Deferred financing costs                          (41)           -
   Proceeds from exercise of stock options           110            7
   1995 cumulative preferred dividends paid in      (335)           -
1996
   Redemption of Series A cumulative
convertible            preferred stock            (3,825)           -
Net cash (used in) provided by financing          (4,598)       3,576
activities
Net decrease in cash and cash equivalents         (6,534)        (490)
Cash and cash equivalents, beginning of period     8,396        2,290
Cash and cash equivalents, end of period        $  1,862     $  1,800
      See accompanying notes to the consolidated financial statements.

             ATLANTIC COAST AIRLINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Information as of March 31, 1996, and for the three months ended
                     March 31, 1996, is unaudited)

1.   BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Atlantic Coast Airlines, Inc. ("ACAI") and its subsidiary, Atlantic Coast Airlines, (together, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the three month period presented are not necessarily indicative of the results to be expected for the year ending December 31, 1996. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.   EARNINGS PER SHARE

Earnings (loss) per share is based on the weighted average number of common shares and dilutive common stock equivalents outstanding. The redeemable Series A cumulative convertible preferred stock did not factor into the earnings per share computation for the current quarter because it was redeemed on March 29, 1996. The preferred stock was also not factored into the earnings per share computation for the first quarter of 1995 because its effect was antidilutive. Fully diluted income (loss) per share is not presented as it does not materially differ from primary income (loss) per share.

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                              March 31,  December 31,
(In thousands)                                    1996          1995
Improvements to aircraft                        $2,243       $ 2,210
Flight equipment, primarily rotable parts       12,066        11,978
Maintenance and ground equipment                 3,332         3,267
Computer hardware and software                   1,214         1,178
Furniture and fixtures                             285           272
Leasehold improvements                             473           465
                                                19,613        19,370
Less:  Accumulated depreciation and
amortization                                     4,391         3,857
                                               $15,222       $15,513

4.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                              March 31,  December 31,
(In thousands)                                    1996          1995
Accrued payroll and employee benefits          $ 5,015      $  4,554
Air traffic liability                            2,483         2,690
Interest                                           112            99
Aircraft rents                                     570           583
Reservations and handling                        2,413         2,155
Engine overhaul costs                            2,508         2,242
Fuel                                               907           831
Other                                            2,430         2,967
                                              $ 16,438      $ 16,121

5.  DEBT

The Company redeemed $3.8 million in Series A cumulative convertible preferred stock on March 29, 1996. The preferred stock was issued to JSX Capital Corporation ("JSX"), a subsidiary of British Aerospace, Inc. in December 1994 as part of a $20 million financing agreement consisting of an equity investment and available borrowings. The preferred stock was convertible into common stock at the option of JSX at any time on or after September 15, 1997.

6.  INCOME TAXES

The Company's estimated effective tax rate for first quarter 1996 was 4% and is significantly lower than the statutory rate due to the expected utilization of net operating loss carryforwards and tax credits. A significant increase in projected pretax income would be the primary reason for any future revision in the estimated effective tax rate.

7.  RESTRUCTURING CHARGES

In 1994 the Company commenced a major restructuring plan. The basis of the plan was to simplify the fleet by eliminating the Embraer Brasilia EMB-120 ("EMB-120") and deHavilland Dash-8 ("Dash-8") aircraft fleets in conjunction with the elimination of unprofitable routes, the consolidation of maintenance bases and other cost saving measures.

The Company concluded the EMB-120 restructuring plan as of December 31, 1995. There are no remaining reserves related to the EMB-120 restructuring and all obligations under the various agreements have been satisfied.

The Company's agreement with United Airlines, Inc. ("United") to return twelve Dash-8 aircraft is materially complete. During the first quarter of 1996 the Company reversed excess restructuring reserves of approximately $0.3 million related to estimated return provisions, unused aircraft ferrying reserves, legal fees, and other miscellaneous items. Remaining reserves as of March 31, 1996, consist of approximately $0.2 million for the closing of the Stewart, NY maintenance base and $0.1 million for a final reconciliation of spare parts and other receivables with Mountain West Airlines, a division of Mesa Air Group, Inc.

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Management's Discussion and Analysis contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Certain factors that could cause the Company's future results to differ materially are discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Results of Operations

                    First Quarter Operating Results

                                                               Increase
                                                             (Decrease)
Three months ended March 31,               1996      1995      % Change
Revenue passenger miles (RPM's)          72,752    70,408          3.3%
(000's)
Available seat miles (ASM's) (000's)    173,755   175,331        (0.9%)
Passenger load factor                     41.9%     40.2%       1.7 pts
Revenue passengers carried              299,574   286,247          4.7%
Average yield per RPM (cents)              51.0      42.5         20.0%
Cost per ASM (cents) 1                     21.3      19.1         11.5%
Average passenger trip length (miles)       243       246        (1.2%)
Break-even passenger load factor 2        40.9%     43.9%     (3.0 pts)

1. "Cost per available seat mile" represents total operating expenses (in 1996, before restructuring charges) divided by available seat miles.
2. "Break-even passenger load factor" represents the percentage of available seat miles which must be flown by revenue passengers for the airline to break-even after operating expenses (in 1996, before restructuring charges).

Aircraft in service at March 31:             1996      1995
  British Aerospace Jetstream-32 ("J-          29        29
32")
  British Aerospace Jetstream-41 ("J-          27        20
41")

 Total aircraft                                56        49

Comparison of three months ended March 31, 1996, to three months ended March 31, 1995.

           In the first quarter of 1996 the Company had consolidated net income of $862,000 compared to a net loss of $3.2 million in the first quarter of 1995. The improvement in financial performance resulted primarily from additional revenue generated by higher yields and increased revenue passengers partially offset by an increase in operating expenses of 9.8%, largely reflecting additional passenger related costs, profit sharing expenses, and weather related costs. The increase in operating expenses would have been greater except for a restructuring charge reversal and other out-of-period adjustments discussed below.

           Total revenue increased approximately $7.2 million or 23.4% during the first quarter 1996 over the same quarter in 1995. This increase is due to a 4.7% increase in revenue passengers carried and increases in fares in the Company's markets. In the first quarter 1996 yield increased 8.5 cents to 51.0 cents versus 42.5 cents reflecting improvement in the Company's yield management and the effect of fare increases. Management believes that the fare increases resulted in part from the expiration of the aviation trust fund tax, also known as the "ticket tax", on December 31, 1995. The amount of the increases directly due to this factor cannot be determined. Revenue passenger miles increased 3.3% while ASM's decreased 0.9% leading to a 1.7 point increase in load factor from 40.2 % to 41.9%.

           Salaries and related costs increased $1.3 million or 13.5% in the first quarter 1996 versus the same period in 1995. The increased expenses largely reflect profit sharing program costs of $0.7 million in the first quarter of 1996 compared to no expense in the first quarter of 1995, contractual wage increases for pilots and flight attendants, and additional salary expense associated with pilot training.

           Aircraft fuel expense increased approximately $0.7 million or 23.3% in the first quarter 1996 compared to the first quarter of 1995. The increase in fuel expense resulted from a 3.8% increase in block hours and a 21.3% increase in the total cost per gallon of fuel. The cost increase in the first quarter 1996 resulted from both higher fuel prices and the 4.3 cent per gallon fuel tax imposed in October of 1995. Aircraft fuel prices fluctuate with a variety of factors, including the price of oil, and future increases or decreases cannot be predicted with a high degree of certainty. There can be no assurance that further increases will not adversely affect the Company's operating costs.

            Aircraft maintenance and materials expense decreased approximately $0.5 million or 12.9% in the first quarter 1996 compared to the first quarter 1995. The decrease resulted from the elimination of the Dash-8 aircraft from the Company's fleet, as well as a favorable inventory adjustment of approximately $0.2 million resulting from an inventory reconciliation. The addition of seven J-41 aircraft since the first quarter of 1995 also contributed to the decline in maintenance expense due to the increased number of aircraft under warranty.

           Aircraft rentals and landing fees increased approximately $1.1 million or 16.1% in the first quarter 1996 compared to the first quarter of 1995. The increase results primarily from the addition of seven J-41 aircraft, partially offset by a decrease in landing fees related to the operation of lighter aircraft.

          Traffic commissions and related fees increased approximately $0.8 million or 16.0% in the first quarter 1996 compared to the first quarter 1995. The increase is attributable to a 3.9% increase in revenue passengers and a contractual rate increase in the program fees to United. The increase was offset by a 9.7% decrease in the effective commission rate as a result of the commission cap on travel agency tickets implemented in 1995 and increased usage of electronic tickets. Segment booking fees increased primarily due to the greater number of transactions per passenger resulting from additional rebookings brought about by the severe winter weather on the East Coast during the first quarter of 1996.

           Depreciation and amortization increased approximately $0.1 million or 18.0% in the first quarter 1996 compared to the same period in 1995. The increase results primarily from the acquisition of additional rotable spare parts and computer equipment since the first quarter of 1995.

           The total of other operating expenses did not significantly vary for the first quarter of 1996 compared to the first quarter of 1995. Year over year differences included an increase of $0.3 million in glycol de-icing expense due to the severe winter weather, an increase in J-41 pilot training expense of $0.2 million, favorable adjustments of prior period accruals for denied boarding compensation and passenger claims expense of $0.4 million, and a $0.2 million credit from an engine manufacturer.

           In the first quarter 1996 the Company reversed excess restructuring reserves of $0.3 million related to the Dash-8. The reversal consisted of $0.2 million related to estimated return provisions and $0.1 million related to ferrying costs, legal fees and other miscellaneous items.

            Total operating expenses increased approximately $3.3 million during the first quarter 1996 compared to the same period last year. Operating expenses increased as a result of greater passenger related expenses associated with the higher number of passengers and revenue as well as increased profit sharing expenses. Cost per available seat mile increased from 19.1 cents in the first quarter 1995 to 21.3 cents in the same period 1996. The increased cost per available seat mile largely reflects decreased ASM's resulting from reduced operations during the periods of severe winter weather.

          The Company's estimated effective tax rate for first quarter 1996 was 4% and is significantly lower than the statutory rate due to the expected utilization of net operating loss carryforwards and tax credits. A significant increase in projected pretax income would be the primary reason for any future revision in the estimated effective tax rate.


Liquidity and Capital Resources

           The Company has financed its working capital requirements through a combination of internally generated funds and supplemental borrowings under an accounts receivable financing facility. The net cash used in operating activities of the Company was $1.7 million as of March 31, 1996, compared to the use of $4.5 million for the same period of 1995.

     Restructuring

           In 1994 the Company commenced a major restructuring plan. The basis of the plan was to simplify the fleet by eliminating the EMB-120 and Dash-8 aircraft fleets in conjunction with the elimination of unprofitable routes, the consolidation of maintenance bases and other cost saving measures.

           The Company concluded the EMB-120 restructuring plan as of December 31, 1995. There are no remaining reserves related to the EMB-120 restructuring and all obligations under the various agreements have been satisfied.

           The Company's agreement with United to return twelve Dash-8 aircraft is materially complete. During the first quarter of 1996 the Company reversed excess restructuring reserves of approximately $0.3 million related to estimated return provisions, unused aircraft ferrying reserves, legal fees, and other miscellaneous items.

           Remaining reserves as of March 31, 1996, consist of approximately $0.2 million for the closing of the Stewart, NY maintenance base and $0.1 million for a final reconciliation of spare parts and other receivables with Mountain West Airlines, a division of Mesa Air Group, Inc.

     Other Financing

            In December 1994 the Company completed its plan of recapitalization with an aircraft supplier which included the conversion of an outstanding loan on a revolver credit facility of
$10.0 million to equity, an additional $1.0 million cash equity investment, creation of a term loan facility in the amount of $4.0 million, and a new revolver line of credit facility of $5.0 million.

           In the first quarter 1995 the Company borrowed $4.0 million on the term loan facility. On December 29, 1995, the Company fully prepaid the loan at a discount and recorded an extraordinary gain of $0.4 million.

           As of April 25, 1996, the Company had not borrowed against the revolver credit facility. The $2.5 million credit facility expires on August 31, 1996, and the Company does not intend to renew it.

          During the first quarter of 1995, the Company entered into a loan agreement for $0.3 million payable over a three year period commencing March 1, 1995, at an interest rate of 9.0% per annum. The proceeds of the loan were used to purchase two de-ice trucks for use at the Company's hub operations at Washington-Dulles.

     Capital Equipment and Debt Service

           On March 29, 1996, the Company redeemed the Series A cumulative convertible preferred stock in the amount of $3.8 million. Dividends for the first quarter 1996 were not paid due to redemption before quarter end in accordance with the terms of the preferred stock agreement.

          Purchases of capital equipment for the first quarter of 1996 were $0.2 million compared to $1.2 million in the same period of 1995. Capital equipment purchased in 1996 consisted primarily of leasehold improvements to aircraft pertaining to Traffic Collision Avoidance Systems, purchases of ground service equipment, purchases of rotable spare parts related to deliveries of J-41 aircraft, and purchases of computers and other office equipment. For the remainder of 1996 the Company anticipates spending $5.9 million on rotable spare parts, spare engines and facility improvements.

           The  Company took delivery of two J-41 aircraft during  the
first  quarter  of  1996.   The increase in future  lease  obligations
related to these aircraft is $21.6 million.

           Debt service as of March 31, 1996, is $1.9 million compared to $2.3 million in the same period of 1995. The decrease is due primarily to the reduction of interest expense related to the prepayment of the $4.0 million term loan.

           The Company believes that, in the absence of unusual circumstances, its cash flow from operations, the accounts receivable credit facility, and other available equipment financing will be sufficient to meet its working capital needs, capital expenditures, and debt service requirements for the next twelve months.


     Operating Cash Flow

          The Company receives substantially all of its airline ticket revenue under interline agreements through the Airline Clearing House ("ACH") which settles at the end of the month following the month during which the revenue was earned. The Company has a line of credit with a financial institution to provide an adequate cash flow between ACH settlements. The line is principally secured by the Company's interline accounts receivable, and unprocessed tickets. Interest is payable monthly at the rate of 1.5% above prime on the outstanding balance and 0.5% on the unused line. The rate on the outstanding balance is scheduled to be reduced to 1.25% above prime as of April 1, 1996, due to the Company meeting certain financial ratios as provided for in the accounts receivable financing agreement.

           Accounts receivable increased $2.7 million to $17.3 million at March 31, 1996, compared to $14.6 million at December 31, 1995. The increase is primarily attributed to the increased passenger ticket receivables resulting from $15.5 million in passenger revenue in March 1996 compared to passenger revenue of $11.3 million in December 1995.

          Expendable parts and fuel inventory during the first quarter 1996 remained unchanged at approximately $1.9 million. The parts inventory consists of spare parts for the J-31 and J-41 aircraft.

           Prepaid expenses and other current assets increased to approximately $2.3 million at March 31, 1996, compared to $1.8 million at December 31, 1995, due to the timing of estimated tax payments and the increases in prepaid aircraft insurance.

           Accounts payable decreased to $3.0 million at March 31, 1996, compared to $3.5 million at December 31, 1995, due to the receipt of a vendor credit, and continued reduction of outstanding payables.

           Long-term debt decreased $0.3 million in the first quarter of 1996 as a result of scheduled payments on existing debt. Capital lease obligations decreased approximately $0.2 million during the first quarter of 1996, also due to scheduled payments made on the Company's various leases.

           Accrued liabilities increased to $16.4 million at March 31, 1996, from $16.1 million at December 31, 1995. The major components of the change are as follows:

     Air traffic liability decreased $0.2 million due to adjustments of estimates for ticket rejects from other carriers.

     Accrued reservations and handling fees increased approximately $0.3 million due to a contractual rate increase in program fees to United, increased segment booking fees charged by the computer reservation system vendors resulting from increased passengers, additional fees for the rebooking of passengers due to the severe winter weather, and accruals for passenger claims expense.

     Accrued fuel increased approximately $0.1 million due to a 21.3% increase in the total cost per gallon of fuel.

     Other   accrued   liabilities  increased  approximately   $0.1
     million.




Part II .  Other Information


     ITEM 1.  Legal Proceedings.

           In a suit filed against the Company on November 2, 1994, in U.S. District Court for the Southern District of New York, the Aircraft Mechanics Fraternal Association (AMFA), representing the Company's mechanics, challenged the right of the Company to make certain work rule changes between the time of the union certification in March 1994 and prior to an initial collective bargaining agreement, which has not yet been reached. On November 9, 1994, the District Court upheld the Company's right to make those changes. AMFA subsequently appealed to the U.S. Court of Appeals for the Second Circuit. On May 19, 1995, the Court of Appeals affirmed the District Court's decision in favor of the Company, Aircraft Mechanics Fraternal Association v. Atlantic Coast Airlines, 55 F. 3d 90.

           On August 1, 1995, AMFA filed a motion for declaratory judgment on a remaining cause of action in the first case, asserting that if ACA has the right to make unilateral work rule changes, no matter how small, the union may have a right to strike. ACA opposed this motion, and on December 14, 1995, the U.S. District Court ruled in the Company's favor, including the explicit holding that the union is prohibited from striking under current circumstances. AMFA has announced its intention to appeal this decision to the U.S. Court of Appeals for the Second Circuit, but as of April 30, 1996, an appeal had not yet been scheduled.


     ITEM 2.  Changes in Securities.

        None to report.

     ITEM 3.  Defaults Upon Senior Securities.

        None to report.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

        None to report.

     ITEM 5.  Other Information.

        None to report.


     ITEM 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          27.1   Financial Data Schedule

     (b)  Reports on Form 8-K

          A  report  on Form 8K was filed on April 9, 1996,  reporting
          the   redemption  of  the  Company's  Series  A   cumulative
          convertible preferred stock on March 29, 1996.

                              SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ATLANTIC COAST AIRLINES, INC.


May 15, 1996                  By:  /S/ James B. Glennon
                                   James B. Glennon
                                   Senior Vice President and Chief
Financial Officer


May 15, 1996                  By:  /S/ Kerry B. Skeen
                                   Kerry B. Skeen
                                   President and Chief Executive
Officer