Form 10-Q
period 1996-06-30
ATLANTIC COAST AIRLINES INC
filed 1996-08-12
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                    Yes   X        No

As of July 31, 1996, there were 8,476,743 shares of common stock, par value $.02 per share, outstanding.

Part I.  Financial Information
         Item 1. Financial Statements
                                       Atlantic Coast Airlines, Inc.
                                                      and Subsidiary
                                         Consolidated Balance Sheets

                                                   June 30, December 31,
(In thousands except for share data and par            1996        1995
values)                                         (Unaudited)
Assets
Current:
    Cash and cash equivalents                    $12,741     $ 8,396
    Accounts receivable, net                      19,771      14,607
    Expendable parts and fuel inventory,           1,595       1,850
net
    Prepaid expenses and other current             2,584       1,758
assets
      Total current assets                        36,691      26,611
Property and equipment, net of accumulated
depreciation and amortization                     15,359      15,513
Preoperating costs, net of accumulated
amortization                                         343         462
Intangible assets, net of accumulated               2,867       2,864
amortization
Deferred tax asset                                 1,500       1,500
Other assets                                         428         549
      Total assets                               $57,188     $47,499
Liabilities and Stockholders' Equity
Current:
    Accounts payable                             $ 3,786     $ 3,532
    Line of credit with financial                  3,640           -
institution
    Current portion of long-term debt              1,072       1,214
    Current portion of capital lease               1,231       1,192
obligations
    Accrued liabilities                           16,656      16,121
      Total current liabilities                   26,385      22,059
Long-term debt, less current portion               2,733       3,260
Capital lease obligations, less current            3,497       3,794
portion
Other liabilities                                    396           -
      Total liabilities                           33,011      29,113
Commitments and contingencies
Redeemable Series A cumulative convertible
preferred stock, $.02 par
value,(liquidation preference of $3,825)               -       3,825
shares authorized 8,000; shares issued and
outstanding 3,825 in 1995
Stockholders' equity:
Common stock: $.02 par value per share;
shares authorized 17,000,000; shares issued
8,480,577 in 1996 and 8,356,411 in 1995              170         167
Class A common stock: nonvoting; par value;
$.02 stated value per share; shares
authorized 6,000,000; no shares issued or              -           -
outstanding
Additional paid-in capital                         37,060      36,774
Less: Common stock in treasury, at cost,
12,500 shares                                      (125)        (125)
Accumulated deficit                             (12,928)     (22,255)
      Total stockholders' equity                  24,177      14,561
      Total liabilities and stockholders'        $57,188     $47,499
equity
  See accompanying notes to the consolidated financial statements.

                                     Atlantic Coast Airlines, Inc.
                                                    and Subsidiary
                             Consolidated Statements of Operations
                                                       (Unaudited)

                                           Three months        Six months
                                          ended June 30,     ended June 30,
(In thousands except for earnings per       1996      1995     1996     1995
share data)
Revenues:
  Passenger                               $49,566  $40,680  $86,696  $70,633
  Other                                       800      725    1,526    1,452
     Total revenues                        50,366   41,405   88,222   72,085

Operating expenses:
  Salaries and related costs               11,349    9,951   22,000   19,340
  Aircraft fuel                             4,209    3,197    7,903    6,192
  Aircraft maintenance and materials        4,323    3,733    7,985    7,936
  Aircraft rentals and landing fees         8,518    6,965   16,478   13,822
  Traffic commissions and related fees      7,713    7,148   13,765   12,363
  Depreciation and amortization               648      527    1,289    1,070
  Other                                     4,566    4,201    8,907    8,468
  Restructuring reversals                    (164)       -     (426)       -
     Total operating expenses              41,162   35,722   77,901   69,191

Operating income                            9,203    5,683   10,321    2,894

Other income (expense):
Interest expense                                  (306)    (562)    (549)    (959)
Interest income                                     22        -       46        4
Other (expense)                                     (9)        -      (9)        -
     Total other expense                     (292)    (562)    (512)    (955)

    Income before income tax provision      8,911     5,121   9,809    1,939
Income tax provision                               446        -      482        -

Net income                                      $8,464   $5,121   $9,327   $1,939

Earnings per common and common equivalent
              -primary                          $0.94     $0.58    $1.04    $0.21
              -fully diluted                    $0.94     $0.52    $1.04    $0.20
Weighted average common and common equivalent
shares:
              -primary                          9,005     8,675    8,964    8,560
              -fully diluted                    9,005     9,990    8,968    8,800
 See accompanying notes to the consolidated financial statements.

                                       Atlantic Coast Airlines, Inc.
                                                      and Subsidiary
                               Consolidated Statements of Cash Flows
                                                         (Unaudited)

Six months ended June 30,
(In thousands)                                      1996        1995
Cash flows from operating activities:
   Net income                                          $9,327      $1,939
   Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                      1,292       1,070
     Provision for uncollectible accounts                  30         170
     Amortization of finance costs                    14           -
      Changes in operating assets and
liabilities:
       Accounts receivable                        (5,194)     (4,353)
       Expendable parts and fuel inventory           255         907
       Prepaid expenses and other current           (826)      3,564
assets
       Accounts payable                              254        (696)
       Accrued liabilities                           870        (636)
Net cash provided by operating activities          6,022       1,965
Cash flows from investing activities:
   Purchase of property and equipment               (697)     (2,530)
   Proceeds from sales of fixed assets                16       3,715
   Decrease in deposits                              121          62
   Increase in intangible assets                    (107)          -
Net cash (used in) provided by investing            (667)      1,247
activities
Cash flows from financing activities:
   Proceeds from issuance of long-term debt            -       4,300
   Payments of long-term debt                       (668)       (565)
   Payments of capital lease obligations            (506)       (369)
   Net increase (decrease) in lines of credit      3,640      (6,357)
   Deferred credits                                  396           -
   Proceeds from exercise of stock options           288          53
   1995 cumulative preferred dividends paid in      (335)          -
1996
   Redemption of Series A cumulative
convertible            preferred stock            (3,825)          -
Net cash used in financing activities             (1,010)     (2,938)
Net increase in cash and cash equivalents          4,345         274
Cash and cash equivalents, beginning of period     8,396       2,290
Cash and cash equivalents, end of period         $12,741      $2,564
    See accompanying notes to the consolidated financial statements.

             ATLANTIC COAST AIRLINES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information as of June 30, 1996, and for the six months ended
                     June 30, 1996, is unaudited)

1.   BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Atlantic Coast Airlines, Inc. ("ACAI") and its subsidiary, Atlantic Coast Airlines, (together, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all other adjustments, including restructuring charges reversals and other out of period adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the six month period presented are not necessarily indicative of the results to be expected for the year ending December 31, 1996. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated
financial  statements  should  be  read  in  conjunction  with   the
consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.   EARNINGS PER SHARE

Earnings per share is based on the weighted average number of common shares and dilutive common stock equivalents outstanding. The redeemable Series A cumulative convertible preferred stock did not factor into the earnings per share computation for the current quarter or the year to date because it was redeemed on March 29, 1996.

For the second quarter of 1995, the result of the fully diluted common stock equivalents evaluation is dilutive, therefore net income available for common shareholders reflects the elimination of the dividend requirements for the convertible preferred stock and the related interest expense for the convertible debt while the average number of shares of common stock and common stock equivalents outstanding are increased. For the six months ended June 30, 1995, the result of this evaluation is antidilutive, therefore the net income available for primary and fully diluted earnings per share is the same.



3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                               June 30,  December 31,
(In thousands)                                    1996          1995
Improvements to aircraft                      $  2,328      $  2,210
Flight equipment, primarily rotable parts       12,380        11,978
Maintenance and ground equipment                 3,523         3,267
Computer hardware and software                   1,271         1,178
Furniture and fixtures                             287           272
Leasehold improvements                             501           465
                                                20,290        19,370
Less:  Accumulated depreciation and
amortization                                     4,931         3,857
                                               $15,359       $15,513

4.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                               June 30,  December 31,
(In thousands)                                    1996           1995
Accrued payroll and employee benefits          $ 5,825       $ 4,554
Air traffic liability                            2,762         2,690
Interest                                            75            99
Aircraft rents                                     564           583
Reservations and handling                        1,941         2,155
Engine overhaul costs                            2,818         2,242
Fuel                                               805           831
Other                                            1,866          2,967
                                               $16,656       $16,121

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


6.  INCOME TAXES

The Company's estimated effective tax rate for the second quarter of 1996 was 5%. This rate is significantly lower than the statutory rate due to the expected utilization of net operating loss carryforwards and other tax credits. A significant increase in projected pretax income would be the primary reason for any future revision in the estimated effective tax rate.

7.  RESTRUCTURING CHARGES

In 1994 the Company commenced a major restructuring plan. The basis of the plan was to simplify the fleet by eliminating the Embraer Brasilia EMB-120 ("EMB-120") and deHavilland Dash-8 ("Dash-8") aircraft fleets in conjunction with the elimination of unprofitable routes, the consolidation of maintenance bases and other cost saving measures.

The Company concluded the accounting for the EMB-120 restructuring plan as of December 31, 1995 and the Dash-8 restructuring plan as of June 30, 1996. There are no remaining reserves related to the EMB-120 or Dash-8 restructuring and all obligations have been satisfied.

During the first quarter of 1996 the Company reversed excess restructuring reserves of approximately $0.3 million related to estimated return provisions, unused aircraft ferrying reserves, legal fees, and other miscellaneous items. During the second quarter of 1996 the Company reversed remaining unused restructuring reserves of $0.2 million related to the sale of surplus parts inventory to Mesa Air Group, Inc., ("Mesa") and the closure of the Dash-8 maintenance facility in Stewart/Newburg, New York.

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Results of Operations

                   Second Quarter Operating Results

                                                           Favorable
                                                          (Unfavorable)
 Three months ended June 30,               1996    1995     % Change
 Revenue passenger miles (RPM's)         96,679   92,322         4.7%
 (000's)
 Available seat miles (ASM's) (000's)   196,870  176,887        11.3%
 Passenger load factor                    49.1%    52.2%     (3.1 pts)
 Revenue passengers carried             396,089  372,529         6.3%
 Average yield per RPM (cents)           $0.513   $0.441        16.4%
 Cost per ASM (cents) <F1>               $0.210   $0.202       (3.9%)
 Average passenger trip length              244      248       (1.5%)
 (miles)
 Break-even passenger load factor <F2>    40.2%    44.9%       4.7 pts

<F1>
"Cost per available seat mile" represents total operating expenses (in 1996, before reversal of restructuring charges) divided by available seat miles.
<F2>
"Break-even passenger load factor" represents the percentage of available seat miles which must be flown by revenue passengers for the airline to break-even after operating expenses (in 1996, before reversal of restructuring charges).

Aircraft in service at June 30:              1996      1995
  British Aerospace Jetstream-32 ("J-          29        30
32")
  British Aerospace Jetstream-41 ("J-          28        24
41")

 Total aircraft                                57        54

Comparison of three months ended June 30, 1996, to three months ended June 30, 1995.

           In the second quarter of 1996 the Company had consolidated net income of $8.5 million compared to net income of $5.1 million in the second quarter of 1995. The improvement in financial performance resulted primarily from 21.6% more revenue generated largely by higher yields. This was partially offset by an increase in operating expenses of 15.2%, largely reflecting an increase in the level of operations, increased cost of fuel and costs related to more revenue and profits.

           Total revenue increased approximately $9.0 million or 21.6% during the second quarter of 1996 over the same quarter in 1995. This increase was due to a 6.3% increase in revenue passengers carried and increases in fares in the Company's markets. In the second quarter of 1996 average yield increased 7.2 cents per RPM, or 16.4%, to 51.3 cents versus 44.1 cents in 1995 reflecting improvement in the Company's yield management and the effect of industry fare increases. The average fare per passenger in the second quarter of 1996 increased 14.6% compared to the second quarter of 1995. Management believes that the industry fare increases resulted in part from the expiration of the aviation trust fund tax, also known as the "ticket tax", on December 31, 1995. The amount of the increases due to this factor cannot be determined, nor can the impact on revenue that will result from reinstatement of the tax. Revenue passenger miles increased 4.7% while ASM's increased 11.3%, resulting in a 3.1 percentage point decrease in load factor from 52.2% to 49.1%.

           Salaries and related costs increased $1.4 million or 14.0% in the second quarter of 1996 versus the same period in 1995. The increased expenses are largely a result of additional salary expense for flight and ground personnel associated with a 9.0% increase in block hours flown, profit sharing program costs of approximately $1.0 million in the second quarter of 1996 compared to approximately $0.6 million in the second quarter of 1995, and contractual wage increases for flight attendants.

           Aircraft fuel expense increased approximately $1.0 million or 31.7% in the second quarter of 1996 compared to the second quarter of 1995. The increase in fuel expense resulted primarily from a 9.0% increase in block hours and a 16.2% increase in the total cost per gallon of fuel. The cost increase in the second quarter of 1996 resulted from both higher fuel prices and the 4.3 cent per gallon fuel tax imposed in October of 1995. Aircraft fuel prices fluctuate with a variety of factors, including the price of oil, and future increases or decreases cannot be predicted with a high degree of certainty. There can be no assurance that further increases will not adversely affect the Company's operating costs.

            Aircraft maintenance and materials expense increased approximately $0.6 million or 15.8% in the second quarter of 1996 compared to the second quarter of 1995. The increase resulted largely from the maintenance of an average of six additional J-41 aircraft, offset by favorable adjustments of $0.3 million related to aircraft parts inventory and the recording of credits from engine and aircraft manufacturers.

           Aircraft rentals and landing fees increased approximately $1.6 million or 22.3% in the second quarter of 1996 compared to the second quarter of 1995. The increase resulted from rent and landing fees associated with an average of six additional J-41 aircraft, as well as increases in landing fee rates.

          Traffic commissions and related fees increased approximately $0.6 million or 7.9% in the second quarter of 1996 compared to the second quarter of 1995. The increase is attributable to a 21.8% increase in passenger revenue, a 6.3% increase in revenue passengers and a contractual rate increase in the program fees paid to United. The increase was offset by a decrease in the effective commission rate as a result of the commission cap on travel agency tickets implemented by the industry in 1995 and the introduction by United in September 1995 of electronic tickets.

           Depreciation and amortization increased approximately $0.1 million or 23.0% in the second quarter of 1996 compared to the same period in 1995. The increase results primarily from the acquisition of additional rotable spare parts and computer equipment since the second quarter of 1995.

          The total of other operating expenses increased $0.4 million or 8.7% in the second quarter of 1996 compared to the second quarter of 1995. Year over year differences included an increase of $0.2 million in glycol de-icing expense due to late invoices related to the severe winter weather, an increase in commissary expense due to an inventory adjustment of $0.2 million, and an increase in J-41 pilot training expense of $0.3 million. These increases were partially offset by favorable adjustments of prior period accruals for denied boarding compensation and passenger claims expense of $0.3 million, and a favorable adjustment in facilities rents of $0.2 million. The remaining components net to a unfavorable variance of $0.2 million.

           In the second quarter of 1996 the Company reversed excess restructuring reserves of $0.2 million related to the Dash-8 aircraft. The reversal consisted of reserves for restructuring related receivables and the closure of the Stewart/Newburg, New York maintenance base. As of June 30, 1996 there are no remaining reserves related to the EMB-120 or Dash-8 restructuring and all obligations have been satisfied.

            Total operating expenses increased approximately $5.4 million during the second quarter of 1996 compared to the same period last year, largely reflecting an 11.3% increase in ASM's, due primarily to the addition of an average of six J-41 aircraft. The cost per available seat mile increased from 20.2 cents in the second quarter of 1995 to 21.0 cents in the same period 1996. The increased cost per available seat mile reflects the increased costs in aircraft rentals, wages, and fuel.

           The Company's estimated effective tax rate for the second quarter of 1996 was 5% and is significantly lower than the statutory rate due to the expected utilization of net operating loss carryforwards and tax credits. A significant increase in projected pretax income would be the primary reason for any future revision in the estimated effective tax rate.



                     Six Months Operating Results

                                                            Favorable
                                                           (Unfavorable
                                                                )
Six months ended June 30,                 1996      1995     % Change
Revenue passenger miles (RPM's)         169,431   162,730          4.1%
(000's)
Available seat miles (ASM's) (000's)    370,625   352,218          5.2%
Passenger load factor                     45.7%     46.2%     (0.5 pts)
Revenue passengers carried              695,663   658,776          5.6%
Average yield per RPM (cents)            $0.512    $0.434         18.0%
Cost per ASM (cents) <F1>                $0.211    $0.196        (7.6%)
Average passenger trip length (miles)       244       247        (1.4%)
Break-even passenger load factor <F2>     40.5%     44.3%       3.8 pts

<F1>
"Cost per available seat mile" represents total operating expenses (in 1996, before reversal of restructuring charges) divided by available seat miles.
<F2>
"Break-even passenger load factor" represents the percentage of available seat miles which must be flown by revenue passengers for the airline to break-even after operating expenses (in 1996, before reversal of restructuring charges).

  Comparison of six months ended June 30, 1996, to six months ended
  June 30, 1995.

          In the first six months of 1996 the Company had consolidated net income of $9.3 million compared to a net income of $1.9 million in the first six months of 1995. The improvement in financial performance resulted primarily from 22.4% additional revenue generated by higher yields and increased revenue passengers, partially offset by an increase in operating expenses of 12.6%, largely reflecting increased aircraft rent due to additional aircraft, increased salary expenses, fuel prices, additional passenger related costs, profit sharing expenses, and increased weather related costs. The increase in operating expenses would have been greater except for restructuring charge reversals and other out-of-period adjustments discussed below.

          Total revenue increased approximately $16.1 million or 22.4% during the first six months of 1996 over the same period in 1995. This increase is due to a 5.6% increase in revenue passengers carried and increases in fares in the Company's markets. In the first six months of 1996 average yield increased 7.8 cents per RPM, or 18.0%, to 51.2 cents versus 43.4 cents reflecting improvement in the Company's yield management and the effect of industry fare increases. The average fare per passenger for the first six months of 1996 increased 16.2% compared to the first six months of 1995. Management believes that the industry fare increases resulted in part from the expiration of the aviation trust fund tax, also known as the "ticket tax", on December 31, 1995. The amount of the increases directly due to this factor cannot be determined. Revenue passenger miles increased 4.1% while ASM's increased 5.2% leading to a 0.5 percentage point decrease in load factor from 46.2% to 45.7%.

           Salaries and related costs increased $2.7 million or 13.8% in the first six months of 1996 versus the same period in 1995. The increased expenses largely reflect additional salary expense for flight and ground personnel associated with a 6.5% increase in actual block hours, profit sharing program costs of $1.6 million in the first six months of 1996 compared to $0.6 million in the first six months of 1995, and contractual wage increases for flight attendants.

           Aircraft fuel expense increased approximately $1.7 million or 27.6% in the first six months of 1996 compared to the first six months of 1995. The increase in fuel expense resulted primarily from a 6.5% increase in block hours and an 18.6% increase in the total cost per gallon of fuel. The cost increase in the first six months of 1996 resulted from both higher fuel prices and the 4.3 cent per gallon fuel tax imposed in October of 1995. Aircraft fuel prices fluctuate with a variety of factors, including the price of oil, and future increases or decreases cannot be predicted with a high degree of certainty. There can be no assurance that further increases will not adversely affect the Company's operating costs.

           Aircraft maintenance and materials expense increased $0.1 million or 0.6% in the first six months of 1996 compared to the first six months of 1995. This increase largely results from the addition of an average of seven J-41 aircraft offset by favorable adjustments of $0.3 million from parts inventory adjustments and credits received from manufacturers.

           Aircraft rentals and landing fees increased approximately $2.7 million or 19.2% in the first six months of 1996 compared to the first six months of 1995. The increase results primarily from the addition of an average of seven additional J-41 aircraft. The increase also results from more landings associated with a 7.1% increase in departures, and increased landing fee rates.

          Traffic commissions and related fees increased approximately $1.4 million or 11.3% in the first six months of 1996 compared to the first six months of 1995. The increase is attributable to a 22.7% increase in passenger revenue, a 5.6% increase in revenue passengers and a contractual rate increase in the program fees paid to United. The increase was offset by a decrease in the effective commission rate as a result of the commission cap on travel agency tickets implemented in 1995 and the introduction of electronic tickets. Segment booking fees increased primarily due to the greater number of transactions per passenger resulting from additional rebookings brought about by the severe winter weather on the East Coast during the first quarter of 1996.

           Depreciation and amortization increased approximately $0.2 million or 20.5% in the first six months of 1996 compared to the same period in 1995. The increase results primarily from the acquisition of additional rotable spare parts and computer equipment since June 1995.

          The total of other operating expenses increased $0.4 million or 5.2% in the first six months of 1996 compared to the first six months of 1995. Year over year differences included an increase of $0.5 million in glycol de-icing expense due to the severe winter weather, an increase in commissary expense due to an inventory adjustment of 0.2 million, and an increase in J-41 pilot training expense of $0.4 million. These increases were partially offset by favorable adjustments of prior period accruals for denied boarding compensation and passenger claims expense of $0.6 million, and a $0.2 million credit from an engine manufacturer. The remaining components net to a favorable variance of $0.1 million.

           In the first six months of 1996 the Company reversed excess restructuring reserves of $0.4 million related to the Dash-8. The reversal consisted of $0.2 million related to estimated return provisions and $0.2 million related to ferrying costs, legal fees, reserves for spare parts and the closure of the Stewart/Newburg, New York maintenance base. There are no remaining reserves for restructuring.

            Total operating expenses increased approximately $8.7 million during the first six months of 1996 compared to the same period last year. Operating expenses increased as a result of greater passenger related expenses associated with the higher number of passengers and revenue as well as aircraft rentals, fuel, and increased profit sharing expenses. Cost per available seat mile increased from 19.6 cents for the first six months of 1995 to 21.1 cents for the same period in 1996. The increased cost per available seat mile reflects the increased costs in aircraft rentals, fuel, passenger fees, and profit sharing costs.

           The Company's estimated effective tax rate for first six months of 1996 was approximately 5% and is significantly lower than the statutory rate due to the expected utilization of net operating loss carryforwards and tax credits. A significant increase in projected pretax income would be the primary reason for any future revision in the estimated effective tax rate.




Outlook

           This Management's Discussion and Analysis contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause the Company's future results to differ materially include the level of customer demand, the competitive environment, the price of fuel and the factors discussed below and in the Company's report on Form 10-K for the year ended December 31, 1995.

           In June 1996, the Company and an affiliate of British Aerospace agreed to convert to options the Company's order for nine additional J-41 aircraft under a 1994 agreement. The Company believes that the option arrangement provides it with greater flexibility in planning and implementing its future aircraft fleet decisions. In this regard, the Company is exploring the feasibility of acquiring 50-seat regional jet or turboprop aircraft. Acquiring such aircraft would enable the Company to increase capacity in existing markets and to provide service to new markets. If the Company determines to acquire 50-seat jet aircraft for operation under the "United Express" name, it must obtain the consent of United Airlines, Incorporated and satisfy various regulatory requirements.

           The Company believes that its operating results have benefited from improved yield management. In the third quarter of 1995 the Company signed a contract for the installation of PROS IV, a revenue management system marketed by PROS Strategic Systems that is designed to further enhance the Company's yield management. While several major domestic and international airlines currently use the PROS IV system, the Company believes that it will be the first regional airline to install PROS IV. The Company's PROS IV system is scheduled to become fully operational during the second half of 1996 and, subject to successful implementation and operation and continued demand in the Company's markets, is expected to begin producing benefits during this period.

           As of December 31, 1995 the Company had net operating loss carryforwards for income tax reporting purposes of approximately $14.7 million. The Company's pretax net income for the first half 1996 was $9.8 million. The Company believes that it is likely that the remaining portion of the net operating loss carryforward at June 30, 1996 will be fully utilized in the third quarter of 1996. Accordingly, the Company may increase its estimated effective tax rate for the third and fourth quarters based on pretax net income.

Liquidity and Capital Resources

           The Company has financed its working capital requirements through a combination of internally generated funds and supplemental borrowings under an accounts receivable financing facility. The net cash provided by operating activities of the Company was $6.0 million for the first six months of 1996, compared to $2.0 million for the same period of 1995.

     Restructuring

           In 1994 the Company commenced a major restructuring plan. The basis of the plan was to simplify the fleet by eliminating the Embraer Brasilia EMB-120 ("EMB-120") and deHavilland Dash-8 ("Dash-8") aircraft fleets in conjunction with the elimination of unprofitable routes, the consolidation of maintenance bases and other cost saving measures.

           The  Company  concluded  the  accounting  for  the  EMB-120
restructuring   plan  as  of  December  31,  1995   and   the   Dash-8
restructuring plan as of June 30, 1996. There are no remaining reserves related to the EMB-120 or Dash-8 restructuring and all obligations have been satisfied.

          During the first quarter of 1996 the Company reversed excess restructuring reserves of approximately $0.3 million related to estimated return provisions, unused aircraft ferrying reserves, legal fees, and other miscellaneous items. During the second quarter of 1996 the Company reversed remaining unused restructuring reserves of $0.2 million related to the sale of surplus parts inventory to Mesa Air Group, Inc., ("Mesa") and the closure of the Dash-8 maintenance facility in Stewart/Newburg, New York.

     Other Financing

            In December 1994 the Company completed its plan of recapitalization with an aircraft supplier which included the conversion of an outstanding loan on a revolver credit facility of
$10.0 million to equity, an additional $1.0 million cash equity investment, creation of a term loan facility in the amount of $4.0 million, and a new revolver line of credit facility of $5.0 million which was reduced to $2.5 million on June 30, 1995.

           In the first quarter 1995 the Company borrowed $4.0 million on the term loan facility. On December 29, 1995, the Company fully prepaid the loan at a discount and recorded an extraordinary gain of $0.4 million.

           The Company refinanced the operating leases on the two J-41 aircraft that it took delivery of in the first quarter of 1996, which was the first time the Company had financed aircraft without manufacturer support. The refinancing resulted in more competitive lease rates compared to the prior leases. The Company will continue to evaluate competitive leasing arrangements as they arise.

           As of June 30, 1996, the Company terminated the revolver credit facility. The Company does not intend to renew it.

          During the first quarter of 1995, the Company entered into a loan agreement for $0.3 million payable over a three year period commencing March 1, 1995, at an interest rate of 9.0% per annum. The proceeds of the loan were used to purchase two de-ice trucks for use at the Company's hub operations at Washington-Dulles.

     Capital Equipment and Debt Service

           On March 29, 1996, the Company redeemed the Series A cumulative convertible preferred stock in the amount of $3.8 million. Dividends for the second quarter of 1996 were not owed due to redemption before quarter end in accordance with the terms of the preferred stock agreement.

           Purchases of capital equipment for the second quarter of 1996 were $0.9 million compared to $2.7 million in the same period of 1995. Capital equipment purchased in 1996 consisted primarily of leasehold improvements to aircraft pertaining to Traffic Collision Avoidance Systems, repainting of aircraft, purchases of rotable spare parts related to deliveries of J-41 aircraft, purchases of ground service equipment, and purchases of computers and other office equipment. For the remainder of 1996 the Company anticipates spending less than $3.5 million on rotable spare parts, spare engines, software, facility improvements, and other capital expenditures.

           The Company took delivery of two J-41 aircraft during the first quarter of 1996. These aircraft were initially delivered on a long-term lease from the manufacturer. On June 28, 1996, the aircraft were sold to FINOVA Capital Corporation and leased to the Company on more favorable terms than the original lease. The future lease obligations related to these aircraft is $13.8 million.

           Debt service as of June 30, 1996, is $1.8 million compared to $2.5 million in the same period of 1995. The decrease is due primarily to the reduction of interest expense related to the prepayment of the $4.0 million term loan.

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

           Accounts receivable increased $5.2 million to $19.8 million at June 30, 1996, compared to $14.6 million at December 31, 1995. The increase is primarily attributed to the increased passenger ticket receivables resulting from a higher volume of passenger transactions as well as an increase in average value of tickets.

           Expendable parts and fuel inventory decreased approximately $0.3 million during the first six months of 1996 to $1.6 million due to a reduction in inventory stocking levels. The parts inventory consists of spare parts for the J-32 and J-41 aircraft.

           Prepaid expenses and other current assets increased to $2.6 million at June 30, 1996, compared to $1.8 million at December 31, 1995, due to the prepayment of aircraft insurance, rents, and other miscellaneous prepaid expenses.

          Accounts payable increased to $3.8 million at June 30, 1996, compared to $3.5 million at December 31, 1995, largely due to the timing of a quarterly insurance premium payment.

           A revolving line of credit balance of $3.6 million secured by interline accounts receivable remained outstanding at month-end due to the timing of the cash receipt from the ACH. The loan was repaid in full on July 2, 1996.

           Long-term debt decreased $0.7 million in the first six months of 1996 as a result of scheduled payments on existing debt. Capital lease obligations decreased approximately $0.3 million during the first six months of 1996, also due to scheduled payments made on the Company's various leases partially offset by the addition of $0.2 million in spare parts on an existing capital lease agreement.

           Accrued liabilities increased to $16.7 million at June 30, 1996, from $16.1 million at December 31, 1995. The major components of the change are as follows:

     Accrued payroll and employee benefits increased $1.3 million due to accruals for profit sharing and wages and benefits.

     Accrued reservations and handling fees decreased approximately $0.2 million reflecting adjustments for account reconciliation.

     Accrued  engine  overhaul  costs  increased  approximately   $0.6
     million due to increased engine reserves resulting from a 6.5% increase in year over year block hours.

     All other accrued liabilities decreased approximately $0.8 million due to the elimination of restructuring reserves as of June 1996 and the payment of preferred dividends for 1995 in February of 1996.
                     ATLANTIC COAST AIRLINES, INC.
                  FISCAL QUARTER ENDED June 30, 1996


Part II .  Other Information


     ITEM 1.  Legal Proceedings.

           In a suit filed against the Company on November 2, 1994, in U.S. District Court for the Southern District of New York, the Aircraft Mechanics Fraternal Association (AMFA), representing the Company's mechanics, challenged the right of the Company to make certain work rule changes between the time of the union certification in March 1994 and prior to an initial collective bargaining agreement. On November 9, 1994, the District Court upheld the Company's right to make those changes. AMFA subsequently appealed to the U.S. Court of Appeals for the Second Circuit. On May 19, 1995, the Court of Appeals affirmed the District Court's decision in favor of the Company, Aircraft Mechanics Fraternal Association v. Atlantic Coast Airlines, 55 F. 3d 90.

           On August 1, 1995, AMFA filed a motion for declaratory judgment on a remaining cause of action in the first case, asserting that if ACAI has the right to make unilateral work rule changes, no matter how small, the union may have a right to strike. ACAI opposed this motion, and on December 18, 1995, the U.S. District Court ruled in the Company's favor, including the explicit holding that the union is prohibited from striking under current circumstances. AMFA has appealed this decision to the U.S. Court of Appeals for the Second Circuit.


     ITEM 2.  Changes in Securities.

        None to report.

     ITEM 3.  Defaults Upon Senior Securities.

        None to report.










     ITEM 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of shareholders of the Company was held in Herndon, Virginia on May 22, 1996. Of the 8,464,577 shares of common stock outstanding on the record date, 6,696,906 were present by proxy. Those shares were voted on the matters before the meeting as follows:

        A.     Election of Directors

                                      For        Withheld
          C. Edward Acker          6,690,772      6,134
          Kerry B. Skeen           6,691,649      5,257
          Gordon Cain              6,692,075      4,831
          Robert E. Buchanan       6,691,849      5,057
          Joseph W. Elsbury        6,692,149      4,757
          James J. Kerley          6,692,125      4,781
          James C. Miller III      6,690,772      6,134
          John M. Sullivan         6,691,849      5,057
          James B. Glennon         6,690,999      5,907

         B. Proposal to adopt the 1995 Stock Incentive Plan. This proposal is fully described in the Company's Proxy statement of April 10, 1996.

For: 5,090,517   Against: 607,224   Abstain: 6,544   Not Voted 992,621


     ITEM 5.  Other Information.

        None to report.


     ITEM 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          27.1   Financial Data Schedule

     (b)  Reports on Form 8-K

          A  report  on Form 8-K was filed on April 9, 1996, reporting
          the   redemption  of  the  Company's  Series  A   cumulative
          convertible preferred stock on March 29, 1996.

          A report on Form 8-K was filed on June 26, 1996, reporting that the Company had reached agreement with Aero International to allow the Company's existing qualified order for nine J-41 aircraft to convert to options without penalty.

          A report on Form 8-K was filed on July 23, 1996, reporting to the SEC three statements released to the press in the month of July. These press releases discussed second quarter traffic results, third party financing for two J-41 aircraft, and record second quarter profits.





                              SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ATLANTIC COAST AIRLINES, INC.


August 12, 1996                    By:  /S/ James B. Glennon
                                   James B. Glennon
                                   Senior Vice President and Chief
Financial Officer


August 12, 1996                    By:  /S/ Kerry B. Skeen
                                   Kerry B. Skeen
                                   President and Chief Executive
Officer