Form 10-Q
period 1996-09-30
ATLANTIC COAST AIRLINES INC
filed 1996-11-14
CIK 904020

SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON,
                        D.C. 20549

                               FORM 10-Q
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996
Commission file number 0-21976
                     ATLANTIC COAST AIRLINES, INC.
        (Exact name of registrant as specified in its charter)

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

                    Yes   X        No

As of October 31, 1996, there were 8,477,909 shares of common stock, par value $.02 per share, outstanding.

               Page 1 of 22 sequentially numbered pages






Part I.  Financial Information
         Item 1. Financial Statements
                                       Atlantic Coast Airlines, Inc.
                                                      and Subsidiary
                                         Consolidated Balance Sheets
(In thousands except for share data and par       September December 31,
values)                                            30, 1996    1995
                                                (Unaudited)
Assets
Current:
    Cash and cash equivalents                    $18,119     $ 8,396
    Accounts receivable, net                      18,858      14,607
    Expendable parts and fuel inventory,           1,748       1,850
net
    Prepaid expenses and other current             1,469       1,758
assets
      Total current assets                        40,194      26,611
Property and equipment, net of accumulated
depreciation and amortization                     15,772      15,513
Preoperating costs, net of accumulated
amortization                                         284         462
Intangible assets, net of accumulated               2,936       2,864
amortization
Deferred tax asset                                 1,500       1,500
Other assets                                         610         549
      Total assets                               $61,296     $47,499

Liabilities and Stockholders' Equity
Current:
    Accounts payable                             $ 3,950     $3,532
    Line of credit with financial                      6          -
institution
    Current portion of long-term debt              1,051      1,214
    Current portion of capital lease               1,458      1,192
obligations
    Accrued liabilities                           16,985     16,121
      Total current liabilities                   23,450     22,059
Long-term debt, less current portion               2,463      3,260
Capital lease obligations, less current            3,540      3,794
portion
Other liabilities                                    496          -
      Total liabilities                           29,949     29,113

Commitments and contingencies
Redeemable Series A cumulative convertible
preferred stock, $.02 par
value,(liquidation preference of $3,825)
shares authorized 8,000; shares issued and             -      3,825
outstanding 3,825 in 1995

Stockholders' equity:
Preferred stock, $.02 par value per share;
shares authorized 4,992,000; no shares
issued or outstanding in 1996 or 1995                  -          -
Common stock: $.02 par value per share;
shares authorized 15,000,000; shares issued
8,490,409 in 1996 and 8,356,411 in 1995              170        167
Class A common stock: nonvoting; par value;
$.02 stated value per share; shares
authorized 6,000,000; no shares issued or              -          -
outstanding
Additional paid-in capital                         37,099     36,774
Less: Common stock in treasury, at cost,            (125)       (125)
12,500 shares
Accumulated deficit                              (5,797)     (22,255)
      Total stockholders' equity                  31,347      14,561
      Total liabilities and stockholders'        $61,296     $47,499
      equity
 See accompanying notes to the consolidated financial statements.


                                     Atlantic Coast Airlines, Inc.
                                                    and Subsidiary
                             Consolidated Statements of Operations
                                                       (Unaudited)

(In thousands except for earnings per share         Three months ended
data)                                                 September 30,
                                                     1996          1995
Revenues:
  Passenger                                       $48,737       $43,122
  Other                                               804          837
     Total revenues                                49,541        43,959

Operating expenses:
  Salaries and related costs                       10,802        10,426
  Aircraft fuel                                     4,321         3,359
  Aircraft maintenance and materials                4,735         3,794
  Aircraft rentals and landing fees                 8,452         7,650
  Traffic commissions and related fees              7,477         7,114
  Depreciation and amortization                       772           556
  Other                                             5,308         4,711
  Restructuring charge reversals                        -         (218)
     Total operating expenses                      41,867        37,392

Operating income                                    7,674         6,567

Other income (expense):
Interest expense                                      (209)        (442)
Interest income                                        108            8
Other income (expense)                                  (4)           2
Total other expense                                   (105)        (432)

Income before income tax provision                    7,569        6,135
Income tax provision                                    438          182

Net income                                             $ 7,131    $5,953
Earnings per common and common equivalent shares:
              -primary                                   $0.79     $0.67
              -fully diluted                             $0.79     $0.61
Weighted average common and common equivalent
shares:
              -primary                                   8,996     8,810
              -fully diluted                             8,996     9,928
 See accompanying notes to the consolidated financial statements.


                                     Atlantic Coast Airlines, Inc.
                                                    and Subsidiary
                             Consolidated Statements of Operations
                                                       (Unaudited)

(In thousands except for earnings per share         Nine months ended
data)                                                 September 30,
                                                     1996          1995
Revenues:
  Passenger                                      $135,433      $113,756
  Other                                             2,330        2,289
     Total revenues                               137,763       116,045

Operating expenses:
  Salaries and related costs                       32,802       29,766
  Aircraft fuel                                    12,224         9,552
  Aircraft maintenance and materials               12,720        11,730
  Aircraft rentals and landing fees                24,930        21,472
  Traffic commissions and related fees             21,242        19,477
  Depreciation and amortization                     2,061         1,626
  Other                                            14,215        13,179
  Restructuring charge reversals                     (426)        (218)
     Total operating expenses                     119,768       106,584

Operating income                                   17,995         9,461

Other income (expense):
Interest expense                                     (758)       (1,400)
Interest income                                       154            12
Other income (expense)                                (13)            2
     Total other expense                             (617)      (1,386)

Income before income tax provision                 17,378         8,075
Income tax provision                                  920           182

Net income                                        $16,458       $ 7,893

Earnings per common and common equivalent
shares:
              -primary                              $1.83         $0.88
              -fully diluted                        $1.83         $0.82
Weighted average common and common equivalent
shares:
              -primary                              8,969         8,728
              -fully diluted                        8,969         9,915
 See accompanying notes to the consolidated financial statements.


                                       Atlantic Coast Airlines,
                                                      Inc. and
                                                      Subsidiary
                               Consolidated Statements of Cash
                                                         Flows
                                                         (Unaudited)

Nine months ended September 30,
(In thousands)                                          1996        1995
Cash flows from operating activities:
   Net income                                          $16,458      $7,893
   Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                       2,061       1,635
     Provision for uncollectible accounts                   95         177
     Amortization of finance costs                          23           -
     Amortization of deferred credits                      (16)          -
     Loss on disposal of fixed assets                        -          (9)
      Changes in operating assets and
liabilities:
       Accounts receivable                             (4,346)      (3,576)
       Expendable parts and fuel inventory                207         985
       Prepaid expenses and other current                 289       2,953
assets
       Accounts payable                                   418      (1,029)
       Accrued liabilities                              1,198         734
Net cash provided by operating activities              16,387       9,763
Cash flows from investing activities:
   Purchase of property and equipment                 (1,250)      (3,407)
   Proceeds from sales of fixed assets                      -       2,833
   Decrease (increase) in deposits                       (61)          62
Net cash used in investing activities                  (1,311)       (512)
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                 -       4,300
   Payments of long-term debt                           (960)        (854)
   Payments of capital lease obligations                (848)        (526)
   Net increase (decrease) in lines of credit               6      (6,356)
   Decrease in intangible assets                         (230)          -
   Deferred credits                                       512           -
   Proceeds from exercise of stock options                327          61
   1995 cumulative preferred dividends paid in           (335)          -
1996
   Redemption of Series A cumulative
convertible preferred stock                            (3,825)           -
Net cash used in financing activities                  (5,353)      (3,375)
Net increase in cash and cash equivalents               9,723       5,876
Cash and cash equivalents, beginning of period          8,396       2,290
Cash and cash equivalents, end of period              $18,119      $8,166
    See accompanying notes to the consolidated financial statements.


             ATLANTIC COAST AIRLINES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Information as of September 30, 1996, and for the nine months ended September 30, 1996, is unaudited)



1.   BUSINESS AND BASIS OF PRESENTATION

Atlantic  Coast  Airlines, Inc. ("ACAI") is the holding  company of Atlantic Coast Airlines, ("ACA") one of the largest regional airlines based on total revenues operating in the United States, serving 41 markets in seventeen states as of November 1, 1996. The
Company markets  itself  as  "United Express" and is the  only
code-sharing regional   airline  for  United  Airlines,  Incorporated
("United") operating as United Express in the Eastern United States.
The Company operates   primarily  from  United's  East  Coast  hub   at
Dulles International Airport located in Northern Virginia near
Washington, D.C.

The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all other adjustments, including restructuring charges reversals and other revisions to previous estimates, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the nine month period presented are not necessarily indicative of the results to be expected for the year ending December 31, 1996. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


2.   EARNINGS PER SHARE

Earnings per share is based on the weighted average number of common shares and dilutive common stock equivalents outstanding. The redeemable Series A cumulative convertible preferred stock did not factor into the earnings per share computation for the current quarter or the year to date because it was redeemed on March 29, 1996.

For the third quarter and the nine months ended September 30, 1995, the result of the fully diluted common stock equivalents evaluation is dilutive, therefore net income available for common shareholders reflects the elimination of the dividend requirements for the convertible preferred stock and the related interest expense for the convertible debt while the average number of shares of common stock and common stock equivalents outstanding are increased.


3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                           September 30, December 31,
(In thousands)                                     1996         1995

Improvements to aircraft                        $ 2,350      $ 2,210
Flight equipment, primarily rotable parts        13,132       11,978
Maintenance and ground equipment                  3,271        3,267
Computer hardware and software                    1,435        1,178
Furniture and fixtures                              296          272
Leasehold improvements                              580          465
                                                 21,064       19,370
Less:  Accumulated depreciation and
amortization                                      5,292        3,857
                                                $15,772      $15,513


4.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:
                                         September 30,   December 31,
(In thousands)                                   1996           1995

Accrued payroll and benefits                  $ 5,187        $ 4,554
Air traffic liability                           2,441          2,690
Reservations and handling                       2,166          2,155
Engine overhaul costs                           3,038          2,242
Fuel                                            1,030            831
Other                                           3,123          3,649
                                              $16,985        $16,121

5.  DEBT AND PREFERRED STOCK

The Company redeemed $3.8 million in Series A cumulative convertible preferred stock on March 29, 1996. The preferred stock was issued to JSX Capital Corporation ("JSX"), a subsidiary of British Aerospace, Inc. ("BAe") in December 1994 as part of a $20 million financing arrangement consisting of a common stock equity investment, the convertible preferred stock, and available borrowings.

6.  INCOME TAXES

The Company's estimated effective tax rate for the third quarter of 1996 was 5.8%. This rate is significantly lower than the
statutory rate   due   to  the  expected  utilization  of  net
operating   loss carryforwards.  The  Company  expects to  utilize
the remaining net operating loss carryforward in the fourth quarter 1996. In 1997, the Company expects the effective tax rate to approximate the statutory tax rate.


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

During   the  first  quarter  of  1996  the  Company  reversed
excess restructuring reserves of approximately $0.3 million related to estimated return provisions. During the second quarter of 1996 the Company reversed remaining unused restructuring reserves of $0.2 million related to the sale of surplus parts inventory to Mesa Air Group, Inc., ("Mesa") and the closure of the Dash-8 maintenance facility in Stewart/Newburg, New York. There were no restructuring related transactions during the third quarter of 1996.



     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Results of Operations


                    Third Quarter Operating Results
 Three months ended September 30,                           Increase

  (Decrease) (Scheduled Service)                     1996      1995
  % Change

Revenue passenger miles (RPM's)          97,895    97,984     (0.1%)
 (000's)
 Available seat miles (ASM's) (000's)    201,271   191,562      5.1%
 Passenger load factor                     48.6%     51.2%     (2.6pts)
 Revenue passengers carried              397,563   400,665     (0.8%)
 Average passenger fare                  $122.59   $107.63     13.9%
 Average yield per RPM (cents)              49.8      44.0     13.2%
 Total revenues per ASM (cents)             24.6      22.9      7.4%
 Cost per ASM (cents) 1                     20.8      19.6      6.1%
 Average passenger trip length               246       245      0.4%
 (miles)
 Break-even passenger load factor 2        41.0%     43.6%     (2.6pts)
 Revenue departures (completed)           35,801    35,036      2.2%
 Revenue block hours (completed)          45,043    42,860      5.1%


Aircraft in service at September 30:         1996      1995

  BAe 29 seat Jetstream-41 ("J-41")            28        25
  BAe 19 seat Jetstream-32 ("J-32")            29        30

 Total aircraft                                57        55


Comparison of three months ended September 30, 1996, to three months ended September 30, 1995.

           In the third quarter of 1996 the Company had consolidated net income of $7.1 million compared to net income of $6.0 million in the third quarter of 1995. The improvement in financial performance resulted primarily from 12.7% more revenue generated largely by higher yields. This was partially offset by an increase in operating expenses of 12.0%, reflecting an increase in the number of aircraft and the level of operations, increased cost of fuel, increased aircraft maintenance costs, increased weather related costs and variable costs related to increased revenue and profitability.

           Total revenue increased approximately $5.6 million or 12.7% during the third quarter of 1996 over the same quarter in 1995. This increase was due primarily to increases in average passenger fares earned. In the third quarter of 1996 average yield increased 5.8 cents per RPM, or 13.2% versus 1995, reflecting the effect of industry fare increases and advances in the Company's yield management. The average fare per passenger in the third quarter of 1996 increased 13.9% compared to the third quarter of 1995.
Revenue passenger miles decreased 0.1% year over year while ASM's increased 5.1%, resulting in a 2.6 percentage point decrease in load factor. Total revenue also includes a favorable adjustment of $0.4 million related to revised estimates for air traffic liability.

            Management  believes  that  the  industry  fare
increases resulted  in part from the expiration of the aviation trust fund  tax, also  known as the "ticket tax", on December 31,
1995. The  amount  of the  increases due to this factor cannot be determined,  nor  can  the impact  on revenue  that has  resulted  and
may  result  from   thereinstatement  of  the tax on August 27, 1996.
The ticket tax will expire on December 31, 1996, and it is not known if the tax will be renewed at that time.

          Salaries and related costs increased $0.4 million or 3.6% in the third quarter of 1996 versus the same period in 1995. The increased expenses are largely a result of additional flight crew hours and ground personnel to support the Company's increased level of flight operations, increased profit sharing/incentive program costs of approximately $0.2 million over the third quarter of 1995, and contractual wage increases for flight attendants as of May 1, 1996. The increase is partially offset by a credit of $0.2 million that the Company recognized resulting from an audit of workers' compensation premiums.

           Aircraft fuel expense increased approximately $1.0 million or 28.6% in the third quarter of 1996 compared to the third quarter of 1995. The increase in fuel expense resulted primarily from a 23.1% increase in the total cost per gallon as a result of substantial aircraft fuel price increases and the 4.3 cent per gallon fuel tax imposed in October of 1995, as well as a 5.1% increase in block hours. Aircraft fuel prices fluctuate with a variety of factors, including the price of oil, and future increases or decreases cannot be predicted with a high degree of certainty. There can be no assurance that further increases will not adversely affect the Company's operating costs.

            Aircraft   maintenance  and  materials  expense
increased approximately $0.9 million or 24.8% in the third quarter of 1996 compared to the third quarter of 1995. The increase resulted from the expiration of the warranty coverage for certain aircraft, costs associated with three additional J-41 aircraft and rate increases in contract maintenance for engines.

           Aircraft rentals and landing fees increased approximately $0.8 million or 10.5% in the third quarter of 1996 compared to the third quarter of 1995. The increase resulted from rent and landing fees associated with an average of three additional J-41 aircraft, as well as increased landing fee rates at several of the airports the Company serves.

          Traffic commissions and related fees increased approximately $0.4 million or 5.1% in the third quarter of 1996 compared to the third quarter of 1995. The increase is attributable to a 13.0% increase in passenger revenue, and rate increases in the computer reservation system and other passenger fees paid to United and other airlines. The increased fees also resulted from rebooking of passengers due to cancellations and delays associated with the summer storms experienced on the East Coast. The increase was offset by a decrease in the effective commission rate as a result of the commission cap on travel agency tickets implemented by the industry in 1995 and the introduction of electronic tickets by United for United Express carriers in September 1995. In addition, the Company recorded favorable adjustments of $0.3 million related to revised estimates for passenger fees.

           Depreciation and amortization increased approximately $0.2 million or 38.8% in the third quarter of 1996 compared to the same period in 1995. The increase results primarily from the acquisition of additional rotable spare parts associated with additional aircraft, improvements to aircraft, facility leasehold improvements, and other capital expenditures since the third quarter of 1995.

          The total of other operating expenses increased $0.6 million or 12.7% in the third quarter of 1996 compared to the third quarter of 1995. Quarter over quarter differences include an increase of $0.3 million in glycol de-icing expense due to delayed vendor invoicing for costs associated with the previous winter, an increase of $0.2 million in professional and technical fees, and an increase in pilot training and other miscellaneous charges of $0.1 million.

            Total operating expenses increased approximately $4.5 million during the third quarter of 1996 compared to the same period last year, largely due to fuel cost increases, higher aircraft maintenance costs, costs associated with an average
of   three additional aircraft and the resulting 5.1% increase in
ASM's. The cost per available seat mile increased from 19.6 cents in the third quarter of 1995 to 20.8 cents in the same period 1996. The increased cost per available seat mile largely reflects the increased costs of fuel, aircraft maintenance, wages and weather related costs.

           The Company's estimated effective tax rate for the third quarter of 1996 was 5.8%. This rate is significantly lower than the statutory rate due to the expected utilization of net operating loss carryforwards. The Company expects to utilize the remaining net operating loss carryforward in the fourth quarter of 1996. In 1997, the Company expects the effective tax rate to approximate the statutory rate.


                     Nine Months Operating Results
Nine months ended September 30,                               Increase
                                                             (Decrease)
 (Scheduled Service)                       1996       1995    % Change

Revenue passenger miles (RPM's)         267,326    260,714       2.5%
(000's)
Available seat miles (ASM's) (000's)    571,896    543,780       5.2%
Passenger load factor                      46.7%      47.9%     (1.2pts)
Revenue passengers carried            1,093,226  1,059,441       3.2%
Average passenger fare                  $123.88    $107.37      15.4%
Average yield per RPM (cents)              50.7       43.6      16.3%
Total revenue per ASM (cents)              24.1       21.3      13.1%
Cost per ASM (cents) 3                     21.0       19.6       7.0%
Average passenger trip length               245        246      (0.4%)
(miles)
Break-even passenger load factor 4        40.6%      44.1%     (3.5pts)
Revenue departures (completed)          102,570     97,213      5.5%
Revenue block hours (completed)         127,923    120,683      6.0%


Comparison of nine months ended September 30, 1996, to nine months ended September 30, 1995.

            In the first nine months of 1996 the Company had consolidated net income of $16.5 million compared to a net income of $7.9 million in the first nine months of 1995. The improvement in financial performance resulted primarily from 18.7% additional revenue generated by higher average fares and increased revenue passengers, partially offset by an increase in operating expenses of 12.4%, largely reflecting increased aircraft rent and landing fees due to additional aircraft, fuel costs, salary expenses, additional revenue and passenger related costs, profit sharing/incentive program expenses, and increased weather related costs. The increase in operating expenses were partially offset by restructuring charge reversals and other revisions to estimates discussed below.

          Total revenue increased approximately $21.7 million or 18.7% during the first nine months of 1996 over the same period in 1995. This increase is due to increases in average passenger fares earned and a 3.2% increase in revenue passengers carried. In the first nine months of 1996 average yield increased 7.1 cents per RPM, or 16.3% versus 1995 reflecting advances in the Company's yield management and the effect of industry fare increases. The average fare per passenger for the first nine months of 1996 increased 15.4% compared to the first nine months of 1995. Revenue passenger miles increased 2.5% while ASM's increased 5.2% year over year resulting in a 1.2 percentage point decrease in load factor. Total revenue also includes a favorable adjustment of $0.4 million related to revised estimates for air traffic liability.

            Management believes that the industry fare increases resulted in part from the expiration of the aviation trust fund tax, also known as the "ticket tax", on December 31, 1995. The amount of the increases due to this factor cannot be determined, nor can the impact on revenue that resulted or may result from the reinstatement of the tax on August 27, 1996. The ticket tax will expire on December 31, 1996 and it is not known if the tax will be renewed at that time.

           Salaries and related costs increased $3.0 million or 10.2% in the first nine months of 1996 versus the same period in 1995.
The increased expenses are largely a result of additional flight crew hours and ground personnel to support the Company's increased level of flight operations, additional profit sharing/incentive program costs of $1.2 million compared to the first nine months of 1995, and contractual wage increases for flight attendants as of May 1, 1996. The increase is partially offset by a credit of $0.2 million that the Company recognized resulting from an audit of workers' compensation premiums.

           Aircraft fuel expense increased approximately $2.7 million or 28.0% in the first nine months of 1996 compared to the first nine months of 1995. The increase in fuel expense resulted primarily from a 20.2% increase in the total cost per gallon of fuel as well as the increased level of operations. Fuel costs per gallon increased during the first nine months of 1996 as a result of substantial aircraft fuel price increases and the 4.3 cent per gallon fuel tax imposed in October of 1995. Aircraft fuel prices fluctuate with a variety of factors, including the price of oil, and future increases or decreases cannot be predicted with a high degree of certainty. There can be no assurance that further increases will not adversely affect the Company's operating costs.

           Aircraft maintenance and materials expense increased $1.0 million or 8.4% in the first nine months of 1996 compared to the first nine months of 1995. This increase largely results from an average of six additional J-41 aircraft, the expiration of the warranty coverage for certain aircraft, and rate increases in contract maintenance for engines. The increase is offset by favorable inventory adjustments and credits received from engine and aircraft manufacturers of $0.4 million.

           Aircraft rentals and landing fees increased approximately $3.5 million or 16.1% in the first nine months of 1996 compared to the first nine months of 1995. The increase resulted from rent and landing fees associated with the additional J-41 aircraft, as well as increased landing fee rates at several of the airports the Company serves.

          Traffic commissions and related fees increased approximately $1.8 million or 9.1% in the first nine months of 1996 compared to the first nine months of 1995. The increase is attributable to a 19.1% increase in passenger revenue, a 3.2% increase in revenue passengers and rate increases in the computer reservations systems and other passenger fees paid to United and other airlines. The increase was offset by a decrease in the effective commission rate as a result of the commission cap on travel agency tickets implemented in 1995 and the introduction of electronic tickets by United for United Express carriers in September of 1995. In addition, the Company recorded favorable adjustments of $0.3 million related to revised estimates for passenger fees.

           Depreciation and amortization increased approximately
$0.4 million or 26.8% in the first nine months of 1996 compared to the same period in 1995. The increase results primarily from the acquisition of additional rotable spare parts, improvements to aircraft, facility leasehold improvements and other capital expenditures since the first nine months of 1995.

          The total of other operating expenses increased $1.0 million or 7.9% in the first nine months of 1996 compared to the first nine months of 1995. Year over year differences included an increase of $0.7 million in glycol de-icing expense due to severe winter weather, an increase in pilot training expense of $0.6 million, an increase in passenger food service of $0.3 million, reflecting an adjustment to reconcile book to physical inventory, partially offset by favorable adjustments of prior period accruals for denied boarding compensation and passenger claims expense of $0.6 million, and a $0.3 million credit from an engine manufacturer.
The remaining components result in an unfavorable variance of $0.3 million.

          In the first nine months of 1996 the Company reversed excess restructuring reserves of $0.5 million. The reversal consisted of $0.3 million related to estimated return provisions and $0.2 million related to ferrying costs, legal fees, reserves for spare parts and the closure of the Stewart/Newburg, New York maintenance base. There are no remaining reserves for restructuring and all obligations pertaining to the restructuring have been satisfied.

           Total  operating  expenses  increased  approximately
$13.2 million during the first nine months of 1996 compared to the same period last year. Operating expenses primarily increased as a result of aircraft rentals, fuel, passenger fees and commissions, salaries, profit sharing, and maintenance expenses. Cost per available seat mile increased from 19.6 cents for the first nine months of 1995 to 21.0 cents for the same period in 1996.

      The Company's estimated effective tax rate for first nine
months of  1996 was 5.3%. This rate is significantly lower than the
statutory rate   due to  the  expected  utilization  of  net  operating
loss carryforwards. The Company expects to utilize the remaining net operating loss carryforward in the fourth quarter 1996. In
1997, the Company expects to the effective tax rate to approximate the statutory tax rate.


Outlook

           This Outlook Section contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forwardlooking statements. Factors that could cause the Company's future results to differ materially include the level of customer demand, the competitive environment, the cost of fuel and the factors discussed below and in the Company's report on Form 10-K for the year ended December 31, 1995.

            The   Air  Line  Pilots  Association  ("ALPA")
collective bargaining agreement became amendable on March 31, 1996.
On a formal request by ALPA, the Company has agreed to negotiate possible amendments to certain sections of the contract, which it hopes to accomplish within the next six months. The Company expects to continue operating under the terms of the existing agreement until new terms are negotiated.

           The Company believes that its operating results have benefited from its advances in yield management. In 1995 the Company signed a contract for the installation of PROS IV, a revenue management system marketed by PROS Strategic Systems that is designed to further enhance the Company's yield management. While several major U.S. and foreign airlines currently use the PROS IV system, the Company believes that it is the first regional airline to acquire PROS IV. Testing of the PROS IV system at the Company began during the third quarter of this year, with nearly full functionality of the system expected by year-end. The Company is currently testing and calibrating the features of the system and full benefits of the system are anticipated to be realized by the second quarter of 1997.

           As of December 31, 1995 the Company had net operating loss carryforwards for income tax reporting purposes of approximately $14.7 million. The Company's pretax net income for the first nine months of 1996 was $17.4 million. The Company believes that it is likely that the net operating loss carryforward will be fully utilized by taxable net income by December 31, 1996. Accordingly, the Company may increase its estimated effective tax rate for the fourth quarter based on the level of pretax net income and the amount of deferred tax assets.


Liquidity and Capital Resources

           The Company has financed its working capital requirements through a combination of internally generated funds and supplemental borrowings under an accounts receivable financing facility. The net cash provided by operating activities of the Company was $16.4 million for the first nine months of 1996, compared to $9.8 million for the same period of 1995.

           The Company believes that, in the absence of changes in the nature of the Company's operations or other circumstances, its cash flow from operations, the accounts receivable credit facility, and available equipment and other financing will be sufficient to meet its working capital needs, capital expenditures, and debt service requirements for the next twelve months.


     Other Financing

          In June 1996, the Company refinanced the operating leases on the two J-41 aircraft delivered during the first quarter of 1996, which was the first time the Company had financed aircraft without manufacturer support. The refinancing resulted in more favorable terms compared to the prior leases. The Company will continue to evaluate competitive leasing arrangements as they arise.


     Capital Equipment and Debt Service

           On March 29, 1996, the Company redeemed the Series A cumulative convertible preferred stock in the amount of $3.8 million. Dividends for the first quarter of 1996 were not owed due to redemption before quarter end in accordance with the terms of the preferred stock agreement.

           Capital expenditures for the nine months of 1996 were
$1.2 million  compared to $3.4 million in the same period of 1995.
Capital expenditures  in  1996  consisted primarily  of  rotable spare  parts including  a spare J-41 engine, PROS IV software for
yield management, facility leasehold  improvements,  purchases   of
ground service equipment, and computers and other office equipment. For the remainder of 1996 the Company anticipates spending up to $3.3 million on rotable spare parts, the Aircraft Communications
Addressing and Reporting System/Flight Management System, ground service equipment, facility improvements, and other capital expenditures.

           The Company took delivery of two J-41 aircraft during the first quarter of 1996. As with the other aircraft, these aircraft were initially delivered on a long-term lease from the manufacturer. Subsequently, on June 28, 1996, the aircraft were sold to an equipment leasing company for a direct lease with the Company on more favorable terms than previous leases. The future lease obligations related to these aircraft is $14.2 million.

           Debt service including capital leases as of September 30, 1996, is $3.3 million compared to $3.8 million in the same period of 1995. The decrease is due primarily to the reduction of interest expense related to the prepayment of the $4.0 million term loan, and the retirement of other long term debt.


     Operating Cash Flow

           The Company bills substantially all of its earned airline ticket revenue to United and other carriers under interline agreements through the Airline Clearing House ("ACH"), which settles at the end of the month following the month during which the revenue was earned. The Company has a line of credit with a financial institution to provide an adequate cash flow if needed, between ACH settlements. The line is principally secured by the Company's interline accounts receivable and unprocessed tickets.

           Accounts receivable increased $4.3 million to $18.9 million at September 30, 1996, compared to $14.6 million at December 31, 1995. The increase is primarily attributed to the increased passenger ticket receivables resulting from a higher volume of passenger transactions as well as an increase in average value of tickets.

           Expendable parts and fuel inventory decreased approximately $0.1 million during the first nine months of 1996 to $1.7 million due to a reduction in inventory stocking levels. The parts inventory consists of spare parts for the J-32 and J-41 aircraft.

           Prepaid expenses and other current assets decreased to $1.5 million at September 30, 1996, compared to $1.8 million at December 31, 1995, due to the recovery of short term deposits placed at airports, and amortization of prepaid insurance, partially offset by an increase in prepaid fuel and aircraft rents.

           Accounts payable increased $0.4 million to $3.9 million at September 30, 1996, compared to $3.5 million at December 31, 1995, largely due to increased purchases from vendors and timing of payments.

           Long-term debt decreased $1.0 million in the first nine months of 1996 as a result of scheduled payments on existing debt. Total capital lease obligations decreased approximately $0.1 million during the first nine months of 1996. The Company added $0.9 million in capital leases of rotable parts during this period offset by payments of $0.8 million.

           Accrued liabilities increased to $17.0 million at September 30, 1996, from $16.1 million at December 31, 1995. The major components of the change are as follows:

      Accrued payroll and benefits increased $0.6 million due to increased profit sharing/incentive program benefits to be paid within the next six months.

      Accrued air traffic liability decreased approximately $0.3 million reflecting adjustments to current and prior period estimates for interline settlement differences.

      Accrued engine overhaul costs increased approximately $0.8 million due to increased engine reserves primarily resulting from a 5.8% increase in year over year block hours.

      All other accrued liabilities decreased approximately $0.5 million primarily due to the elimination of restructuring reserves as of June 1996 and the payment in the first quarter of 1996 of preferred dividends for
   1995.

     Restructuring

           In 1994 the Company commenced a major restructuring plan. The basis of the plan was to simplify the fleet by eliminating the EMB 120 and Dash-8 aircraft fleets in conjunction with the elimination of unprofitable routes, the consolidation of maintenance bases and other cost saving measures.

           The  Company  concluded  the  accounting  for  the  EMB-120
restructuring   plan  as  of  December  31,  1995   and   the   Dash-8
restructuring plan as of June 30, 1996. There are no remaining reserves related to the EMB-120 or Dash-8 restructuring and all obligations have been satisfied.

          During the first quarter of 1996 the Company reversed excess restructuring reserves of approximately $0.3 million related to estimated return provisions. During the second quarter of 1996 the Company reversed remaining unused restructuring reserves of $0.2 million related to the sale of surplus parts inventory to Mesa Air Group, Inc., ("Mesa") and the closure of the Dash-8 maintenance facility in Stewart/Newburg, New York.



                     ATLANTIC COAST AIRLINES, INC.
               FISCAL QUARTER ENDED September 30, 1996


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

           On August 1, 1995, AMFA filed a motion for declaratory judgment on a remaining cause of action in the first case, asserting that if the Company has the right to make unilateral work rule changes, no matter how small, the union may have a right to strike.
The Company opposed this motion, and on December 18, 1995, the U.S. District Court ruled in the Company's favor, including the explicit holding that the union is prohibited from striking under current circumstances. AMFA has appealed this decision to the U.S. Court of Appeals for the Second Circuit.

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

        None to report.







                             SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of

1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ATLANTIC COAST AIRLINES, INC.

November 14, 1996                  By:  /S/ James B. Glennon
                                   James B. Glennon
                                   Senior Vice President and Chief
Financial Officer


November 14, 1996                  By:  /S/ Kerry B. Skeen
                                   Kerry B. Skeen
                                   President and Chief Executive
Officer
_______________________________
1 "Cost per available seat mile" represents total operating expenses excluding amounts related to restructuring divided by available seat miles.
2 "Break-even passenger load factor" represents the percentage of available seat miles which must be flown by revenue passengers for the airline to break-even after operating expenses excluding amounts related to restructuring.
3 "Cost per available seat mile" represents total operating expenses excluding amounts related to restructuring divided by available seat miles.
4 "Break-even passenger load factor" represents the percentage of available seat miles which must be flown by revenue passengers for the airline to break-even after operating expenses excluding amounts related to restructuring.