Form 10-K/A
period 1996-12-31
ATLANTIC COAST AIRLINES INC
filed 1997-03-31
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

Commission file number 0-21976

ATLANTIC COAST AIRLINES, INC.
(Exact name of registrant as specified in its charter)

	Delaware		13-3621051
	(State of incorporation)		(IRS Employer
			 Identification
No.)

	515-A Shaw Road, Dulles, Virginia
20166
	(Address of principal executive offices)
	(Zip Code)

Registrant's telephone number, including area code:  (703) 925-6000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock par value $ .02       	NASDAQ National Market
            (Title of Class)    (Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes   X   		No__

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 11, 1997 was approximately $112,810,113

As of March 11, 1997 there were 8,519,578 shares of Common Stock of the registrant issued and 8,507,078 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

Document Incorporated				Part of Form 10-K
Proxy Statement for 1996 Annual	 Meeting of Shareholders		Part III, Items 10-13


Introductory Statement

The following is being filed to amend the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Annual Report on Form 10-K for the year ended December 31, 1996 was filed with U.S. Securities and Exchange Commission on March 25, 1997 at 8:05pm EST. (Accession Number 0000904020-97-000004)

The purpose of the amendment is to file the required exhibits on the Company's Annual Report Form 10-K for the year ended December 31, 1996.



PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form
8-K

	(a)	1.	Financial Statements

	The Financial Statements listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.

		2.	Financial Statement Schedules

	The Financial Statement Schedules listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.

		3.	Exhibits

Exhibit
Number 			  Description of Exhibit
3.1***	Restated Certificate of Incorporation of the Company.
3.1(a)**	Certificate of Correction to the Restated Certificate of
Incorporation.
3.2**	Restated By-laws of the Company.
4.1*	Specimen Common Stock Certificate.
4.2*	Stockholders' Agreement, effective as of October 15, 1991,
among the Company, the stockholders and the holder of
warrants of the Company named on the signature pages thereto and a trust established pursuant to the Atlantic Coast
Airlines, Inc. Employee Stock Ownership Plan, together with
Amendment and Second Amendment thereto dated as of February
24, 1992 and May 1, 1992 respectively.
4.3*	Registration Rights Agreement, dated as of September 30,
1991, among the Company and the stockholders named on the
signature pages thereto (the "Stockholders Registration
Rights Agreement").
4.4*	Form of amendment to the Stockholders Registration Rights
Agreement.
4.16***	Registration Rights Agreement, dated as of December 30,
1994, by and between JSX Capital Corporation and Atlantic
Coast Airlines, Inc.
10.1*	Atlantic Coast Airlines, Inc. 1992 Stock Option Plan.
10.2**	Restated Atlantic Coast Airlines, Inc. Employee Stock
Ownership Plan, effective October 11, 1991, as amended
through December 31, 1996.
10.4**	Restated Atlantic Coast Airlines 401(k) Plan, as amended
through February 3, 1997.
10.6#*	United Express Agreement, dated October 1, 1991, among
United Airlines, Inc., Atlantic Coast Airlines and the
Company, together with Amendment No. 1, dated as of April 1,
1993.
10.7#*	Agreement to Lease British Aerospace Jetstream-41 Aircraft,
dated December 23, 1992, between British Aerospace, Inc. and
Atlantic Coast Airlines.
10.12(b)****	Amendment and Restated Severance Agreement, dated as
of October 18, 1995 between the Company and Kerry B. Skeen.
10.12(c)**	First Amendment To Severance Agreement For Kerry B. Skeen
effective as of October 16, 1996.
10.12(h)**	Form of Severance Agreement.  The Company has entered into
substantially identical agreements with Thomas J. Moore and
with Michael S. Davis, both dated as of January 1, 1997.
10.12(i)**	Severance Agreement dated as of January 28, 1997, between
the Company and James B. Glennon.
10.12(j)**       Promissory Note in the amount of $75,000 issued by Paul
H. Tate to the Company dated February 19,1997 and payable
September 30, 1997.
10.13(a)**	Form of Indemnity Agreement. The Company has entered into
substantially identical agreements with the individual
members of its Board of Directors.
10.20***	Stock Purchase Agreement, dated the 30th day of December
1994, by and among JSX Capital Corporation, Atlantic Coast
Airlines, and Atlantic Coast Airlines, Inc.
10.21***	Acquisition Agreement, dated as of December 30, 1994, by and among Jetstream Aircraft, Inc., JSX Capital Corporation, and
Atlantic Coast Airlines.
10.21(a)**	Amendment Number One to Acquisition Agreement, dated as of
June 17, 1996, by and among Jetstream Aircraft, Inc., JSX
Capital Corporation, and Atlantic Coast Airlines.
10.23**	Loan and Security Agreement, dated as of October 12, 1995,
between Atlantic Coast Airlines and Shawmut Capital
Corporation.
10.24****	Stock Incentive Plan of 1995.
10.25****	Form of Incentive Stock Option Agreement.  The Company
enters into this agreement with employees who have been
granted incentive stock options pursuant to the Stock
Incentive Plans.
10.26****	Form of Non-Qualified Stock Option Agreement. The Company
enters into this agreement with employees who have been
granted non-qualified stock options pursuant to the Stock
Incentive Plans.
10.27****	Split Dollar Agreement, dated as of December 29, 1995,
between the Company and Kerry B. Skeen.
10.27(a)**	Form of Split Dollar Agreement.  The Company has entered
into substantially identical agreements with Thomas J. Moore and with Michael S. Davis, both dated as of July 1, 1996.
10.28****	Split Dollar Agreement, dated as of December 29, 1995,
between the Company and James B. Glennon.
10.29****	Agreement of Assignment of Life Insurance Death Benefit As
Collateral, dated as of December 29, 1995, between the
Company and Kerry B. Skeen.
10.29(a)**	Form of Agreement of Assignment of Life Insurance Death
Benefit As Collateral.  The Company has entered into
substantially identical agreements with Thomas J. Moore and
with Michael S. Davis, both dated as of July 1, 1996.
10.30****	Agreement of Assignment of Life Insurance Death Benefit As
Collateral, dated as of December 29, 1995, between the
Company and James B. Glennon.
10.31**	Summary of Senior Management Bonus Program. The Company has
adopted a plan in substantially the form as outlined in this exhibit for 1997.
10.32****	Summary of "Share the Success" Profit Sharing Plan.  The
Company has adopted a plan in substantially this form for
1997 and 1996.
10.40#**	Purchase Agreement between Bombardier Inc. and Atlantic
Coast Airlines Relating to the Purchase of Canadair Regional
Jet Aircraft dated January 8, 1997.
10.50#**	Purchase Agreement for Twelve Jetstream 4100 Aircraft
between Atlantic Coast Airlines and Aero International
(Regional) as agent for and on behalf of British Aerospace
(Operations) Limited dated February 23, 1997.
10.60**	Form of Lease Agreement between Atlantic Coast Airlines and
Finova Capital Corporation. The Company has entered into
four substantially identical agreements during 1996 for four
J-41 aircraft.
11.1**	Computation of Per Share Earnings.
21.1*	Subsidiaries of the Company.
23.1**	Consent of BDO Seidman.

# 	Portions of this document have been omitted pursuant to a
request for confidential treatment.
*	Filed as an Exhibit to Form S-1, Registration No. 33-62206,
effective July 20, 1993, incorporated herein by reference.
**	Filed herewith.
***	Filed as an Exhibit to the Annual Report on Form 10-K for the
fiscal year ended December 31, 1994, incorporated herein by
reference.
****	Filed as an Exhibit to the Annual report on Form 10-K for the fiscal year ended December 31, 1995, incorporated herein by reference.

(b)	Reports on Form 8-K.  The Company did not file any current
reports on Form 8-K during the fourth quarter of 1996.









SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





						ATLANTIC COAST AIRLINES, INC.



March 31, 1997				By:	/S/ Paul H. Tate

							Paul H. Tate
							Senior Vice President and
						Chief Financial Officer


March 31, 1997				By: 	/S/ Kerry B. Skeen
							Kerry B. Skeen
							President and Chief
						Executive Officer