Form 10-K
period 1996-12-31
ATLANTIC COAST AIRLINES INC
filed 1997-04-01
CIK 904020

THIS DOCUMENT IS A COPY OF THE ANNUAL REPORT ON FORM 10-K FILED ON APRIL 1, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

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






                             PART I

Item 1.   Business

     General

           This Annual Report on Form 10-K contains forward-looking statements, particularly those statements identified by such words as "believes", "plans" or "expects". Actual results may differ based on a variety of factors including costs, competitive reactions, and marketplace demand for services on the Company's routes.

           Atlantic Coast Airlines, Inc. ("ACAI"), is the holding company of Atlantic Coast Airlines (the "Company"), one of the largest regional airlines based on total revenues in the United States, serving thirty-nine destinations in seventeen states as of March 1, 1997, with approximately 421 scheduled departures each weekday. The Company markets itself as "United Express" and is the only code-sharing regional airline for United Airlines, Inc. ("United") operating as United Express in the Eastern United States. The Company operates primarily from United's East Coast hub at Washington-Dulles International Airport ("Washington-Dulles"), which serves the Washington, D.C., and Northern Virginia markets. As of March 1, 1997, the Company operated a fleet of fifty-six turboprop aircraft. In 1996, approximately 65% of the Company's traffic was point-to-point local travel or on-line connections, 32% connected with United flights, and 3% connected to flights of other carriers.

          The Company's code-sharing relationship with United has contributed significantly to the Company's growth. The Company coordinates its schedules with United, particularly at Washington-Dulles, where United operates a hub for both domestic flights and service to Europe and Mexico, and participates with United in cooperative advertising and marketing agreements. The Company has a shared market identity with United, lists its flights under United's "UA" flight designator code in airline computerized reservation systems ("CRSs") and other published schedules, and awards United's "Mileage Plus" frequent flyer miles to the Company's passengers. The Company also participates in United's "Apollo" reservation system and other major CRSs, uses the United Express logo and has exterior aircraft paint schemes similar to those of United.

           The Company believes that its relationship with United is strong, and that United has significant business incentives for maintaining that relationship. At Washington-Dulles, United's operations are predominately international and transcontinental flights with a lesser number of short haul flights. The ability of the Company to provide service to some of United's short-haul markets in the Eastern United States enables United to continue to market, through the Company, frequent air service from its Washington-Dulles hub, thus adding incremental traffic to United's international and domestic flights.







     Markets

           As of March 1, 1997, the Company operated 181 non-stop flights from Washington-Dulles representing more flights from the airport than any other airline. During 1996, the Company accounted for more passenger boardings from Washington-Dulles than any airline other than United. On a combined basis, the Company and United generated approximately 56% of passenger traffic at Washington-Dulles during 1996.

           The Company's top four cities based on frequency of operations are Washington-Dulles, Boston, New York-JFK and Newark. During 1996, the Company added additional flights to existing Washington-Dulles markets, added new routes from the Washington-Dulles, Boston and Newark airports and ceased operations in four markets. The Company increased operations in existing Washington-Dulles markets by four daily departures and added Detroit as a new market which will have an additional four flights per day by year end. Further, the Company added new non-Dulles flying from Boston, consisting of one new market with six daily departures; and Newark, with two new markets and ten daily departures. In 1996 the Company ceased operations in Wilkes-Barre/Scranton and Reading, PA, as well as Long Island and Elmira, NY, resulting in the elimination of thirteen daily departures from Washington-Dulles.

The following table sets forth the destinations currently served by the Company:

Albany, NY                         New Haven, CT
Allentown, PA                      New York, NY (Kennedy)
Baltimore, MD                      New York, NY (LaGuardia)
Binghamton, NY                     Newark, NJ
Boston, MA                         Newport News, VA
Buffalo, NY                        Norfolk, VA
Burlington, VT                     Philadelphia, PA
Charleston, SC                     Pittsburgh, PA
Charleston, WV                     Portland, ME
Charlottesville, VA                Providence, RI
Cleveland, OH                      Raleigh/Durham, NC
Columbus, OH                       Richmond, VA
Dayton, OH                         Roanoke, VA
Detroit, MI                        Rochester, NY
Greensboro, NC                     State College, PA
Harrisburg, PA                     Stewart, NY
Hartford, CT                       Syracuse, NY
Knoxville, TN                      Westchester County, NY
Lynchburg, VA                      Washington-Dulles
Manchester, NH

     Fleet Description

           As of March 1, 1997, the Company operated a fleet of fifty-six turboprop aircraft, consisting of twenty-nine British Aerospace Jetstream-32s ("J-32s") and twenty-seven British Aerospace Jetstream-41s ("J-41s"). The Company believes that its fleet of J-32 and J-41 aircraft, having varying capacities and ranges, allows it to match equipment to the market conditions on its routes.

           As of February 23, 1997, the Company entered into an agreement in principle with Aero International (Regional) ("AI(R)"), acting as agent for British Aerospace (Operations) Limited, to acquire twelve new J-41 aircraft. Delivery of the aircraft began in March 1997 and will continue through mid-1999. Five aircraft are scheduled for delivery in 1997.

          On January 28, 1997, the Company announced an agreement to acquire twelve Canadair Regional Jet Series 200 ER ("CRJ") aircraft from Bombardier, Inc. with options to acquire an additional thirty-six jets. Deliveries are scheduled to begin in July with revenue passenger service expected to begin in the fall. Four jets are scheduled for delivery in 1997 and eight in
1998. The CRJ is a fifty seat twin engine aircraft designed to serve medium-range and secondary markets. The Company is seeking to obtain approval from its marketing partner, United Airlines, to incorporate the regional jets into its existing United Express product. The Company believes that CRJs will allow it to capitalize on its strong position at Washington-Dulles in addition to pursuing other potential route opportunities in the Eastern United States. See "Outlook" in Item 7, below.

           The  following table describes the Company's fleet  of
aircraft,  scheduled  deliveries for  1997  and  thereafter,  and future options as of March 1, 1997.
                          Average                         Future
                Passenger Age in   Number    1997        Deliveries/
                           Years     of    Deliveries
                 Capacity         Aircraft                Options
British            19      7.0      29       -         -
Aerospace J-32
British            29      2.3      27       5         7
Aerospace J-41
Canadair           50       -       -        4       8/36
Regional Jets

           Aircraft lease expense during 1996 for the Company's aircraft was approximately $29.1 million.

     Restructuring

          In the second quarter 1994 the Company commenced a plan of restructuring to rationalize its fleet structure, eliminate unprofitable routes and operations, and recapitalize its finances. The key elements of the restructuring plan included the return of the Company's Embraer Brasilia ("EMB-120") and deHavilland Dash-8 ("Dash-8") aircraft to the lessors, the sale of spare parts and tooling associated with those aircraft, and the closure of the Company's flight operations in Florida. Management believes that the plan of restructuring addressed the Company's past financial difficulties and that the improved financial performance for the years ending December 31, 1996 and 1995 is largely attributable to the benefits of the restructuring, improved yield management, and a generally improved economic environment for airlines. There are no remaining reserves related to the restructuring.



     United Express Agreements

           The Company's code-sharing and related agreements with United (the "United Express Agreements") define the Company's relationship with United. The United Express Agreements authorize the Company to use United's "UA" flight designator code to identify its flights and fares in the major CRSs, including United's "Apollo" reservation system, to use the United Express logo and exterior aircraft paint schemes and uniforms similar to those of United, and to otherwise advertise and market its association with United.

          Company passengers may participate in United's "Mileage Plus" frequent flyer program and are eligible to receive a certain minimum of United frequent flyer miles for each of the Company's flights. Mileage Plus members are also eligible to redeem their awards on the Company's route system. In 1996 approximately 5% of the Company's passengers received their tickets as part of a Mileage Plus award. The Company limits the number of "Mileage Plus" tickets that may be used on its flights and believes that the displacement, if any, of revenue passengers is minimal.

            The United Express Agreements also provide for coordinated schedules and through-fares. A through-fare is a fare offered by a major air carrier to prospective passengers who, in order to reach a particular destination, transfer between the major carrier and its code-sharing partner. Generally, these fares are less expensive than purchasing the combination of local fares. United establishes all through-fares and allows the Company a portion of these fares on a fixed rate or formula basis subject to periodic adjustment. The United Express Agreements also provide for interline baggage handling, and for reduced airline fares for eligible United and Company personnel and families. The United Express code-sharing agreement expires on March 31, 1998. The Company intends to negotiate a new United Express code-sharing agreement and expects United to continue the code-sharing relationship.

           Under the United Express Agreements, United provides a number of additional services to the Company. These include publication of the fares, rules and related information that are part of the Company's contracts of carriage for passengers and freight; publication of the Company's flight schedules and related information; provision of ground support services at many of the airports served by both United and the Company; provision of ticket handling services at United's ticketing locations; provision of airport signage at airports where both the Company and United operate; provision of United ticket stock and related documents; provision of expense vouchers, checks and cash disbursements to Company passengers inconvenienced by flight cancellations, diversions and delays; and cooperation in the development and execution of advertising, promotion, and marketing efforts featuring United Express and the relationship between United and the Company. The Company pays United monthly fees based on the total number of revenue passengers boarded by the Company on its flights for the month. The fee escalates annually over the term of the United Express Agreements.

           The United Express Agreements require the Company to obtain United's consent to operate service between city pairs as "United Express". If the Company experiences net operating expenses that exceed revenues for three consecutive months on any required route, the Company may withdraw from that route if United and the Company are unable to negotiate an alternative mutually acceptable level of service for that route. The United Express Agreements also require the Company to obtain United's approval if it chooses to enter into code-sharing arrangements with other carriers, but do not prohibit United from competing, or from entering into agreements with other airlines who would compete, on routes served by the Company.

           The United Express Agreements may be canceled if the Company fails to meet certain financial tests or performance standards or fails to maintain certain minimum flight frequency levels, events which the Company, based on experience to date, believes to be unlikely.

           The United Express Agreements restrict the ability of the Company to merge with another company or dispose of assets or aircraft without offering United a right of first refusal to acquire the Company or such assets or aircraft. United also has a right of first refusal with respect to issuance by the Company of shares of its Common Stock if, as a result of the issuance, certain of the Company's stockholders and their permitted transferees do not own at least 50% of the Company's Common Stock after such issuance. Because those Company stockholders and their permitted transferees own substantially less than 50% today, management believes that such a right is unlikely to be exercised.

           The United Express Agreements also require the Company to obtain United's consent to operate aircraft with seating capacity for more than thirty passengers under the "United
Express" name. The Company has sought United's consent and is awaiting United's response, regarding operating the CRJs under the code-sharing agreement. See "Outlook" in Item 7, below.

     Fuel

           The Company has not experienced difficulties with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future requirements. During 1996, the Company purchased approximately 80.2% of its fuel through an affiliate of United taking advantage of the affiliate's significant buying power and fuel purchasing expertise. On March 17, 1997, the Company renewed its fuel purchasing agreement with the United affiliate and obtained a reduction in the base price of fuel at its Washington-Dulles hub. The Company's fuel purchasing agreement does not provide protection against fuel price increases and does not insure availability of supply. Fuel costs constituted 9.4%, 8.5%, and 9.6% of revenues in 1996, 1995, and 1994 respectively.

     Marketing

           The Company's advertising and promotional programs emphasize the Company's close affiliation with United, including coordinated flight schedules and the ability of the Company's passengers to participate in United's "Mileage Plus" frequent flyer program. The Company's services are marketed primarily by means of listings in CRSs and the Official Airlines Guide, advertising and promotions, and through direct contact with travel agencies and corporate travel departments. For the year ended December 31, 1996, approximately 74% of the Company's passengers obtained their tickets through travel agencies and corporate travel departments. In marketing to travel agents, the Company relies on personal contacts and direct mail campaigns, provides familiarization flights, and hosts group presentations and other functions to acquaint travel agents with the Company's services. Many of these activities are conducted in cooperation with United marketing representatives. In addition, the Company and United jointly create radio and print advertising in markets served by the Company.

           In September 1995 the Company became a participant in United's electronic ticketing program. This program allows customers to travel on flights of United and the Company without the need for a paper ticket. The primary benefit of this program is improved customer service and reduced ticketing costs. For the year ended December 31, 1996, 16.4% of the Company's passengers utilized electronic tickets.

     Competition

           The Company competes primarily with regional and major air carriers as well as with ground transportation. The Company's competition from other air carriers varies from location to location, type of aircraft (both turbo-prop and jet), and in certain cities, comes from carriers which serve the same destinations as the Company but through different hubs. The Company believes that its ability to compete in its market areas is strengthened by its code-sharing relationship with United, which has a substantial presence at Washington-Dulles, thereby enhancing the importance of the "UA" flight designator code on the East Coast. The Company seeks to compete with other airlines by offering frequent flights. In addition, the Company's competitive position benefits from the large number of participants in United's "Mileage Plus" frequent flyer program who fly regularly to or from the markets served by the Company.

          At its Washington-Dulles hub, the Company faces limited direct nonstop competition from other carriers. In eleven of its markets from Dulles, other airlines have competing turboprop and/or jet service. There are no other airlines serving the Company's remaining twenty-seven Dulles markets with nonstop flights. However, flights to the Company's Washington-Dulles destinations are also offered by other carriers from Washington National and Baltimore-Washington International airports.

           During 1996, the Company continued to see a trend towards a lower percentage of its passengers connecting to United Airlines flights through its Dulles hub. One potential cause for this trend was additional competition for connecting passengers from other hub networks in the region controlled by some of United's principal competitors. In 1996, regional jet operations
were  a much larger part of these competing hub networks.   As  a
result, the Company's turbo-prop to jet connections with its code-share partner United is increasingly competing with these other hub networks jet to jet connections. Some passengers may perceive jet to jet connections more favorably due to a jet's elapsed flight time and comfort relative to a turbo-prop aircraft. The Company believes that the public's favorable perception of regional jets supports its strategy for acquisition of these aircraft to mitigate any loss of passengers to operators already using regional jets.

           The Aviation Deregulation Act of 1978 (the "1978 Act") eliminated many regulatory constraints on airline competition, thereby freeing airlines to set prices and, with limited exceptions, to establish domestic routes without the necessity of seeking government approval. The airline industry is highly competitive, and there are few barriers to entry in the Company's markets. Furthermore, larger carriers with greater resources can impact the Company's markets through fare adjustments as well as flight schedule modifications.


     Yield Management

           The Company closely monitors its inventory and pricing of available seats by use of a computerized yield management system. In September 1995, the Company signed a contract for the installation of a state-of-the-art revenue management system, PROS IV, marketed by PROS Strategic Solutions. This system enables the Company's revenue control analysts, on a flight by flight basis, to establish the optimal allocation of seats by fare class (the number of seats made available for sale at various fares). The Company expects that PROS IV will become fully operational during the second quarter of 1997.

     Slots

           Slots are reservations for takeoffs and landings at specified times and are required by governmental authorities to operate at certain airports. The Company utilizes takeoff and landing slots at the LaGuardia, New York-JFK and White Plains, New York airports. Airlines may acquire slots by governmental grant, by lease or purchase from other airlines, or by loan when another airline does not use a slot but desires to avoid governmental reallocation of a slot for lack of use. All leased and loaned slots are subject to renewal and termination provisions.

           As of March 1, 1997 the Company utilized ten slots at LaGuardia, nine slots at New York-JFK, and eleven slots at White Plains. Of the above slots, the Company controls four at LaGuardia and eight at White Plains. The other slots utilized by the Company are either loaned or leased from other carriers and are subject to varying renewal dates. The Company believes that as slots expire it will be able to either renew the lease or find substitute slots at similar prices.

     Employees

            As of March 1, 1997, the Company had 1,236 full-time and 134 part-time employees, classified as follows:

           Classification              Full-    Part-
                                       Time     Time
           Pilots                        463
                                                  -
           Flight attendants             138
                                                  -
           Station personnel             270      122
           Maintenance personnel         118      2
           Administrative and            231      9
           clerical personnel
           Management                      16     1


           Total employees             1,236      134



     Labor Groups

           The  Company's pilots are represented by  the  Airline
Pilots  Association  ("ALPA"),  its  flight  attendants  by   the
Association of Flight Attendants ("AFA"), and its mechanics by the Aircraft Mechanics Fraternal Association ("AMFA").

          The ALPA collective bargaining agreement was amended on February 26, 1997 and is effective for three years. The new contract modifies work rules to allow more flexibility, includes regional jet pay rates, and transfers pilots into the Company's employee benefit plans. The Company believes that the incremental cost as a result of the amendments to the contract will not have any material effect over the life of the agreement.

           On March 11, 1994, AMFA was certified by the National Mediation Board (the "NMB") as the collective bargaining representative elected by mechanics and related employees of the Company. As of March 1, 1997, AMFA represented 120 of the Company's employees. The Company and AMFA have been attempting to negotiate an initial contract under federal mediation since December 1994, but have so far failed to reach agreement. The NMB has indicated that it is in favor of continuing the negotiations, and the Company anticipates participating in further negotiations.

           If, at some point, the NMB should decide that the parties are deadlocked, the NMB could declare an impasse along with a thirty day cooling off period. At the conclusion of that period if an agreement has not been reached, AMFA would have the authority to use self help, up to and including the right to strike. The Company and AMFA are also engaged in litigation, which is more fully described in Item 3, "Legal Proceedings," below. If that litigation were resolved in AMFA's favor, AMFA would be in a position to use self help, even if the NMB does not declare an impasse.

           The Company's contract with the AFA will become amendable on April 30, 1997. The Company expects to continue operating under the terms of the existing agreement until new terms are negotiated.

           The Company believes that the wage rates and benefits for other employee groups are comparable to similar groups at other regional airlines. The Company is unaware of any significant organizing activities by labor unions among its other non-union employees at this time.

          Annual turnover of Company pilots was approximately 18% during 1996, compared to 14% during 1995. In 1996, several of the major airlines began hiring greater numbers of pilots to satisfy added fleet capacity and to replace a larger percentage of retiring pilots compared to previous years. It is expected that hiring by all the major airlines will continue, resulting in a similar turnover rate in 1997. There are no assurances that the Company will be able to hire and train sufficient pilots to meet its operational requirements in the future.

     Pilot Training

           The Company performs pilot training in state-of-the-art, full motion simulators and conducts training in accordance with Federal Aviation Administration ("FAA") Part 121 regulations. In 1994, the Company initiated an Advanced Qualification Program ("AQP") to enhance pilot training in both technical and Crew Resource Management ("CRM") skills. The FAA has recognized the Company's leadership in CRM training by selecting the Company to participate in a FAA sponsored training grant. The principal objective of the grant is to develop a prototype training program that provides carriers with a more efficient approach for integrating CRM procedures into standard operating procedures. For the past eighteen months, the FAA has worked  closely  with  the Company and the  first  phase  of  the program, development of standardized requirements, is now complete. The second phase of the project, operational implementation, began in August 1996.

     Aviation Safety

           On December 20, 1995, the FAA issued regulation 14 CFR
part 119, requiring air carriers operating aircraft under 14  CFR part 135, with a seating capacity of ten to thirty seats, excluding crew members, to comply with and be certified under the more stringent air carrier safety regulation 14 CFR part 121 by March 20, 1997. The Company has had an internal audit program for flight operations in place since October 1993 and has been training all of its flight crews under CFR Part 121 since February 1994. Additionally, the Company appointed a safety officer during 1995. The Company continues to emphasize safety in its daily operations and plans to implement several new programs for flight crews in 1997. On March 10, 1997, the Company received certification to operate under 14 CFR part 121.

           The Company underwent an intensive, two-week FAA National Aerospace Inspection Program ("NASIP") audit during December 1995. The final audit report was issued on January 31, 1996 and consisted of recommendations and minor findings, none of which resulted in civil penalties. The Company responded to the findings and believes that it has met and continues to meet the required standards for safety and operational performance.

     Regulation

          The airline industry is subject to extensive regulation of its operations. The Department of Transportation ("DOT") is authorized to establish consumer protection regulations; prohibit certain pricing practices; mandate conditions of carriage; and make ongoing determinations of a carrier's fitness, willingness and ability to provide air transportation. The DOT also has the power to bring proceedings for the enforcement of its regulations under the federal transportation statute, which may result in civil penalties, revocation of operating authority, and criminal sanctions.

           The Company holds a certificate of public convenience and necessity issued by the DOT under the transportation statute which authorizes it to conduct air transportation of persons, property, and mail between all points in the United States, its territories and possessions. Such a certificate requires the holder to maintain DOT prescribed minimum levels of insurance and to comply with all applicable statutes and regulations.

          The DOT has implemented regulations designed to prevent unfair, discriminatory, and deceptive practices in the operation of computerized reservation systems. These regulations do not prohibit or limit code-sharing or the practice of some computerized reservation system vendors to give display preference to on-line versus interline connecting flights. The DOT has stated that it views the practice as being consistent with the traveler's preference for on-line flights when reasonably convenient. The DOT must re-enact these regulations and/or revise them on or after December 31, 1997. There can be no assurance that the DOT will not amend its regulations to limit these practices in the future.

          The DOT has proposed to adopt regulations to strengthen the requirement that carriers advise booking passengers that all or part of their air transportation may be provided by the code-share partner of the carrier accepting the passenger reservation. Because the Company relies on its code-share partner and travel agents to accept reservations on its behalf, the DOT rule, when made final, is not anticipated to have a significant impact on the cost of the Company's compliance with federal regulations.

          Pursuant to the federal transportation statute, no more than 25% of the voting interest in an U.S. certificated air carrier, such as the Company, may be owned or controlled by persons who are not citizens of the United States. The December 1994 investment in the Company by a subsidiary of British Aerospace, PLC, complies with the statute.

           The Company is subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, equipment, ground facilities, flight dispatch, communications, training, weather observation, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain an operating certificate and operations specifications for the particular aircraft and types of operations conducted by the carrier, all of which are subject to suspension or revocation for cause. The FAA has the authority to bring proceedings for the enforcement of its regulations which may result in civil penalties or revocation of operating authority.

           The FAA has sought to impose civil penalties on the Company for alleged violations of passenger screening procedures, and in one instance for an alleged violation involving a non-revenue maintenance ferry flight. The Company has either contested the allegations or sought to enter into compromise agreements with the FAA to conclude the matters. It is not expected that the settlement of these matters will have a material adverse effect on the Company.

           The Company is subject to the jurisdiction of the Federal Communications Commission regarding the use of radio facilities. Local governments and authorities in certain markets have adopted regulations governing various aspects of aircraft operations, including noise abatement, curfews, and use of airport facilities. The Company believes that it is in compliance with all such regulations in all material respects.

           From time to time the DOT and FAA propose to adopt additional regulations on air carriers. Some of these proposals are the result of legislation. For example, the DOT is considering means by which air carriers can collect certain passenger related information not currently required to be collected (date of birth, social security number, emergency contact and telephone number). Other requirements may be imposed on air carriers as a result of the recent Vice Presidential Commission on Air Safety. For example, the industry is considering the operational consequences of implementing a more positive passenger-bag match system. The Company expects that certain proposals now under discussion will be implemented in some manner. A number of these proposals, in various forms now under discussion, could have a substantial financial impact on the air carrier industry including the Company. At this time, the Company cannot predict the extent to which these proposals may be imposed or their financial impact.

            The Company is obligated to collect a U.S. transportation tax of 10% of passenger ticket revenue. This tax is known as the aviation trust tax or the "ticket tax". Recently the federal statute authorizing the ticket expired on two separate occasions, during the periods January 1, 1996 through August 26, 1996, and January 1, 1997 through March 6, 1997. Accordingly, the Company discontinued the collection of the ticket tax during this period consistent with industry practice. The ticket tax was most recently reinstated effective March 7, 1997, with an expiration date of September 20, 1997. The Congress has directed a study of FAA funding requirements and how it can best be met. As a result, the excise tax may be modified or replaced by a user fee. Such a change in the nature of this tax could, if adopted, affect the Company's overall exposure to these fees.

          Management believes that the industry fare increases in 1996 resulted, in part, from the expiration of the transportation tax. The amount of increases due to this factor cannot be determined nor can the impact on revenue which resulted from the reinstatement of the tax or could result from the adoption of a user fee.

     Seasonality

           As is common in the industry, the Company experiences lower demand for its product during the period of December through February. Because the Company's services and marketing efforts are focused on the business traveler, this seasonality of demand is somewhat greater than for airlines which carry a larger proportion of leisure travelers. In addition, the Company's principal area of operations experiences more adverse weather during this period, causing a greater percentage of the Company's and other airlines' flights to be canceled. These seasonal factors have combined in the past to reduce the Company's capacity, traffic, profitability, and cash generation for this three month period as compared to the rest of the year.

     Charter and Freight Service

           The Company uses available aircraft, primarily on weekends when there are fewer scheduled flights, to carry charter groups to destinations such as Atlantic City, New Jersey, and other regional destinations. The Company also carries mail and small packages on most of its flights. Total revenues from its charter flights and freight deliveries for 1996 were approximately 1% of the Company's total revenues.


Item 2.   Properties

     Leased Facilities

          Airports

           The Company leases gate and ramp facilities at all of the airports it serves and leases ticket counter and office space at those locations where ticketing is handled by Company personnel. Payments to airport authorities for ground facilities are generally based on a number of factors, including space occupied as well as flight and passenger volume. The Company believes that it can accomodate through various arrangements the new flights it plans, and is exploring possible long-term solutions for assuring access to adequate facilities at Washington-Dulles. The Company leases all of its aircraft, which are described in Fleet Description, under various operating lease agreements.

          Corporate Offices

           On February 15, 1997, the Company established new headquarters in Dulles, VA. The new facility provides over 45,000 square feet in one building for the executive, administrative, training and system control departments. This facility compares to the previous space consisting of approximately 28,500 square feet divided between two buildings. The Company believes that the new headquarters provides adequate facilities to conduct its current and planned operations.

          Maintenance Facilities

            The FAA's safety regulations mandate periodic inspection and maintenance of commercial aircraft. The Company performs most maintenance, service and inspection of its aircraft and engines at its maintenance facilities using its own personnel.

           The Company currently leases approximately 30,000 square feet of hangar, shop and office space in Lynchburg, VA to maintain the fleet of J-32 and J-41 aircraft. The Company believes the Lynchburg facility is adequate to perform the maintenance functions for the existing fleet. The lease on the hangar complex is now on a month-to-month basis due to an on-going airport planning study by the Airport and the City of Lynchburg. The Company believes that its tenancy at the Lynchburg facility is not threatened by the short-term lease. The Company also leases approximately 3,800 square feet in the Signature Flight Support hangar at Washington-Dulles for aircraft maintenance. The 1996 rental expense for all maintenance facilities was approximately $0.2 million.

          The Company has begun to address the need for expanding its facilities due to the planned increase in fleet size. The Company intends to build or lease a hangar facility of approximately 85,000 square feet for planned occupancy during
1998 large enough to consolidate its future maintenance operations. The final site has not been determined but the
Washington-Dulles location is the leading contender for the new maintenance facility due to the presence of the Company's hub operation. The Company has applied to Loudoun County, VA for a tax exempt bond issuance facility in the amount of $11.0 million to finance the proposed facility.


Item 3.   Legal Proceedings

           The Company is a party to routine litigation and FAA proceedings incidental to its business, none of which is likely to have a material effect on the Company's financial position.

           The Company is a party to an action pending in the United States District Court for the Southern District of Ohio, Peter J. Ryerson, administrator of the estate of David Ryerson,
v. Atlantic Coast Airlines, Case No. C2-95-611. This action is more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The Company believes that all claims resulting from this litigation remain fully covered under the Company's insurance policy. On March 10, 1997, the Court granted Plaintiff's motion to the effect that liability would not be limited to those damages available under the Warsaw Convention. As of March 21, 1997, the matter has not been set for trial.

           The Company is in litigation with AMFA over the issue of whether AMFA has a right to strike prior to the exhaustion of mediation pursuant to the Railway Labor Act. See "Labor Groups" in Item 1, above. The legal issue arose over the Company's imposition of certain unilateral work rule changes during the period between union certification and an initial collective bargaining agreement. AMFA objected to this action, but the U.S. District Court for the Southern District of New York, on December 14, 1995, ruled in favor of the Company, declining to render AMFA's requested declaratory judgment and expressly stating that AMFA was prohibited from striking at that time. In Aircraft
Mechanics Fraternal Association v. Atlantic Coast Airlines, 5 F.3d 90, the U.S. Court of Appeals for the Second Circuit affirmed the District Court's ruling. AMFA subsequently petitioned again to the U.S. Court of Appeals for the Second Circuit to consider the issue, not previously addressed by the Court, that the company's actions, while legal, should allow AMFA to engage in self-help, including the right to strike. The Second Circuit heard oral arguments on this matter in January 1997 and the parties are awaiting its decision.


Item 4.   Submission of Matters to a Vote of Security Holders

          No matter was submitted during the fiscal quarter ended
December 31, 1996, to a vote of the security holders of the Company through the solicitation of proxies or otherwise.

                             PART II

Item  5.    Market  for  Registrant's Common Equity  and  Related
Stockholder Matters

           The  Company's common stock, par value $.02 per  share
(the  "Common  Stock"), is traded on the Nasdaq  National  Market
("Nasdaq/NM")  under  the symbol "ACAI". Trading  of  the  Common
Stock commenced on July 21, 1993.

           The following table sets forth the reported high and low closing sale prices of the Common Stock on the Nasdaq/NM for the periods indicated.

                        1995           High             Low
          First quarter                3.125          1.750
          Second quarter               9.000          2.500
          Third quarter               10.375          7.125
          Fourth quarter              11.500          6.625

          1996
          First quarter               16.250          7.375
          Second quarter              17.125         12.625
          Third quarter               15.875         11.000
          Fourth quarter              13.125          9.250

          1997
          First quarter               17.000         16.500
          (through March 11, 1997)

           As of March 11, 1997, the closing sales price of the Common Stock on Nasdaq/NM was $17.000 per share and there were approximately 123 holders of record of Common Stock.

           The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any Common Stock cash dividends in the foreseeable future. The Company intends to retain earnings to finance the growth of its operations. The payment of Common Stock cash dividends in the future will depend upon such factors as earnings levels, capital requirements, the Company's financial condition, the applicability of any restrictions imposed upon the Company's subsidiary by certain of its financing agreements, and other factors deemed relevant by the Board of Directors. In addition, Atlantic Coast Airlines, Inc. is a holding company and its only significant asset is its investment in its subsidiary, Atlantic Coast Airlines.

           In January 1996, the Company's Board of Directors declared dividends of approximately $0.3 million on its Redeemable Series A Cumulative Convertible Preferred Stock representing the cumulative dividend for the full year 1995. The Company paid these dividends in February 1996. On March 29, 1996, the Company redeemed all of the preferred stock for $3.8 million. The preferred stock was issued to JSX Capital Corporation ("JSX"), a subsidiary of British Aerospace, Inc. in December 1994 as part of a $20.0 million financing agreement consisting of an equity investment and available borrowings. The preferred stock was convertible into common stock at the option of JSX at any time on or after September 15, 1997.

Item 6.   Selected Financial Data

           The following selected financial data relating to the years ended December 31, 1996, 1995, 1994, 1993 and 1992 have been derived from the Company's consolidated financial statements which have been audited by BDO Seidman, LLP, Independent Certified Public Accountants, whose report with respect thereto appears elsewhere in this Annual Report on Form 10-K. The following data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
       (Dollars in thousands, except per share and related operating data)
                                Year  ended December 31,

                           1996       1995       1994       1993      1992

Operating revenues:
  Passenger revenues     $179,370   $153,918   $156,047   $145,786   $84,393
  Total operating        182,484    156,968    158,919     149,103    85,871
revenues
Operating expenses:
  Salaries and related    44,438     40,702     41,590     35,162      20,493
costs
  Aircraft fuel           17,124     13,303     15,189     15,397       9,514
  Aircraft maintenance    16,841     15,252     22,345     19,714      10,657
and materials
  Aircraft rentals and    33,325     29,454     40,135     34,872      19,761
landing fees
  Traffic commissions     28,550     25,938     25,913     22,914      12,796
and related fees
  Depreciation and         2,846      2,240      2,329      1,654       2,283
amortization
  Other                   19,523     17,755     20,597     16,823       9,365
  Write-off of                 -          -      6,000          -       2,917
intangible assets
  Restructuring             (426)      (521)     8,099         -           -
(reversals) charges
  Total operating        162,221    144,123    182,197    146,536      87,786
expenses

Operating income (loss)   20,263     12,845    (23,278)     2,567     (1,915)

  Interest expense-net
and amortization of debt  (1,013)    (1,802)   (2,153)    (2,298)    (2,602)
discount and finance
costs
  Interest income             341        66          -          60         98
  Other (expenses)           (17)       181        295       (225)          -
income
                            (655)    (1,555)   (1,858)     (2,463)    (2,504)

Income (loss) before      19,608     11,290    (25,136)       104     (4,419)
income tax expense
Income tax provision                 (1,212)         -         67         20
(benefit)                    450

Income (loss) before      19,158     12,502    (25,136)        37     (4,439)
extraordinary item
Extraordinary item (1)         -        400          -     (1,780)          -
  Net Income (loss)      $19,158     $12,902   $(25,136)   $(1,743)  $(4,439)

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
       (Dollars in thousands, except per share and related operating data)
                                Year  ended December 31,

                          1996      1995      1994       1993       1992
Income (loss) per share:
  Primary:
    Earnings (loss)        $2.14     $1.39   $(3.67)     $  0.01   $(1.18)
before extraordinary
item
    Extraordinary item         -      0.05         -      (0.29)         -
  Net  earnings (loss)     $2.14     $1.44   $(3.67)    $ (0.28)   $(1.18)
per share

  Fully diluted:
    Earnings (loss)        $2.14     $1.33   $(3.67)     $  0.01   $(1.18)
before extraordinary
item
    Extraordinary item         -      0.04         -      (0.29)         -
  Net  earnings (loss)     $2.14    $ 1.37   $(3.67)    $ (0.28)   $(1.18)
per share


Average  number of common
shares outstanding
 (in thousands)            8,963     8,736     6,858       6,083     3,750
      Primary              8,963     9,390     6,858       6,083     3,750
      Fully diluted
Selected Operating Data:
  Departures           137,924   131,470   134,804      97,291    56,213
  Revenue passengers   1,462,241 1,423,463 1,545,520  1,445,878   781,421
carried
    Revenue passenger    358,725   348,675   393,013     381,489   219,602
miles (000s) (2)
    Available seat miles 771,068   731,109   885,744     853,668   468,697
(000s) (3)
    Passenger load         46.5%     47.7%     44.3%       44.7%     46.9%
factor (4)
    Breakeven passenger    41.4%     43.9%     47.0%       43.9%     45.0%
load factor (5)
    Revenue per           $0.237    $0.215    $0.179      $0.175    $0.183
available seat mile
    Cost per available    $0.211    $0.198    $0.189      $0.171    $0.177
seat mile (6)
    Average yield per     $0.500    $0.441    $0.397      $0.382    $0.384
revenue passenger mile
(7)
    Average fare            $123      $108      $101        $101      $108
    Average passenger        245       245       254         264       281
trip length (miles)
    Aircraft in service       57        54        56          62        37
(end of period)
    Destinations served       39        41        42          54        36
(end of period)

Consolidated Balance
Sheet Data:
    Working capital      $17,782    $4,552   $(4,488)    $(3,935)   $(1,658)
(deficiency)
    Total assets          64,758    47,499    40,095      52,448    26,628
    Long-term debt and     5,673     7,054     6,675       5,941    11,647
capital leases, less
current portion
    Redeemable common          -         -         -           -     2,475
stock warrants
    Redeemable Series A,
Cumulative,                    -     3,825     3,825           -         -
Convertible, Preferred stock
    Total stockholders'   34,637    14,561     1,922      19,595   (2,231)
equity (deficit)

 (1) In connection with the early extinguishment of certain senior notes, in 1993 the Company recorded an extraordinary charge of $1,779,583 resulting from the write-off of the unamortized portion of debt discount and the deferred finance costs associated with the extinguished debt; and in 1995 an extraordinary gain of $400,000 related to the early extinguishment of debt. No similar extinguishments were recognized in 1996.

(2) "Revenue passenger miles" or "RPMs" represent the number of miles flown by revenue passengers.

(3) "Available seat miles" or "ASMs" represent the number of seats available for passengers multiplied by the number of scheduled miles the seats are flown.

(4) "Passenger load factor" represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.

(5) "Breakeven passenger load factor" represents the percentage of seats filled by revenue passengers for the airline to break even after operating expenses, less other revenues and excluding restructuring and write-offs of intangible assets. Had restructuring and write-offs of intangible assets been included for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, this percentage would have been 41.3%, 43.8%, 51.0%, 43.9% and 48.0%, respectively.

(6) "Operating cost per available seat mile" represents total operating expenses excluding restructuring and write-offs of intangible assets divided by available seat miles. Had restructuring and write-offs of intangible assets been included for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, cost per available seat mile would have been $0.210, $0.197, $0.206, $0.172 and $0.187, respectively.

(7) "Average yield per revenue passenger mile" represents the average passenger revenue received for each mile a revenue passenger is carried.


Item 7.   Management's Discussion and Analysis of Results  of
Operations                    and Financial Condition


General

          In 1996 the Company posted a record profit of $19.2 million compared to a profit of $12.9 million for 1995, and a loss of $25.1 million in 1994. The improvement over 1995 and 1994 reflects increases in the Company's yields as well as a reduction in the break-even passenger load factor. Management believes that these improvements are due to, among other factors, the results of a major restructuring in 1994.

           In the second quarter 1994 the Company commenced a plan of restructuring to rationalize its fleet structure, eliminate unprofitable routes and operations, and recapitalize its finances. The key elements of the restructuring plan included the return of the Company's EMB-120 and Dash-8 aircraft to the lessors, the sale of spare parts and tooling associated with those aircraft, and the closure of the Company's flight operations in Florida.

            As a result of these actions, coupled with improvements in yield management, marketing, and a generally improved economic environment for airlines, the Company returned to profitability in the second quarter 1995, achieving record profitability for 1995 and 1996.

Results of Operations

           The Company earned net income of $19.2 million or $2.14 per fully diluted share in 1996 compared to net income of $12.9 million or $1.37 per fully diluted share in 1995, and a net loss of $25.1 million or $(3.67) per fully diluted share in 1994. During 1996, the Company generated operating income of $20.3 million compared to $12.8 million for 1995, and an operating loss of $23.3 million for 1994.

           The improvement in operating results from 1995 to 1996 reflects a 10.2% increase in unit revenue (revenue per available seat mile) from $0.215 to $0.237 partially offset by a 6.6% increase in unit cost (cost per available seat mile), coupled with a 5.5% increase in available seat miles ("ASMs"). These results were achieved despite a challenging operating environment brought about by a 20.5% increase in the total cost per gallon of fuel in 1996.

           The Company's 1995 operating results reflect the significant improvement over 1994 brought about by the Company's restructuring plan. Unit revenue increased 20.1% to
21.5 cents compared to 17.9 cents in 1994. Partially offsetting this was a 4.8% increase in unit costs as the process of removing larger capacity EMB-120 and Dash-8 aircraft and spare parts from the fleet continued through the second quarter 1995.

           The Company's 1994 operating results reflect the operation of larger capacity EMB-120 and Dash-8 aircraft in addition to J-32s and J-41s; a separate Florida operation which was closed in the third quarter 1994; the recording of $8.1 million in restructuring charges and the write-off of $6.0 million in aircraft purchase options.

Fiscal Year 1996 vs. 1995

Operating Revenues

          The Company's operating revenues increased 16.3% to $182.5 million in 1996 compared to $157.0 million in 1995. The increase resulted from a 13.4% increase in yield per revenue passenger mile ("RPM") to $.500 in 1996 compared from $.441 in 1995, and a 2.9% increase in RPMs. The increased traffic as measured in RPM's reflects a 5.5% increase in ASMs partially offset by a decrease in passenger load factor of
1.2 percentage points. Total passengers increased 2.7% year over year and length of haul remained unchanged.

          Management believes that industry fare increases in 1996 resulted in part from the expiration of the aviation trust fund tax, also known as the "ticket tax", on December 31, 1995. The amount of the increases due to this factor cannot be determined, nor can the impact on revenue which resulted from the reinstatement of the tax on August 27, 1996. The ticket tax subsequently expired on December 31, 1996, and was reinstated for the period March 7, 1997, through September 30, 1997.

Operating Expenses

           The Company's operating expense increased 12.6% in 1996 over 1995 reflecting increased ASMs and unit costs. 1996 unit costs increased 6.6% to 21.1 cents compared to 19.8 cents in 1995 reflecting increases in passenger and revenue related costs (traffic commissions and booking fees) associated with a 13.4% increase in yield, increased profit sharing costs related to the higher net income in 1996, and a 28.7% increase in the total cost of fuel.
           A summary of operating expenses as a percent of operating revenues and operating cost per ASM for the years ended December 31, 1996 and 1995 is as follows:

                              1996              1995
                         Percent   Cost   Percent    Cost
                           of      per       of
                        Operating        Operating  per ASM
                                   ASM
                        Revenues  (cents)  Revenues  (cents)

Salaries  and   related  24.4%     5.8     25.9%     5.7
costs
Aircraft fuel             9.4%     2.2      8.5%     1.8
Aircraft    maintenance   9.2%     2.2      9.7%     2.1
and materials
Aircraft  rentals   and  18.3%     4.3     18.8%     4.0
landing fees
Traffic commissions and  15.6%     3.7     16.5%     3.5
related fees
Depreciation        and   1.6%      .4      1.4%      .3
amortization
Other                    10.7%     2.5     11.3%     2.4
Restructuring reversals   (.2%)     (.1)    (.3%)     (.1)

    Total                89.0%     21.0    91.8%     19.7


          Salaries and related expenses were $44.4 million in 1996, an increase of 9.2% as compared to $40.7 million for 1995. Total employees increased approximately 8.0% to 1,370 in 1996. In addition, a contractual rate increase of 4.5% for flight attendants became effective in May 1996. Total block hours increased 5.7% or 9,350 hours compared to 1995 resulting in a corresponding increase in flight payroll. Profit sharing expense increased 80.4% or $1.6 million reflecting the Company's higher level of profitability in 1996.

          Aircraft fuel expense was $17.1 million in 1996, an increase of 28.7% compared to $13.3 million in 1995. The increase in 1996 fuel expense resulted primarily from a 20.5% increase in the total cost per gallon due to increases in aircraft fuel prices, the 4.3 cents per gallon fuel tax imposed by the federal government in October 1995, and a 5.7% increase in block hours. The average cost per gallon, including into-plane fees, was 82.8 cents in 1996 and 68.7 cents in 1995. The price of fuel in the first quarter 1997 has moderated somewhat, however, there can be no assurance that the trend of lower fuel prices will continue.

           Aircraft maintenance and materials expense was $16.8 million in 1996, an increase of 10.4% compared to $15.3 million in 1995. The increase in 1996 resulted primarily from a 5.7% increase in block hours as well as an increase in the average age of the fleet, expiration of warranty coverage on certain aircraft and rate increases in contract maintenance for engines.

            The Company's maintenance accounting policy is a combination of expensing events as incurred and accruals for maintenance events. The Company accrues for current and future maintenance events on an ongoing basis which it feels will be sufficient to cover maintenance costs for aircraft. Maintenance accruals are estimated on a cost per flight hour basis for all aircraft including those under warranty.

          Aircraft rental and landing fees were $33.3 million in 1996, an increase of 13.1% compared to $29.5 million in 1995. The increased expense reflects two additional J-41 aircraft delivered in 1996 and the full year effect of aircraft delivered in 1995.

           Traffic  commissions and related fees  were  $28.6
million  in  1996,  an increase of 10.1%  compared  to  $25.9 million in 1995. The increased commission in 1996 reflects the increased passenger revenue in 1996. Commission rates fluctuate based on the mix of commissionable and non-commissionable tickets, and have changed due to a cap on the total amount of commission which can be claimed by travel agents. Commission as a percentage of total passenger revenue averaged 7.4% in 1996 and 8.0% in 1995. Related fees include program fees to United and segment booking fees for reservations.

           Depreciation  and amortization  expense  was  $2.8
million in 1996, an increase of 27.1% compared to $2.2 million in 1995. The increase in 1996 results primarily from the acquisition of additional rotable spare parts associated with additional J-41 aircraft, improvements to aircraft, leasehold improvements, and purchases of computer equipment. There were no significant changes in amortization in either 1996 or 1995.

           Other operating expenses were $19.5 million in 1996, an increase of 10.0% compared to $17.8 million in 1995. The increase in other operating expenses during 1996 is primarily attributed to increased glycol costs related to severe winter weather during the first quarter of 1996, increased legal fees related to union negotiations, and increased pilot training costs.

           The Company reversed excess restructuring reserves of $0.4 million in 1996 and $0.5 million in 1995. The Company established the reserves with a charge of $8.1 million in 1994. The reversals reflected remaining unused reserves for pilot requalification, return conditions, spare parts reconciliation, and miscellaneous professional fees. There are no remaining reserves related to the restructuring.

           Interest expense net of interest income was $0.6 million in 1996 and $1.7 million in 1995. The decreased expense reflects reduced borrowings under the Company's accounts receivable financing facility and the early retirement of a $4.0 million convertible term note to JSX in December 1995.

           The Company recorded a provision for income taxes of approximately $0.5 million for 1996 as compared to a benefit of approximately $1.2 million in 1995. The benefit recorded in 1995 reflects the adjustment for the deferred tax asset of $1.5 million in the fourth quarter of 1995, net of valuation allowance. The effective tax rate in 1996 of approximately 2.3% is significantly less than the statutory federal and state rates due principally to the full utilization of the operating loss carryforwards and elimination of the valuation allowance.

           The Company has recorded a net deferred tax asset of $3.1 million at December 31, 1996. The Company believes that realization of the net deferred tax asset is more likely than not because of profitable operations over the past two years due largely to the success of the restructuring of its aircraft fleet initiated in 1994; continued profitability in the Company's operations; and the utilization of the existing net operating losses.

           The Company expects the effective tax rate in 1997 to approximate statutory federal and state rates. There are no operating loss carryforwards available for 1997.

Fiscal Year 1995 vs. 1994

Operating Revenues

           The Company's operating revenues decreased 1.2% to $157.0 million in 1995 compared to $158.9 million in 1994. The decrease resulted from an 11.3% decrease in RPMs resulting from 7.9% fewer passengers carried. Yield per RPM increased 11.1% to $.441 in 1995 versus $.397 in 1994, partially offset by a 11.3% reduction in RPMs. Load factor increased in 1995 by 3.4 load factor points caused by ASMs decreasing by 17.5% more than offsetting the decrease in RPMs.

Operating Expenses

          1995 unit costs increased 4.8% to 19.8 cents versus
18.9 cents in 1994 as a result of a 17.5% decrease in ASMs brought about by the 1994 restructuring plan which simplified fleet types through the elimination of larger capacity aircraft. The increased unit costs also resulted from passenger and revenue related costs associated with the higher yield and load factor, and the costs of profit sharing in 1995.

           A summary of operating expenses as a percent of operating revenues, and operating cost per ASM for the years ended December 31, 1995, and 1994 is as follows:

                               1995             1994
                         Percent   Cost   Percent   Cost
                           of      per      of
                         Operating ASM  Operating  per ASM
                         Revenues (cents) Revenues  (cents)

Salaries  and   related  25.9%     5.7     26.2%     4.7
costs
Aircraft fuel             8.5%     1.8      9.6%     1.7
Aircraft    maintenance   9.7%     2.1     14.1%     2.5
and materials
Aircraft  rentals   and  18.8%     4.0     25.3%     4.5
landing fees
Traffic commissions and  16.5%     3.5     16.3%     2.9
related fees
Depreciation        and   1.4%      .3      1.5%     .3
amortization
Other                    11.3%     2.4     13.0%     2.3
Write-off of intangible  (.3%)     (.1)     8.9%     1.6
asset and Restructuring
charges (reversals)

    Total                91.8%     19.7    114.9%   20.5


           Salaries and related expenses were $40.7 million for 1995, a decrease of 2.1% compared to $41.6 million for 1994. In 1995 salaries and related expenses were $0.9 million less than 1994 reflecting the reduction in flight crews and ground personnel resulting from the Company's restructuring in 1994. Offsetting this savings was profit sharing expense of $2.0 million based on the Company's 1995 profit. There was no profit sharing in 1994.

           Aircraft fuel expense was $13.3 million in 1995, a decrease of 12.4% for 1995 compared to $15.2 million in 1994. The average cost per gallon including into-plane fees, was
68.7 cents in 1995 and 67.0 cents in 1994. Fuel expense in 1995 decreased 12.4% from 1994 reflecting the reduced level of operations in 1995 and the utilization of more fuel efficient J-41's instead of EMB-120 and Dash-8 aircraft.

           Aircraft maintenance and materials expense was $15.3 million in 1995, a decrease of 31.7% compared to $22.3 million in 1994. The reduction of maintenance expense in 1995 of $7.0 million reflects the fleet simplification associated with the Company's restructuring in 1994.

          Aircraft rental and landing fees were $29.5 million in 1995, a decrease of 26.6% compared to $40.1 million in 1994. The reduced 1995 expense resulted from the elimination of the larger EMB-120 and Dash-8 aircraft. The reduction was partially offset by increased rental expense related to the 1995 deliveries of nine J-41 aircraft.

           Traffic commissions and related fees were $25.9 million in 1995. Traffic commissions and related fees in 1995 were relatively unchanged from 1994 primarily reflecting the same level of revenue compared to 1994. Commission rates fluctuate based on the mix of commissionable and non-commissionable tickets, and have changed due to a cap on the total amount of commission which can be claimed by travel agents. Commission as a percentage of total passenger revenue averaged 8.0% in 1995, and 7.9% in 1994. Related fees include program fees to United and segment booking fees for reservations.

           Depreciation and amortization expense was $2.2 million in 1995, a decrease of 3.8% compared to $2.3 million in 1994. The 1995 decrease reflects the elimination of spare parts inventory related to the fleet simplification offset by increases in spare parts for the delivery of new J-41 aircraft. There were no significant changes in amortization in 1995.

           Other operating expenses were $17.8 million in 1995, a decrease of 13.8% compared to $20.6 million in 1994. The decrease in other operating expenses during 1995 is primarily attributed to a reduction in facility rental expense related to the Company's restructuring in 1994, reduced glycol expense due to more normal winter weather, and reduced hull insurance expense due to the fleet simplification.

           Amortization  and  write-off of intangible  assets
were  negligible in 1995. In 1994 the Company wrote off  $6.0 million related to EMB-120 aircraft purchase options as part of the restructuring plan.

           Restructuring expense and reversals were a $0.5 million credit in 1995 and an expense of $8.1 million in 1994. The credit in 1995 reflected elimination of remaining unused restructuring reserves for pilot requalification, return conditions, spare parts reconciliation, and miscellaneous professional fees. The restructuring charge of $8.1 million in 1994 consisted primarily of reserves for EMB-120 and Dash-8 return conditions, maintenance base closings, and the elimination of the Florida operation.

           Interest expense net of interest income was $1.7 million in 1995 and $2.2 million in 1994. Interest expense was lower in 1995 compared to 1994 reflecting reduced borrowings on the receivables facility as well as reduced borrowings from JSX.

           In the first quarter of 1995 the Company borrowed $4.0 million under a convertible term loan agreement. On December 29, 1995, the Company prepaid the note at a discount which resulted in an extraordinary gain of $0.4 million.

           The Company recorded a deferred tax asset, net of valuation allowance, and a corresponding income tax benefit of $1.5 million in the fourth quarter of 1995. Realization of the deferred tax asset was dependent upon the Company generating pretax income of at least $4.0 million in 1996. Based on the operating results in 1994, management believed that it was more likely than not that the Company would achieve at least this pretax income level in 1996. The actual pretax income for 1996 was $19.6 million.

           The Company recorded a provision for income taxes, before the income tax benefit of $1.5 million, of approximately $0.3 million for 1995. The provision is insignificant in relation to pretax income of approximately $11.3 million due to utilization of net operating losses. The net operating loss carryforward for 1995 was $14.7 million.

Outlook

           This Outlook section and the Liquidity and Capital Resources section below contain forward-looking statements. The Company's actual results may differ significantly from the results discussed in forward-looking statements. Factors that could cause the Company's future results to differ materially from the expectations described here include the extent to which the Company's operation of CRJs is coordinated with the Company's code-sharing relationship, the response of the Company's competitors to the Company's business strategy, market acceptance of the new service (including jet service), routes and schedules offered by the Company, the cost of fuel, the weather, and satisfaction of regulatory requirements.

            A central element of the Company's business strategy is expansion of its aircraft fleet. The Company has commitments to acquire twelve 29-seat J-41 aircraft during the period March 1997 through mid-1999, and twelve 50-seat CRJs from July 1997 through 1998. The introduction of these aircraft, particularly the CRJs, will expand the Company's business into new markets. In general, introduction of new markets into the Company's route system results, at least in the short-term, in operating expenses that may not be matched by increases in operating revenues.

           In order to operate the CRJs under the "United Express" name, the Company must obtain United's consent under the United Express Agreements. The Company has sought United's consent, and is awaiting United's response regarding incorporating the CRJs into its existing United Express product. While the Company currently operates only under the "United Express" name, the Company believes that it will be able to operate CRJs successfully regardless of whether such operation is under the United Express Agreements. Nonetheless, the Company believes that its results of operations could be adversely affected unless the CRJs are operated under the United Express Agreements.

            The Company must complete several training, operational, and administrative requirements before commencing CRJ service. The Company expects that it will be able to satisfy such requirements during 1997. The Company has not previously operated jet aircraft but will operate these aircraft under the same FAA regulatory requirements as it does with it's current fleet of aircraft. The Company believes that the market will support the new routes and schedules which the Company's expanded fleet will enable it to implement. In addition, the Company expects that its customers will find the new CRJs acceptable for relatively longer flights, enhancing the Company's ability to compete in a broader geographic market.

           The Company will incur significant expenses in its fleet expansion program. Under the Company's contracts to acquire CRJs, the Company is required to make deposits with the manufacturer totaling $15.0 million on or before April 1, 1997. The Company deposited $4.0 million on January 9, 1997, and will execute a short term promissory note with the manufacturer for the remaining $11.0 million at 8% annual interest. The April 1, 1997 note will be payable in full including accumulated interest, upon delivery of the first aircraft in July 1997.

          In addition, the CRJs and the additional J-41s will significantly increase the Company's lease obligations. The Company is exploring various third party lease financing arrangements for the aircraft. However, the Company has backup lease financing arrangements or sufficient financing support with the manufacturer of both the CRJs and J-41s such that the Company believes it will be able to acquire the aircraft at competitive rates.

            In 1997 the Company anticipates capital spending of approximately $16.3 million, consisting of $9.8 million in spare parts related to the acquisition of the CRJs, $3.0 million in additional rotable spare parts and engines for the J-41s, $2.5 million for a state- of-the-art Aircraft Communications and Satellite Navigation System ("ACASNS"), and $1.0 million for other capital assets. The Company anticipates that it will be able to arrange financing for the spares through a combination of manufacturer and third party financing arrangements on favorable terms although there is no certainty that such financing will be available or in place before the commencement of deliveries.

Liquidity and Capital Resources

           The Company's balance sheet improved significantly during 1996. Cash and cash equivalents as of December 31, 1996 were $21.5 million or an increase of $13.1 million over 1995. Working capital increased to $17.8 million as compared to $4.6 million at December 31, 1995.

           During 1996, cash provided by operating activities was $20.7 million compared to $15.7 million in 1995. The 31.9% increase in annual cash flow from operating activities primarily reflects the improvement in the Company's net income for 1996 compared to 1995.

           Accounts receivable increased by $1.4 million to $16.0 million at December 31, 1996, an increase of 9.3% compared to $14.6 million for 1995. The year over year increase is attributed to increased passenger ticket receivables resulting from higher passenger revenue in December 1996 versus December 1995. Prepaid expenses and other current assets increased by $0.8 million to $2.6 million at December 31, 1996, an increase of 45.3% compared to $1.8 million for 1995. The increase results from increased prepaid insurance, fuel, and deposits related to aircraft financing. Current liabilities increased by $1.9 million to $24.0 million at December 31, 1996, an increase of 8.6% compared to $22.1 million at December 31, 1995. The increase results from a larger current portion of long-term debt and capital lease obligations as well as increased reserves for maintenance events.

           Cash used in investing activities was $2.2 million for 1996 compared to $2.0 million for 1995. The use of cash in 1996 related to the acquisition of rotable spare parts and a spare engine to support the additional deliveries of J-41 aircraft. Cash used in investing activities in 1995 consisted of the purchase of equipment for leasehold improvements to aircraft pertaining to Traffic Collision Avoidance Systems, and the acquisition of spare parts and a spare engine related to the deliveries of J-41 aircraft.

           Cash used in financing activities in 1996 was $5.4 million or a decrease of 28.9% compared to $7.6 million in 1995. During 1996 the Company made payments of $1.9 million on long term debt and capital lease obligations, redeemed the Series A Cumulative Convertible Preferred Stock for $4.2 million, including the 1995 accumulated dividend of $0.3 million, and received $0.7 million in proceeds from stock options. In 1995 the Company received proceeds from long term debt of $4.2 million primarily related to borrowings on a convertible term loan in the first quarter of 1995. The Company made payments on long term debt and capital lease obligations of $5.5 million including the early retirement in December 1995 of the convertible term loan. The Company also paid $6.4 million in 1995 to close out the outstanding balance at December 31, 1994, of an asset-based lending agreement with a financial institution.

     Other Financing

           The Company has an asset-based lending agreement with a financial institution that provides the Company with a line of credit of up to $20.0 million. Borrowings under the line of credit can provide the Company a source of working capital until proceeds from ticket coupons are received. The line is collateralized by all of the Company's receivables and general intangibles and as of December 31, 1996, there was no outstanding balance.

           In December 1994, the Company completed a plan of recapitalization with an aircraft supplier that included an $11.0 million equity investment consisting of common stock and Series A Cumulative Convertible Preferred Stock, creation of a term loan facility in the amount of $4.0 million and a revolving line of credit of $5.0 million.

           In the first quarter of 1995 the Company borrowed $4.0 million on the term loan facility. On December 29, 1995, the Company fully prepaid the loan at a discount and recorded an extraordinary gain of $0.4 million. On March 29, 1996, the Company redeemed the Series A Cumulative Convertible Preferred Stock in the amount of $3.8 million. Dividends for the first quarter of 1996 were not paid due to the redemption before quarter end in accordance with the terms of the preferred stock agreement. The Company never borrowed against the revolving line of credit facility created during the December 1994 recapitalization and on June 12, 1996 the Company canceled the facility.

     Aircraft

           The Company has significant lease obligations on aircraft which are classified as operating leases and not reflected as liabilities on the Company's balance sheets. (See Note 8 to the Consolidated Financial Statements.) The remaining terms of the leases range from less than one year to fourteen years. The Company's minimum rental payments in 1997 under all non-cancelable aircraft operating leases with remaining terms of more than one year were approximately $28.9 million as of December 31, 1996. The foregoing amount does not include five J-41 aircraft and four CRJ aircraft scheduled for delivery in 1997 as the financing arrangements have not been concluded at this time.

          As of February 23, 1997 the Company entered into an agreement with AI(R) to acquire twelve new J-41 aircraft. The agreement will allow the Company to take advantage of favorable third party financing while allowing the refinancing of existing J-41s which are currently financed through the manufacturer. The Company believes that it will be able to obtain third party financing on favorable terms although there is no certainty that such financing will be available or in place before the commencement of deliveries. The delivery schedule provides for the Company to take delivery of these aircraft beginning in the first quarter of 1997 and continuing through mid-1999.

           On January 8, 1997, the Company entered into an agreement with Bombardier, Inc. to purchase twelve Canadair Regional Jets with options for thirty-six additional aircraft. The delivery schedule provides for the Company to take delivery of four aircraft in 1997 commencing in July. The remaining eight aircraft will be delivered during 1998. Under the terms of the agreement, the Company is required to make deposits with the manufacturer totaling $15.0 million on or before April 1, 1997. The Company deposited $4.0 million on January 9, 1997 and will execute a short term promissory note with the manufacturer for the remaining $11.0 million at 8% annual interest. The April 1, 1997 note will be payable in full including accumulated interest, upon delivery of the first aircraft in July 1997.

          On December 30, 1994, the Company agreed to acquire from British Aerospace twenty additional J-41 aircraft. Nine aircraft were delivered as of December 31, 1995 and two aircraft were delivered in the first quarter of 1996. The remaining nine aircraft were converted to options to acquire aircraft which the Company chose not to exercise.

           In 1996, the Company refinanced the operating leases on two J-41 aircraft that it took delivery of in the first quarter of 1996 and two J-41 aircraft it had been operating. The refinancing resulted in more competitive lease rates compared to prior leases. The Company will actively continue to seek competitive leasing arrangements to replace its existing aircraft leases.

     Capital Equipment and Debt Service

          In 1997 the Company anticipates capital spending of approximately $16.3 million consisting primarily of $9.8 million in spare parts related to the acquisition of regional jets, $3.0 million in additional rotable spare parts and engines for the J-41s, $2.5 million for ACASNS, and $1.0 million for other capital assets. The Company anticipates that it will be able to arrange financing for the spares through a combination of manufacturer and third party financing arrangements on favorable terms, although there is no certainty that such financing will be available or in place before the commencement of deliveries.

            Debt service for 1997 is estimated to be approximately $3.5 million reflecting increased borrowings related to the purchase of spare engines, spare parts and insurance premium financing. The foregoing amount does not include additional debt that may be required for the financing of the CRJ spare parts and engines.

           The Company believes that, in the absence of unusual circumstances, its cash flow from operations, availability of manufacturer and third party financing, and a $20.0 million accounts receivable credit facility will be sufficient to meet its working capital needs, capital expenditures, and debt service requirements for the next twelve months.



     Inflation

           Inflation has not had a material effect on the Company's operations.

     Recent Accounting Pronouncements

           In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 125)". SFAS 125 provides accounting and reporting standards for transfers of financial assets using a financial-components approach which focuses on control. Under this approach, following a transfer of financial assets, a company recognizes the financial assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS 125 is applicable to the Company's borrowings under its line of credit collateralized by accounts receivable. The
Company evaluated the financing transaction using the criteria set forth in SFAS 125 and concluded that it did not transfer control of its accounts receivable to the financial institution. Consequently, the Company believes that adoption of SFAS 125, as of January 1, 1997, will not have a material impact on its fiscal 1997 financial or operating results.

            On   March  3,  1997,  the  Financial  Accounting
Standards Board issued Statement of Financial Accounting Standards No, 128, "Earnings per Share (SFAS 128)". SFAS 128 provides a different method of calculating earnings per share than is currently used in accordance with APB Opinion 15. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. Using the principles set forth in SFAS 128, Basic earnings (loss) per share would have been $(3.67), $1.55, and $2.27 for 1994, 1995 and 1996, respectively.


Item 8.   Financial Statements and Supplementary Data

           See  Index  to Financial Statements and  Financial
           Statement Schedule included in Item 14.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          None.


                          PART III

           The information required by this Part III (Items 10, 11, 12 and 13) is hereby incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.


                           PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1.   Financial Statements

               The   Financial  Statements  listed   in   the
               accompanying index to financial statements are filed as part of this Annual Report on Form 10-
               K.

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
          among   United   Airlines,  Inc.,  Atlantic   Coast
          Airlines  and the Company, together with  Amendment
          No. 1, dated as of April 1, 1993.
10.7#*    Agreement  to  Lease British Aerospace Jetstream-41
          Aircraft, dated December 23, 1992, between  British
          Aerospace, Inc. and Atlantic Coast Airlines.
10.12(b)****    Amendment  and Restated Severance  Agreement,
          dated  as  of October 18, 1995 between the  Company
          and Kerry B. Skeen.
10.12(c)**      First  Amendment To Severance  Agreement  For
          Kerry B. Skeen effective as of October 16, 1996.
10.12(h)**      Form of Severance Agreement.  The Company has
          entered  into  substantially  identical  agreements
          with  Thomas  J. Moore and with Michael  S.  Davis,
          both dated as of January 1, 1997.
10.12(i)**      Severance  Agreement dated as of January  28,
          1997, between the Company and James B. Glennon.
10.12(j)**Promissory Note in the amount of $75,000 issued to Paul H. Tate to the Company dated February 19, 1997 and payable
          September 30, 1997.
10.13(a)** Form of Indemnity Agreement.  The Company has
          entered  into  substantially  identical  agreements
          with  the  individual  members  of  its  Board   of
          Directors.
10.20***  Stock  Purchase Agreement, dated the  30th  day  of
          December   1994,   by   and   among   JSX   Capital
          Corporation, Atlantic Coast Airlines, and  Atlantic
          Coast Airlines, Inc.
10.21***  Acquisition  Agreement, dated as  of  December  30,
          1994,  by  and among Jetstream Aircraft, Inc.,  JSX
          Capital Corporation, and Atlantic Coast Airlines.
10.21(a)**     Amendment Number One to Acquisition Agreement,
          dated  as  of June 17, 1996, by and among Jetstream
          Aircraft,   Inc.,  JSX  Capital  Corporation,   and
          Atlantic Coast Airlines.
10.23**   Loan  and  Security Agreement, dated as of  October
          12,  1995,  between  Atlantic  Coast  Airlines  and
          Shawmut Capital Corporation.
10.24**** Stock Incentive Plan of 1995.
10.25**** Form  of  Incentive  Stock Option  Agreement.   The
          Company  enters into this agreement with  employees
          who  have  been  granted  incentive  stock  options
          pursuant to the Stock Incentive Plans.
10.26**** Form  of Non-Qualified Stock Option Agreement.  The
          Company  enters into this agreement with  employees
          who  have been granted non-qualified stock  options
          pursuant to the Stock Incentive Plans.
10.27**** Split  Dollar  Agreement, dated as of December  29,
          1995, between the Company and Kerry B. Skeen.
10.27(a)** Form  of Split Dollar Agreement.  The Company
          has entered into substantially identical agreements
          with  Thomas  J. Moore and with Michael  S.  Davis,
          both dated as of July 1, 1996.
10.28**** Split  Dollar  Agreement, dated as of December  29,
          1995, between the Company and James B. Glennon.
10.29**** Agreement  of  Assignment of Life  Insurance  Death
          Benefit  As  Collateral, dated as of  December  29,
          1995, between the Company and Kerry B. Skeen.
10.29(a)**      Form  of  Agreement  of  Assignment  of  Life
          Insurance Death Benefit As Collateral.  The Company
          has entered into substantially identical agreements
          with  Thomas  J. Moore and with Michael  S.  Davis,
          both dated as of July 1, 1996.
10.30**** Agreement  of  Assignment of Life  Insurance  Death
          Benefit  As  Collateral, dated as of  December  29,
          1995, between the Company and James B. Glennon.
10.31**   Summary  of  Senior Management Bonus  Program.  The
          Company  has  adopted a plan in  substantially  the
          form as outlined in this Exhibit for 1997.
10.32**** Summary of "Share the Success" Profit Sharing Plan.
          The Company has adopted a plan in substantially this
          form for 1997 and 1996.
10.40#**  Purchase  Agreement  between  Bombardier  Inc.  and
          Atlantic Coast Airlines Relating to the Purchase of
          Canadair  Regional Jet Aircraft  dated  January  8,
          1997.
10.50#**  Purchase   Agreement  for  Twelve  Jetstream   4100
          Aircraft  between Atlantic Coast Airlines and  Aero
          International (Regional) as agent for and on behalf
          of  British  Aerospace (Operations)  Limited  dated
          February 23, 1997.
10.60**   Form of Lease  Agreement between  Atlantic  Coast
          Airlines  and Finova Capital Corporation. The Company
          has entered into four substantially identical
          agreements during 1996 for four J-41 aircraft.
11.1**    Computation of Per Share Earnings.
21.1*     Subsidiaries of the Company.
23.1**    Consent of BDO Seidman.

#        Portions of this document have been omitted pursuant
       to a request for confidential treatment.
* Filed as an Exhibit to Form S-1, Registration No. 33-62206, effective July 20, 1993, incorporated herein by reference.
** To be filed as an Amendment to this Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
*** Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994, incorporated herein by reference.
**** Filed as an Exhibit to the Annual report on Form 10-K for the fiscal year ended December 31, 1995, incorporated herein by reference.

(b) Reports on Form 8-K. The Company did not file any current reports on Form 8-K during the fourth quarter of 1996.

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1997.

                                ATLANTIC COAST AIRLINES, INC.

                                     By:  /S/ C. Edward Acker
                                              C. Edward Acker
                                        Chairman of the Board

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1997.

Name                            Title


/S/ C. Edward Acker
C. Edward Acker                 Chairman of the Board of
                                Directors


/S/ Kerry B. Skeen              President
Kerry B. Skeen                  Chief Executive Officer
                                (principal executive officer)

/S/ Paul H. Tate                Senior Vice President
Paul H. Tate                    Chief Financial Officer
                                (principal financial and
                                accounting officer)
/S/ John M. Sullivan
                                /S/ Gordon A. Cain
John M. Sullivan                Gordon A. Cain
Director                        Director


/S/ Robert E. Buchanan          /S/ James J. Kerley
Robert E. Buchanan              James J. Kerley
Director                        Director

/S/ Joseph W. Elsbury           /S/ James C. Miller
Joseph W. Elsbury               James C. Miller
Director                        Director

                ATLANTIC COAST AIRLINES, INC.

                INDEX TO FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULE
                        (Item 14(a))



FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants         F-1

Consolidated:

Balance Sheets as of December 31, 1996 and 1995            F-2

Statements of Operations for the years ended December 31, 1996,
1995 and 1994                                              F-3

Statements of Stockholders' Equity for the years ended December
31, 1996, 1995 and 1994                                    F-4

Statements of Cash Flows for the years ended December 31, 1996,
1995 and 1994                                              F-5

Notes to Financial Statements                              F-6

FINANCIAL STATEMENT SCHEDULE:

Report of Independent Certified Public Accountants on Financial
Statement Schedule                                         S-1
Schedule II - Valuation and Qualifying Accounts            S-5

All other financial statement schedules are omitted as the required information is presented in the financial statements or the notes thereto or is not necessary.

(In thousands, except for share data and par values)
December 31,                                      1996       1995
Assets
Current:
    Cash and cash equivalents                   $21,470    $ 8,396
    Accounts receivable, net                     15,961     14,607
    Expendable parts and fuel inventory, net      1,759      1,850
    Prepaid expenses and other current            2,554      1,758
assets
    Total current assets                         41,744     26,611
Property and equipment at cost, net of
accumulated depreciation and amortization        16,157     15,513
Preoperating costs, net of accumulated              225        462
amortization
Intangible assets, net of accumulated             2,882      2,864
amortization
Deferred tax asset                                3,140      1,500
Other assets                                        610        549
    Total assets                                $64,758   $ 47,499

Liabilities and Stockholders' Equity
Current:
    Accounts payable                             $3,770   $ 3,532
    Current portion of long-term debt             1,319      1,214
    Current portion of capital lease              1,497      1,192
obligations
    Accrued liabilities                          17,376     16,121
    Total current liabilities                    23,962     22,059
Long-term debt, less current portion              2,407      3,260
Capital lease obligations, less current           3,266      3,794
portion
Deferred credits                                    486          -
    Total liabilities                            30,121     29,113
Commitments and contingencies
Redeemable Series A Cumulative Convertible
Preferred stock,
$.02 par value (liquidation preference of             -      3,825
 $3,825), authorized 8,000 shares, 3,825
 shares issued and outstanding
Stockholders' equity:
Preferred Stock, $.02 par value per share;
shares authorized                                     -          -
   4,992,000; no shares issued or
  outstanding
Common stock: $.02 par value per share;
shares authorized 15,000,000; shares issued         170        167
8,498,910 in 1996 and 8,356,411 in 1995
Class A common stock: nonvoting; par value;
$.02 stated value per share; shares                   -          -
authorized 6,000,000; no shares issued or
outstanding
Additional paid-in capital                       37,689     36,774
Less:  Common stock in treasury, at cost,          (125)      (125)
12,500 shares
Accumulated deficit                             (3,097)   (22,255)
Total Stockholders' Equity                       34,637     14,561
  Total Liabilities and Stockholders'           $64,758   $ 47,499
Equity
       See accompanying  notes to consolidated financial statements.

(In thousands, except for earnings per share data)
Year ended December 31,
                                          1996       1995      1994
Operating revenues:
  Passenger                              179,370   153,918   156,047
  Other                                    3,114     3,050      2,872
     Total operating revenues            182,484   156,968    158,919
Operating expenses:
  Salaries and related costs              44,438    40,702    41,590
  Aircraft fuel                           17,124    13,303    15,189
  Aircraft maintenance and materials      16,841    15,252     22,345
  Aircraft rentals and landing fees       33,325    29,454     40,135
  Traffic commissions and related fees    28,550    25,938     25,913
  Depreciation and amortization            2,846     2,240      2,329
  Other                                   19,523     17,755    20,597
  Write-off of intangible asset                -         -      6,000
  Restructuring charges (reversals)         (426)      (521)    8,099
     Total operating expenses            162,221   144,123    182,197
Operating income (loss)                   20,263    12,845   (23,278)
Other income (expense):
  Interest expense                       (1,013)   (1,802)    (2,153)
  Interest income                            341        66         -
  Other income                                17       181       295
     Total other expense                   (655)   (1,555)    (1,858)
             Income (loss) before
income tax provision (benefit)            19,608    11,290  (25,136)
                 and extraordinary item
  Income tax provision (benefit)             450   (1,212)          -
             Income (loss) before         19,158    12,502   (25,136)
extraordinary item
  Extraordinary Item                           -       400          -
Net income (loss)                        $19,158  $ 12,902 $(25,136)
Income (loss) per share:
Earnings (loss) per common and common
equivalent share:
Primary:
Earnings (loss) before extraordinary
item                                       $2.14    $ 1.39    $(3.67)
Extraordinary item                             -      0.05         -
Net earnings (loss)                        $2.14    $ 1.44    $(3.67)
Fully diluted:
Earnings (loss) before extraordinary item  $2.14     $1.33    $(3.67)
Extraordinary item                             -      0.04         -
Net earnings (loss)                        $2.14      1.37    $(3.67)

 Weighted average common and common
equivalent shares:                         8,963     8,736     6,858
     Primary                               8,963     9,390     6,858
     Fully diluted
        See accompanying notes to consolidated financial statements.

(thousands, except
for share data)       Common Stock   Additi Treasury Stock
                      -------------   onal  --------------  Receiva Accumulat
                      -------------    paid---------------    ble       ed
                       ----------      in      -------       from    Deficit
                                                Shares       ESOP
                                     capita     Amount
                         Shares        l
                         Amount
Balance, December     6,842,      $      $  (12,50       $        $          $
31, 1993                 390    137 29,769      0)   (125)    (500)    (9,686)
Exercise of common    22,080      1     46       -       -        -          -
stock options
Sale of common stock  1,460,     28  6,888       -       -        -          -
                         000
Reduction of ESOP          -      -      -       -       -      500          -
receivable
Net Loss                   -      -      -       -       -        -   (25,136)
Balance, December     8,324,    166 36,703  (12,50   (125)        -   (34,822)
31, 1994                 470                    0)
Exercise of common    31,941      1     71       -       -        -          -
stock options
Preferred stock            -      -      -       -       -        -      (335)
dividends declared
Net Income                 -      -      -       -       -        -     12,902
Balance, December     8,356,    167 36,774  (12,50   (125)            (22,255)
31, 1995                 411                    0)                -
Exercise of common    142,49      3    351       -       -        -          -
stock options              9
Tax benefit of stock       -      -    564       -       -        -          -
option exercise
Net Income                 -      -      -       -       -        -     19,158
Balance December 31,  8,498,      $      $  (12,50       $        $          $
1996                     910    170 37,689      0)   (125)        -    (3,097)
                    See accompanying notes to consolidated financial statements.

(In thousands)
Year ended December 31,                   1996       1995      1994
Cash flows from operating activities:
    Net income (loss)                        $ 19,158   $ 12,902 $(25,136)
    Adjustments to reconcile net income
(loss) to net cash provided by   (used
in) operating activities:
          Extraordinary gain                        -      (400)          -
          Depreciation                          2,434      1,815      1,704
          Amortization of intangibles and         412        425        625
preoperating costs
          Provision for uncollectible             387        229        225
accounts
          Provision for inventory                  50        120          -
obsolescence
          Amortization of deferred credits       (27)          -       (20)
          Increase in deferred tax asset      (1,640)    (1,500)          -
          Net loss (gain) on disposal of            1        (7)      1,100
fixed assets
          Amortization of debt discount and        46          7          -
finance costs
          Write-off of intangible assets            -          -      6,000
          (Gain) on disposal of slots               -      (177)          -
          Write-off of preoperating costs           -          -      1,041
          Write-off of deferred                     -          -      (346)
credits
    Changes in operating assets and
liabilities:
              Accounts receivable             (1,741)    (1,169)      (576)
              Expendable parts and                41        686       (80)
fuel inventory
              Prepaid expenses and              (796)      2,814      (292)
other current assets
              Preoperating costs                    -          -      (245)
              Other assets                          -         62          -
              Accounts payable                     238    (1,393)    (2,585)
              Accrued liabilities               1,590      1,259      2,853
              Increase in deferred               513          -          -
credits
              Net cash provided by              20,666     15,673   (15,732)
(used in) operating activities
Cash flows from investing activities:
   Purchase of property and equipment    (2,128)    (4,260)    (1,493)
   Proceeds from sales of fixed assets         -      1,916      4,073
   Proceeds from sale of intangible            -         375       786
assets
   Decrease (increase) in deposits          (61)          -      1,821
              Net cash (used in)         (2,189)    (1,969)      5,187
provided by investing activities
Cash flows from financing activities:
   Proceeds from issuance of long-term       486      4,210          -
debt
   Payments of long-term debt            (1,234)    (4,769)    (1,329)
   Payments of capital lease             (1,174)      (689)      (442)
obligations
   Net (decrease) increase in lines of         -    (6,356)     10,709
credit
   Increase in intangible assets           (239)          -          -
   Deferred financing costs                    -       (66)          -
   Payment of convertible preferred        (335)          -          -
stock dividend
   Redeem convertible preferred stock    (3,825)          -          -
   Net proceeds from sale of common            -          -        788
and preferred stock
   Proceeds from exercise of stock           918         72          -
options
   Decrease in receivable from                 -          -        500
Employee Stock Option Plan
              Net cash (used in)         (5,403)    (7,598)     10,226
provided by financing activities
Net increase (decrease) in cash and       13,074      6,106      (319)
cash equivalents
Cash and cash equivalents, beginning       8,396      2,290      2,609
of year
Cash and cash equivalents, end of year  $ 21,470   $  8,396   $  2,290
            See accompanying  notes to consolidated financial statements.

1.   Summary of
Accounting       (a)Basis of Presentation
Policies
                    The consolidated financial statements included herein have been prepared by Atlantic Coast Airlines, Inc. ("ACAI") and its wholly-owned subsidiary, Atlantic Coast Airlines ("ACA"), (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates predominantly in the air transportation industry providing scheduled service for passengers to thirty-nine destinations in seventeen eastern states of the United States.

                 (b)Cash and Cash Equivalents

                    The   Company  considers  investments   with   an
                    original maturity of three months or less when purchased to be cash equivalents.

                 (c)Airline Revenues

                    Passenger fares and cargo revenues are recorded as operating revenues at the time transportation is provided. The value of unused passenger tickets sold by the Company is included in current liabilities. Accounts receivable are stated net of allowances for uncollectible accounts of approximately $550,000 and $287,000 at December 31, 1995 and 1996, respectively.

                    The Company participates in United Airlines, Inc.'s ("United") Mileage Plus frequent flyer program. The Company does not accrue for incremental costs for mileage accumulation relating to this program, since the impact is immaterial.

                 (d)Concentrations of Credit Risk

                    The Company provides commercial air transportation in the eastern United States. Substantially all of the Company's passenger tickets are sold by other air carriers. The
                    Company has a significant concentration of its accounts receivable with other air carriers with no collateral. At December 31, 1995 and 1996, accounts receivable from air carriers totaled approximately $13,036,000 and $14,306,000, respectively. Such accounts receivable are assigned to a financial institution in connection with the Company's line of credit arrangement (see Note 6). Of the total amount, approximately $8,983,000 and $11,044,077, at December 31, 1995
                    and  1996,  respectively, were due  from  United.
                    Accounts    receivable    losses    have     been
                    insignificant.

                 (e)Risks and Uncertainties

                    The airline industry is highly competitive and volatile. The Company competes primarily with other air carriers and, particularly with respect to its shorter flights, with ground transportation. Airlines primarily compete in areas of pricing, scheduling and type of equipment. The Company's operations are primarily dependent upon business-related travel and are not subject to wide seasonal fluctuation. However, some seasonal decline does occur during portions of the winter months due to lesser demand. The ability of the Company to compete with ground transportation and other air carriers depends upon public acceptance of its aircraft and the provision of convenient, frequent and reliable service to its markets at reasonable rates.

                    The Company entered into a code-sharing agreement with United, which expires on March 31, 1998. The agreement allows the Company to operate under United's colors, utilize the "United Express" name and identify its flights using United's designator code. The Company believes that its relationship with United substantially enhances its ability to compete for passengers. The loss of the Company's affiliation with United could have a material adverse effect on the Company's business.

                    The Company's pilots are represented by the Airline Pilots Association ("ALPA"), its flight attendants by the Association of Flight Attendants ("AFA"), and its mechanics by the Aircraft Mechanics Fraternal Association ("AMFA").

                    The ALPA collective bargaining agreement was amended on February 26, 1997. The agreement is for three years and is amendable on February 28, 2000. The new contract modifies work rules to allow more flexibility, introduces regional jet pay rates, and transfers pilots into the Company's employee benefit plans. The Company believes that the incremental cost as a result of the amendments to the contract will not have any material effect over the life of the agreement.

                    On  March  11,  1994, AMFA was certified  by  the
                    National Mediation Board (the "NMB") as the collective bargaining representative elected by mechanics and related employees of the Company. As of March 1, 1997, AMFA represented 120 of the Company's employees. The Company and AMFA have been attempting to negotiate an initial contract under federal mediation since December 1994, but have so far failed to reach agreement. The NMB has indicated that it is in favor of continuing the negotiations, and the Company anticipates participating in further negotiations.

                    If, at some point, the NMB should decide that the parties were deadlocked, then the NMB could declare an impasse along with a thirty day cooling off period. At the conclusion of that period if an agreement had not been reached, AMFA would have the authority to use self help, up to and including the right to strike. The Company and AMFA are also engaged in litigation, which is more fully described in Item 3, "Legal Proceedings," below. If that litigation were resolved in AMFA's favor, AMFA would be in a position to use self help, even if the NMB does not declare an impasse.

                    The Company's contract with the AFA will become amendable on April 30, 1997. The Company expects to continue operating under the terms of the agreement until new terms are negotiated.

                    The Company believes that the wage rates and benefits for other employee groups are comparable to similar groups at other regional airlines. The Company is unaware of significant organizing activities by labor unions among other non-union employees at this time.

                 (f)Use of Estimates

                    The preparation of financial statements in accordance with generally accepted accounting principals requires management to make certain estimates and assumptions regarding valuation of assets, recognition of liabilities for costs such as aircraft maintenance, differences in timing of air traffic billings from United and other airlines and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

                 (g)Expendable Parts

                    Expendable parts and supplies are stated at the lower of average cost or market, less an allowance for obsolescence. Expendable parts and supplies are charged to expense as they are used.

                 (h)Property and Equipment

                    Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets which range from five to fifteen years. Amortization of capital leases is included in depreciation expense.

                 (i)Preoperating Costs

                    Preoperating costs represent the cost of integrating new types of aircraft. Such costs, which consist primarily of flight crew training, are deferred and amortized over a period of four years on a straight-line basis.

                 (j)Intangible Assets

                    Goodwill, representing the excess of cost above the fair value of net assets acquired in the acquisition of ACA, is being amortized by the straight-line method over twenty years. The primary financial indicator used by the Company to assess the recoverability of its goodwill is undiscounted future cash flows from operations. The amount of impairment, if any, is measured based on projected future cash flows using a discount rate reflecting the Company's average cost of funds. Slots are being amortized by the straight-line method over twenty years.

                 (k)Maintenance

                    The Company's maintenance accounting policy is a combination of expensing events as incurred and accruals for maintenance events. The Company accrues for current and future maintenance events on an ongoing basis which it feels will be sufficient to cover maintenance costs for aircraft. Maintenance accruals are estimated on a cost per flight hour basis for all aircraft including those under warranty.

                 (l)Income Taxes

                    The Company accounts for deferred income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled.

                 (m)Stock options

                    The Company accounts for its fixed-price stock-based compensation plans using the principles set forth in APB Opinion 25. Under these principles, the Company records no charge to expense at the grant date because it grants stock options at an exercise price equal to the current market price and the measurement date is the grant date.

                 (n)Earnings per Share

                    Primary earnings per share is computed by dividing income, after deducting preferred dividend requirements, by the weighted average number of common shares outstanding and common stock equivalents. For both primary and fully diluted earnings per share, common stock equivalents consist of shares subject to stock options computed using the treasury stock method.

                    For the calculation of fully diluted earnings per share in 1995, the outstanding convertible preferred stock is considered in the weighted average number of common shares when its effect is dilutive.

                    Common equivalent shares consisting of unissued shares under options and redeemable convertible preferred stock have been excluded from the computation for 1994 because their effect is antidilutive.

                    Primary earnings per share reflect the dilution of outstanding stock options as if the options were exercised at the beginning of the period or the issuance date, whichever is later, and as if the funds obtained thereby were used to purchase common stock at the average market price during the period. Fully diluted earnings per share reflect the assumed exercise of outstanding stock options as if the funds obtained thereby were used to purchase common stock at the ending market price in order to reflect the maximum potential dilution. For the years ended December 31, 1995 and 1996, all of the Company's securities were dilutive. Common and common equivalent shares outstanding for fully diluted earnings per share also include the weighted average effect of the convertible preferred stock. The effect on outstanding common shares for the convertible debt was not considered due to the repayment during 1995.
                 (o)Recent Accounting Pronouncements

                    In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 125)". SFAS 125 provides accounting and reporting standards for transfers of financial assets using a financial-components approach which focuses on control. Under this approach, after a transfer of financial assets, a company recognizes the financial assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS 125 is applicable to the Company's borrowings under its line of credit collateralized by accounts receivable. The Company evaluated the financing transaction using the criteria set forth in SFAS 125 and concluded that it did not transfer control of its accounts receivable to the financial institution. Consequently, the Company believes that adoption of SFAS 125, as of January 1, 1997, will not have a material impact on its fiscal 1997 financial or operating results.

                    On March 3, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No, 128, "Earnings per Share (SFAS 128)". SFAS 128 provides a different method of calculating earnings per share than is currently used in accordance with APB Opinion 15. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. Using the principles set forth in SFAS 128, Basic earnings (loss) per share would have been $(3.67), $1.55, and $2.27 for 1994, 1995 and 1996, respectively.

                 (p)Reclassifications

                    Certain amounts as previously reported have been reclassified to conform to the current year presentation.




2.  Prepaid      Prepaid expenses and other current assets consist of
Expenses         the following:
     and Other
     Current     (in thousands)
Assets           December 31,                     1996         1995
                 Prepaid rent                    $     62     $   -
                 Prepaid fuel                         237        33
                 Prepaid insurance                  1,448     1,137
                 Deposits, primarily for aircraft     726       496
                 Prepaid other                         81        92
                                                 $  2,554    $1,758


3.  Property     Property and equipment consist of
and              the following:
     Equipment
                 (in thousands)
                 December 31,
                                                    1996     1995
                 Improvements to aircraft            2,350    2,210
                 Flight equipment, primarily        14,014   11,978
                    rotable spare parts
                 Maintenance and ground equipment    3,380    3,267
                 Computer hardware and software      1,464    1,178
                 Furniture and fixtures                296      272
                 Leasehold improvements                619      465
                                                    22,123   19,370
                 Less:  Accumulated depreciation     5,966    3,857
                    and amortization
                                                   $16,157  $15,513


4.  Intangible  Intangible assets consist of
     Assets        the following:

                (in thousands)
                December 31,                        1996       1995
                Goodwill                         $  3,173  $  3,172
                Slots                                 350       350
                Deferred financing costs              270        77
                                                    3,793     3,599
                Less:  Accumulated                    911       735
                   amortization
                                                 $  2,882  $  2,864

                On December 1, 1995, the Company transferred its rights with respect to five of the Company's eighteen landing slots at Westchester County Airport (White Plains, NY) to United. In accordance with the agreement, the Company received cash and certain slot leases at LaGuardia airport from United. The Company recognized a gain of approximately $177,000 from the sale of the five slots, which is reflected as other income in the accompanying statement of operations for the year ended December 31, 1995.

5.  Accrued        Accrued liabilities consist of
                   the following:
   Liabilities
                (in thousands)
                December 31,
                                                    1996       1995
                Accrued payroll and employee       $  4,929  $  4,554
                   benefits
                Air traffic liability                 2,703     2,690
                Interest                                 13        99
                Aircraft rents                          564       583
                Reservations and handling             2,454     2,155
                Engine and airframe overhaul          3,311     2,242
                   costs
                Fuel                                  1,196       831
                Other                                 2,206     2,967
                                                   $ 17,376  $ 16,121

6.  Debt        On  November 1, 1995, the Company entered into a  line
                of credit agreement with a financial institution which, based on a specified percentage of outstanding interline receivables (financing base), provides for borrowings of up to $20 million. Interest is payable monthly at a rate of prime (8.25% at December 31, 1996) plus 1.25%. Under the terms of the line of credit agreement, at December 31, 1996, the Company's borrowing limit was approximately $8.6 million. There was no balance outstanding under the line of credit at December 31, 1995, or December 31, 1996. The line of credit is collateralized by interline receivables and general intangibles, and will expire on November
                1, 1998, or upon termination of the United Express marketing agreement whichever is sooner.

                Through  October 31, 1995, the Company had  a  line  of
                credit arrangement with a financial institution which, based on a specified percentage of outstanding interline receivables (financing base), provided for borrowings of up to $17 million. Interest was payable monthly at a rate of prime (8.5% at December 31, 1994) plus 2.0%. The weighted average interest rate for the year ended December 31, 1994 was 9.13%. At December
                31, 1994, the Company's available borrowing was approximately $3,187,000 and the outstanding balance was approximately $6,357,000. The line of credit was collateralized by interline receivables, unprocessed tickets, inventories and equipment.

      Long-term debt consists of the following:
      (in thousands)
      December 31,                                   1996      1995
      Note payable to institutional lender, due
         October 1, 2000, principal and interest
         payable in monthly installments of             $776     $934
         $20,369 with interest at 10%,
         collateralized by engines

      Note payable to airport authority, due
         April 1, 2001, principal payable monthly
         with interest at 6.5% through March 31,         760      907
         1995 and prime plus 1.5% thereafter
         through maturity, collateralized by
         expendable parts inventory

      Note payable to institutional lender, due
         May 1, 1999, principal and interest
         payable in monthly installments of              520      695
         $20,734 with interest at 12%,
         collateralized by aircraft engines

      Note payable to institutional lender, due
         October 1, 1998, principal payable
         monthly with interest at 6.27%,                 466        -
         unsecured
      Note payable to institutional lender, due
         December 31, 1999, principal and
         interest payable in monthly installments        448      574
         of $14,026 with interest at 8%,
         collateralized by spare parts

      Note payable to other airline, due March
         31, 1998, principal payable in quarterly
         installments of $38,400 with interest at        192      346
         9%, collateralized by ground support
         equipment

      Note payable to institutional lender, due
         May 1, 1999, principal and interest
         payable in monthly installments of              253      339
         $10,112 with interest at 12%,
         collateralized by spare parts

      Note payable to institutional lender for
         two de-icing trucks, due March 1, 1998,
         principal and interest payable in               128      225
         monthly installments of  $9,469 with
         interest at 9%, collateralized by the
         trucks

      Note payable  to institutional lender, due
         October 1, 2000, principal and interest
         payable in monthly installments of              177      215
         $4,731 with interest at 10%,
         collateralized by spare parts

      Note payable to institutional lender, due
         March 12, 1996, principal and interest
         payable in monthly installments of                -       42
         $14,115 with interest at 8.5%,
         collateralized by spare parts

      Other                                                6      198
      Total                                            3,726    4,474
      Less:  Current Portion                           1,319    1,214
                                                      $2,407   $3,260


                On December 30, 1994, the Company entered into a $20 million financing agreement with JSX Capital Corporation ("JSX"), an affiliate of British Aerospace, Inc. ("BAI"). This arrangement included the conversion of an outstanding loan on a revolving credit facility of $10.0 million to equity, an additional $1.0 million cash equity investment, creation of a term loan facility in the amount of $4.0 million, issuance of redeemable convertible preferred stock of approximately $3.8 million, and a new revolving line of credit facility of $5.0 million.

                The $4.0 million convertible term loan was due October 31, 1999, with interest at prime plus 2%, payable monthly, except that through June 30, 1995, interest was deferrable and could be added to the principal balance, at the Company's option. The principal repayment consisted of 12 equal payments of principal (plus the pro rata portion of any unpaid interest) payable on April 30, July 31, and October 31 of the years 1996 through 1999. Any principal or interest unpaid as of October 31, 1999, could, at the option of JSX, be converted into common stock at $7.00 per share at any time thereafter until paid. The term loan was collateralized by the Company's fixed assets and accounts receivable. During 1995, the Company prepaid the balance in full at a discount which resulted in an extraordinary gain of $400,000.

                A total of 3,825 shares of Series A Redeemable Convertible Preferred Stock at $1,000 per share with liquidation preference of full face amount plus accrued and unpaid dividends was issued, resulting in total
                proceeds  of  $3,825,000.  The  shares  were  to   be
                redeemed by the Company at the end of 7 years. The shares may be redeemed earlier at the option of the
                Company.    The  Company  redeemed, at par, the Series
                A Redeemable, Convertible, Preferred Stock on March 29,
                1996.

                The Company did not borrow against the $5.0 million revolving credit facility during 1995 . On July 1, 1995, the maximum amount of the revolving credit facility was reduced to $2.5 million as specified in the original agreement. The Company never borrowed against the revolving credit facility and the Company terminated the facility in June 1996.

                During 1994, the Company entered into a revolving line of credit arrangement with JSX which allowed it to borrow a maximum of $10,000,000. Interest was payable monthly at rates ranging from prime plus 3% to prime plus 5% depending on the level of borrowings. This revolving line of credit arrangement was repaid by the Company issuing common and preferred stock in connection with the financing arrangement entered into on December 30, 1994.
                As of December 31, 1996, the portions of long-term debt due in the five subsequent years are as follows:

                (in thousands)
                1997                $  1,319
                1998                   1,161
                1999                     753
                2000                     427
                2001                      66
                                    $  3,726

                At December 31, 1996, the Company met all covenants associated with its debt and marketing agreements. In October 1996, the Company entered into an agreement to purchase the ACASNS Systems for $2.5 million to be financed by the supplier subsequent to year-end. The payments will be made in thirty-one installments on each installation for all aircraft in the Company's fleet.

7.  Obligations  The    Company    leases    certain    equipment for
Under           noncancellable  terms of more than one  year.  Interest
     Capital    rates  for these leases range from 8.0% to 19.45%.  The
 Leases         net  book  value of the equipment under capital  leases
                at  December  31,  1995, and 1996  is  $5,190,182,  and
                $5,187,298 respectively. The leases were capitalized at the present value of the lease payments.

                 At  December 31, 1996, the future minimum payments,  by
                year and in the aggregate, together with the present value of the net minimum lease payments, are as follows:

                 (in thousands)
                Year Ending December 31,
                 1997                                        $  1,762
                 1998                                           1,649
                 1999                                           1,541
                 2000                                             412
                 2001                                              94
                 Future minimum lease payments                  5,458
                 Amount representing interest                     695
                 Present value of minimum lease                 4,763
                payments
                 Less:  Current maturities                      1,497
                                                             $  3,266

8.  Operating    The  Company leases its principal administrative  and
     Leases flight facilities under operating leases expiring in 2004 with no options for renewal. Future minimum lease payments will average approximately $400,000 per year for a total of $2,800,000 through the end of the lease.

                The Company's lease agreements generally provide that the Company pay taxes, maintenance, insurance and other operating expenses applicable to leased assets. Operating lease expense was $40,312,627;
                $30,498,699;  and  $33,789,204 for  the  years  ended
                December 31, 1994, 1995 and 1996, respectively.

                Future minimum lease payments under noncancellable aircraft operating leases at December 31, 1996 are as follows:

                (in thousands)
                 Year ending December 31,
                 1997                                      $   28,924
                 1998                                          28,738
                 1999                                          28,738
                 2000                                          28,738
                 2001                                          28,738
                 2002 - 2006                                  122,814
                 2007 - 2011                                   60,452
                               Total minimum lease          $ 327,142
                payments

                 On  February  23, 1997, the Company entered  into  an
                agreement with AI(R) to acquire twelve new J-41 aircraft. Delivery of the twelve aircraft began in March 1997 and will continue through mid 1999 with five aircraft scheduled for delivery in 1997.

                On  January 28,  1997, the Company  announced  an
                agreement with Bombardier, Inc. to purchase twelve Canadair Regional Jets with options for thirty-six additional aircraft. The delivery schedule provides for the Company to take delivery of four aircraft in 1997 commencing in July. The remaining eight aircraft will be delivered during 1998. Under the terms of the agreement, the Company is required to make deposits with the manufacturer totaling $15.0 million on or before April 1, 1997. The Company deposited $4.0 million on January 9, 1997, and will execute a short term promissory note with the manufacturer for the remaining $11.0 million at 8% annual interest. The note on April 1, 1997 will be payable in full including accumulated interest, upon delivery of the first aircraft in July 1997.

9.  Stockholders'  Stock Option Plans
       Equity
                 The  Company  has  two  nonqualified  stock  option
                plans which provide for the issuance of options to purchase common stock of the Company to employees and directors of the Company. Under the plans, options are granted by the compensation committee of the board of directors and become exercisable over a three year period, commencing one year after the date of the grant.

                The Company has reserved 1,500,000 shares of common stock for issuance upon the exercise of options granted under the plan. The purchase price of the stock is 100% of its fair market value at the date of grant.

                 Stock option transactions were as follows:

                 Options outstanding, December 31,1993      709,105
                 Granted (at $2.875 to $8.25 per share)      69,000
                 Exercised (at $2.08 to $2.50 per share)    (22,080)
                 Canceled                                   (70,170)
                 Expired (at $2.08 to $2.50 per share)      (28,333)
                 Options outstanding, December 31, 1994     657,522
                 Granted (at $2.50 to $8.875 per share)     184,667
                 Exercised (at $2.08 to $9.75)              (31,941)
                 Canceled                                   (77,336)
                 Options outstanding, December 31,1995      732,912
                 Granted (at $6.375 to $16.125 per share)   397,500
                 Exercised (at $9.375 to $17.125)          (142,499)
                 Canceled                                   (29,501)
                 Options outstanding, December 31,1996      958,412
                 Exercisable at December 31, 1996           479,779
                 Available for grant at December 31,1996    324,757

                The exercise price of stock options at December 31, 1996, ranged from $2.08 to $16.125 per share with a weighted average exercise price and
                remaining  contractual  life  of  $10.25  and   7.5
                years, respectively.

                The estimated per share weighted average fair value of stock options granted during 1995 and
                1996 was $4.75 and $10.50, respectively, on the date of grant. A risk-free interest rate of 5.80% and 5.25% for 1995 and 1996, and a 135% and 240%
                volatility rate for 1995 and 1996, respectively, with an expected life of ten years for both 1995 and 1996, was assumed in estimating the fair value.

                The following summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

                                        1996           1995
                                   As      Pro      As      Pro
                                 Reported Forma   Reported  Forma

               Net Income       $19,158  $15,223   $12,902  $12,146

                 Primary
                earnings
                 per share         $2.14   $1.70    $1.44   $1.39

                 Fully diluted
                 earnings    per   $2.14   $1.70    $1.37   $1.29
                share

               Preferred Stock

                 The Board of Directors of the Company is authorized
                to provide for the issuance by the Company of preferred stock in one or more series and to fix
                the      rights,      preferences,      privileges,
                qualifications,   limitations   and    restrictions
                thereof, including, without limitation, dividend rights, dividend rates, conversion rights, voting
                rights,   terms   of  redemption   or   repurchase,
                redemption or repurchase prices, limitations or restrictions thereon, liquidation preferences and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock, and could decrease the amount of earnings and assets available for distribution to holders of
                common   stock.  In  addition,  any   issuance   of
                preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company.

                At December 31, 1995, and 1996, the Company had 5,000,000 shares of $.02 par value preferred stock authorized. 8,000 of those shares were designated in 1994 as Series A Cumulative Convertible Preferred Stock, of which 3,825 shares were issued as of December 31, 1995. These shares were issued in connection with a financing arrangement entered into by the Company on December 30, 1994 (see Note
                6).
                In January 1996, the Company's Board of Directors declared dividends of $334,688 on its Series A Cumulative Convertible Preferred Stock. This represents accrued dividends for the year ended December 31, 1995, in accordance with the financing arrangement entered into by the Company in December 1994 (see Note 6). The Company paid these dividends in February 1996. As of December 31, 1995, this amount was reflected in accrued liabilities in the accompanying financial statements.

                The Company redeemed $3.8 million in Series A Cumulative Convertible Preferred Stock on March 29, 1996. The preferred stock was issued to JSX in December 1994 as part of a $20 million financing agreement consisting of an equity investment and available borrowings. The preferred stock was convertible into common stock at the option of JSX at any time on or after September 15, 1997.

10. Employee Effective October 11, 1991, the Company established an Benefit Employee Stock Ownership Plan (the "ESOP") covering
       Plans    substantially  all  employees. For each  of  the  years
                1992  through  1995, the Company made contributions  to
                the  ESOP  which  were used in part to  make  loan  and
                interest  payments.  For the year  ended  December  31,
                1995,  the  Company  made  contributions  to  the  ESOP
                amounting  to $131,040.  No contribution  was  made  in
                1996.  Shares of common stock acquired by the ESOP  are
                to   be  allocated  to  each  employee  based  on   the
                employee's annual compensation.

                Effective January 1, 1992, the Company adopted a 401(k) Plan (the "Plan"). The Plan covers substantially all full-time employees who meet the Plan's eligibility requirements. Employees may elect a salary reduction contribution up to 17% of their annual compensation not to exceed the maximum amount allowed by the Internal Revenue Service.

                The  Company  may make a discretionary contribution  to
                the Plan each year; no such contribution was made by the Company for the year ended December 31, 1994. However, the Company did make contributions of $16,000 and $28,920 for the years ended December 31, 1995 and 1996, respectively.
                Effective October 1, 1994, the Plan was amended to require the Company to make contributions to the Plan for eligible pilots in exchange for certain concessions. These contributions are in excess of any discretionary contributions made for the pilots under the original terms of the plan. The contribution is 100% vested and equal to 3% of the first $15,000 of compensation plus 2% of compensation in excess of $15,000. The Company's contributions for the pilots shall not exceed 15% of the Company's adjusted net income before extraordinary items for such plan year. The Company's obligations to make contributions with respect to all plan years in the aggregate is limited to $2.5 million. Contribution expense was approximately $370,000 and $395,000 for 1996 and 1995 respectively.  No contribution was made for 1994.

                Effective June 1, 1995, the Plan was amended to allow the Company to make a discretionary matching contribution for non-union employees equal to 25% of salary contributions up to 4% of total compensation. Effective April 1, 1997, all eligible pilots will be included under the original terms of the Plan.

                In  addition  to  the  pilot 401(k),  the  Company  has
                profit sharing programs which result in periodic payments to all eligible employees. Compensation, which is based on attainment of certain performance and financial goals, was approximately $2.6 million and $1.2 million in 1996 and 1995, respectively.


11.  Income      The  provision  (benefit) for income taxes  includes
       Taxes    the following components:

                (in thousands)
                 Year  Ending  December  31, 1996    1995         1994
                 Federal and state:
                      Current              2,090       288          -
                      Deferred            (1,640)   (1,500)          -
                 Total provision(benefit) $  450  $(1,212)      $ -

                 A  reconciliation of income tax expense  (benefit)  for
                taxes on income at the applicable federal and state statutory income tax rates (35% federal statutory rate and 5% state statutory rate for 1994, 1995 and 1996) to the tax provision (benefit) recorded is as follows:

                (in thousands)
                 Year  ending  December 31,  1996       1995       1994
                 Income   tax   expense
                (benefit)                 $6,863     $4,092   $(8,798)
                    at statutory rate
                 Increase    (decrease)
                in tax
                  expense (benefit):
                         State   income
                taxes, net                   980        585   (1,257)
                of   federal benefit
                Change in valuation
                          reserve  for   (1,640)    (1,500)         -
                deferred tax asset
                Generation (utilization)
                            of     net   (5,811)    (4,677)    10,055
                operating loss
                        carryforward
                Alternative
                minimum tax expense           -        210         -
                ("AMT")
                      Other                    58         78      -
                 Income   tax   expense  $    450   $(1,212)  $   -
                (benefit)

                 Deferred   income   taxes   result   from   temporary
                differences which are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than for financial reporting.

                 The  following is a summary of the Company's  deferred
                income taxes as of December 31, 1996, and 1995:

                 (in thousands)
                 December 31,
                                                1996         1995

                Deferred tax assets:
                      Engine overhaul              $1,324        $897
                reserve
                      Intangible assets             1,195       1,396
                      Net operating                     -       5,840
                loss carryforward
                      Restructuring                     -         204
                accrual
                      Revenue valuation             1,362       1,443
                reserves
                      Reserve for bad                 265         436
                debts
                      Alternative
                minimum tax                          661         244
                        credit
                carryforwards
                      Other                           358         330
                                                    5,165      10,790
                 Valuation allowance                    -      (7,667)
                 Net deferred tax                   5,165       3,123
                assets
                 Deferred tax
                liabilities:
                     Depreciation                 (1,935)      (1,438)
                     Preoperating costs              (90)        (185)

                          Total                  (2,025)      (1,623)
                deferred tax
                liabilities
                 Net deferred income               $3,140      $1,500
                taxes

                 The valuation allowance established in 1995 was
                eliminated in 1996 as the Company believes that the future realization of the deferred tax asset is more likely than not.

                 The  Tax  Reform  Act of 1986 enacted an  alternative
                minimum  tax system, generally effective for  taxable
                years   beginning  after  December  31,  1986.    The
                Company  is  subject to alternative  minimum  tax  of
                approximately  $1.1  million  for  the   year   ended
                December 31, 1996. This amount of AMT tax in excess of regular tax may be utilized as a credit carryover
                against  income tax payable in future  periods.   The
                Company   has   alternative   minimum   tax    credit
                carryforwards available of approximately $661,000 at December 31, 1996.


12.             Aircraft
 Commitments
                 As  of February 23, 1997, the Company entered into  an
                agreement in principle with AI(R) to acquire twelve new J-41 aircraft. Delivery of the twelve aircraft is to began in March 1997 and will continue through mid
                1999.   In  1997  five  aircraft  are  scheduled   for
                delivery.

                On January 28, 1997, the Company announced its decision to acquire twelve CRJs from Bombardier, Inc. with the option to acquire an additional thirty-six jets. Deliveries are scheduled to begin as early as July 1997 with revenue passenger service expected to begin in the Fall. Four jets are scheduled for delivery in 1997 and eight in 1998. The CRJ is a fifty seat passenger twin engine aircraft designed to serve medium-range and small markets. The Company is currently working with its marketing partner, United Airlines, in an effort to incorporate the regional jets into its existing United Express product.

                The Company is exploring various third party lease financing arrangements for the aircraft. However, the Company has backup lease financing arrangements or sufficient financing support with the manufacturer such that the Company believes it will be able to acquire the aircraft at competitive rates.

                 Brasilia Options

                 The  Company  acquired options to purchase ten  Brasilia
                aircraft at a total purchase price of approximately $68 million as part of the ACA acquisition in 1991. This agreement was amended during 1992 and delivery dates
                were   extended  through  October  1995.   The   Company
                assigned  a value of $6 million to these options.  These
                options   were  charged  to  expense  during   1994   in
                connection  with the Company's restructuring  plan  (see
                Note 13).

                 Employment Agreements

                In October 1995, the Company executed an amended employment agreement with its President and Chief Executive Officer . The agreement is effective through October 1998 after which it will extend automatically for successive twelve-month periods unless either party terminates it upon 60 days notice. The Company will pay the President and Chief Executive Officer a specific annual salary subject to annual review and adjustment. The officer is also eligible to participate in the Company's incentive bonus and stock option plans.

                 Maintenance Facility

                The Company has also begun to address the need for expanding its facilities due to the planned increase in fleet size. The Company intends to build or lease a hangar facility of approximately 85,000 square feet for planned occupancy during 1998 large enough to consolidate its future maintenance operations. The final site has not been determined but the Washington-Dulles location is the leading contender for the new maintenance facility due to the existence of the Company's hub operation. The Company has applied to Loudoun County, VA for a tax exempt bond issuance facility in the amount of $11.0 million to finance the proposed facility.


13. In 1994 the Company commenced a major restructuring Restructuring plan. The basis of the plan was to simplify the
       Charges fleet by eliminating the EMB-120 and Dash-8 aircraft fleets in conjunction with the elimination of unprofitable routes, the consolidation of maintenance bases and other cost saving measures.

                As of December 31, 1995, the Company's restructuring plan regarding the elimination of the EMB-120 aircraft is complete. All aircraft were returned as of December 31, 1994, and all spare parts were delivered as of the end of the second quarter 1995. In the second quarter 1994 the Company reserved approximately $2.2 million including $0.4 million in unamortized financing credits for EMB-120 restructuring, and $6.0 million related to EMB-120 purchase options.

                For the full year 1995 the Company paid approximately $1.9 million against remaining reserves as of December 31, 1994, for a total of $2.6 million since the reserves were established in 1994. These payments also included return condition payments to British Aerospace for J-31 aircraft received from WestAir. The Company received net proceeds from WestAir during 1995 of $2.1 million representing proceeds for spare parts and J-31 return condition payments, offset by EMB-120 return condition payments due WestAir.

                There  are no remaining reserves related to restructuring.

                As of December 31, 1995, the Company's restructuring plan regarding the elimination of the Dash-8 aircraft was substantially complete. All aircraft were returned as of the end of the first quarter 1995, and all spare parts were delivered as of the end of the second quarter 1995. In the third and fourth quarters of 1994 the Company reserved
                approximately    $5.4    million     for       Dash-8
                restructuring.

                For the full year 1995 the Company paid $4.0 million net of reimbursements from United against remaining reserves as of December 31, 1994, for a total of $4.3 million since the reserves were established in 1994. The Company also reversed excess reserves of $0.5 million related to pilot requalification and engine overhaul reserves.

                The Company received approximately $2.6 million from United consisting of excess return condition payments and reimbursements for Dash-8 maintenance and spare parts repair costs previously paid for by the Company.

                The  Company concluded  the accounting for  the  EMB-
                120 restructuring plan as of December 31, 1995 and the Dash-8 restructuring plan as of June 30, 1996. There are no remaining reserves related to restructuring.


14.  Litigation  The   Company  is  a  party  to  routine  litigation
                 incidental to its business, none of which is likely to have a material effect on the Company's financial position. As of March 20, 1997, the Company had no FAA proposed civil penalties pending.

                 The Company is a party to an action pending in the United States District Court for the Southern
                 District of Ohio known as Peter J. Ryerson, administrator of the estate of David Ryerson, v. Atlantic Coast Airlines, Case No. C2-95-611. This action is more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The Company believes that all claims resulting from this litigation remain fully covered under the Company's insurance policy. On March 10, 1997, the Court granted Plaintiff's motion to the effect that liability would not be limited to those damages available under the Warsaw Convention. As of March 21, 1997, the matter has not been set for trial.

                 The Company is in litigation with AMFA over the issue of whether AMFA has a right to strike prior to the exhaustion of mediation pursuant to the Railway Labor Act. The legal issue arose over the Company's imposition of certain unilateral work rule changes during the period between union certification and an initial collective bargaining agreement. AMFA objected to this action, but the U.S. District Court for the Southern District of New York, on December 14, 1995, ruled in favor of the Company, declining to render AMFA's requested declaratory judgment and expressly stating that AMFA was prohibited from striking at that time. In Aircraft Mechanics Fraternal Association v. Atlantic Coast Airlines, 5 F.3d 90, the U.S. Court of Appeals for the Second Circuit affirmed the District Court's ruling. AMFA subsequently petitioned again to the U.S. Court of Appeals for the Second Circuit to consider the issue, not previously addressed by the Court, that the company's actions, while legal, should allow AMFA to engage in self-help, including the right to strike. The Second Circuit heard oral arguments on this matter in January 1997 and the parties are awaiting its decision.


15.  Related     The  Company paid approximately $42,500 and  $25,000
 Party           for  the  years  ended December 31, 1994  and  1995,
                 respectively, in consulting fees to The Acker Group,
 Transactions    a   Company   owned   by  one   of   the   Company's
                 officers/stockholders. The agreement under which the fees were paid ended as of February 1995.


16.  Financial   In  December 1995, the Company adopted Statement  of
                 Financial  Accounting Standards No. 107, "Disclosure
 Instruments     of  Fair Value of Financial Instruments" (SFAS 107).
                 SFAS  107 requires the disclosure of the fair  value
                 of  financial instruments; however, this information
                 does  not represent the aggregate net fair value  of
                 the  Company.  Some  of  the  information  used   to
                 determine fair value is subjective and judgmental in
                 nature;  therefore, fair value estimates, especially
                 for   less  marketable  securities,  may  vary.  The
                 amounts actually realized or paid upon settlement or maturity could be significantly different.

                 Unless quoted market price indicates otherwise, the fair values of cash and cash equivalents generally approximate market because of the short maturity of these instruments. The Company has estimated the fair value of long-term debt based on quoted market prices for similar loans. The estimated fair value of the redeemable preferred stock was obtained by consulting with the holder which is knowledgeable in the valuation of such a financial instrument.





                  The estimated fair values of the Company's financial
                 instruments, none of which are held for trading purposes, are summarized as follows (brackets denote liability):

                  (in thousands)
                                           December 31,     December 31,
                                             1996             1995
                                           Estimated       Estimated
                                           Carrying        Carrying
                                              Fair           Fair
                                        Amount    Value  Amount    Value
              Cash and cash           $21,470   $21,470   $8,396   $8,396
               equivalents
              Long-term debt
               (excludes capital lease (3,726)   (3,912)  (4,474)  (4,275)
                 obligations)

                  Redeemable preferred         -       -    3,825   4,160
                 stock


17.  Supplemental
       Cash Flow
                  Year ended           1996        1995        1994
Information      December 31,
                  (in thousands)
                  Supplemental
                 disclosures of
                 cash flow
                 information:
                     Cash paid       $   883       $1,804   $1,967
                    during the         1,319          190        -
                    period:
                                 -
                 Interest
                                 -
                 Income taxes

                  The   following   noncash  investing   and   financing
                 activities took place in 1994, 1995 and 1996:

                 In 1994 the Company acquired approximately $2,485,000 in rotable parts under capital lease obligations and by the issuance of notes. These purchases were financed by suppliers.

                 In 1995 the Company acquired approximately $2,250,388 in rotable parts under capital lease obligations and by issuing notes. These purchases were financed by suppliers.

                 In  December  1995  the Company accrued  dividends  of
                 $334,688   on  its  Series  A  Cumulative  Convertible
                 Preferred Stock (see Note 9).

                 In 1996, the Company acquired approximately $1,194,569 in rotable parts, ground equipment, telephone system upgrades and Director's and Officer's Liability Insurance under capital lease obligations and by issuing notes. These purchases were financed by suppliers and outside lenders.


          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                    ON FINANCIAL STATEMENT SCHEDULE











































                                                            Schedule II

             ATLANTIC COAST AIRLINES, INC. AND SUBSIDIARY

                   VALUATION AND QUALIFYING ACCOUNTS

(in thousands)
                                           Charged
                                Balance       to                 Balance
         DESCRIPTION              at        Costs                 at End
                                Beginning    and     Deduction   of Year
                                          Expenses
                                of Year
Year ended December 31, 1996
     Allowance for               $550       $387       650         $287
uncollectible accounts

Year ended December 31, 1995
     Allowance for               $321       $229        -          $550
uncollectible accounts

Year ended December 31, 1994
     Allowance for                $96       $225        -          $321
uncollectible accounts