Form 10-K/A
period 1996-12-31
ATLANTIC COAST AIRLINES INC
filed 1997-04-01
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
AMENDMENT NUMBER 2

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
10-13


Introductory Statement

The following is being filed to amend the Company's Annual Report on Form 10-K for the year ended December 31, 1996 to add to the Form 10-K the attached Exhibit 10.40.







SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





						ATLANTIC COAST AIRLINES, INC.



April 1, 1997				By:	/S/ Paul H. Tate

							Paul H. Tate
							Senior Vice President and
						Chief Financial Officer


April 1, 1997				By: 	/S/ Kerry B. Skeen
							Kerry B. Skeen
							President and Chief
						Executive Officer