Form 10-Q
period 1997-03-31
ATLANTIC COAST AIRLINES INC
filed 1997-05-15
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                    Yes   X        No

As of April 30, 1997, there were 8,508,245 shares of common stock, par value $.02 per share, outstanding.

              Page 1 of 19 sequentially numbered pages









PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements
                                       Atlantic Coast Airlines, Inc.
                                                      and Subsidiary
                                         Consolidated Balance Sheets
(In thousands except for share data and par      March 31,  December 31,
values)                                            1997            1996
                                                (Unaudited)
Assets
Current:
    Cash and cash equivalents                    $15,927     $21,470
    Accounts receivable, net                      17,181      15,961
    Expendable parts and fuel inventory,           1,731       1,759
net
    Prepaid expenses and other current             3,394       2,554
assets
      Total current assets                        38,233      41,744
Property and equipment, net of accumulated
depreciation and amortization                     16,362      16,157
Preoperating costs, net of accumulated                268         225
amortization
Intangible assets, net of accumulated               2,804       2,882
amortization
Deferred tax asset                                 3,140       3,140
Aircraft deposits and other assets                 4,370         610
      Total assets                               $65,177     $64,758
Liabilities and Stockholders' Equity
Current:
    Accounts payable                              $3,741      $3,770
    Current portion of long-term debt              1,335       1,319
    Current portion of capital lease               1,507       1,497
obligations
    Accrued liabilities                           16,988      17,376
      Total current liabilities                   23,571      23,962
Long-term debt, less current portion               2,072       2,407
Capital lease obligations, less current            2,941       3,266
portion
Other liabilities                                  1,151         486
      Total liabilities                           29,735      30,121
Stockholders' equity:
Preferred Stock, $.02 par value per share;
shares authorized 4,992,000; no shares
issued or outstanding in 1997 or 1996                  -           -
Common stock: $.02 par value per share;
shares authorized 15,000,000; shares issued
8,520,745 in 1997 and 8,498,910 in 1996              170         170
Class A common stock: nonvoting; par value;
$.02 stated value per share; shares
authorized 6,000,000; no shares issued or              -           -
outstanding
Additional paid-in capital                         37,791      37,689
Less: Common stock in treasury, at cost,            (125)        (125)
12,500 shares
Accumulated deficit                              (2,394)      (3,097)
      Total stockholders' equity                  35,442      34,637
      Total liabilities and stockholders'        $65,177     $64,758
equity
  See accompanying notes to the consolidated financial statements.


                                     Atlantic Coast Airlines, Inc.
                                                    and Subsidiary
                             Consolidated Statements of Operations
                                                       (Unaudited)
Three months ended March 31,
(In thousands except for earnings per share data)      1997       1996
Operating revenues:
  Passenger                                         $40,500    $37,131
  Other                                                 614        726
     Total operating revenues                        41,114     37,857

Operating expenses:
  Salaries and related costs                         11,596     10,652
  Aircraft fuel                                       4,325      3,694
  Aircraft maintenance and materials                  3,745      3,661
  Aircraft rentals and landing fees                   8,319      7,959
  Traffic commissions and related fees                6,347      6,052
  Depreciation and amortization                         720        641
  Other                                               5,025       4,343
  Restructuring reversals                                 -       (263)
     Total operating expenses                        40,077     36,739

Operating income                                      1,037      1,118

Other income (expense):
  Interest expense                                     (190)      (244)
  Interest income                                       145         23
  Other income (expense)                                 (4)         1
Total other expense                                     (49)      (220)

Income before income tax provision                      988        898
Income tax provision                                    285         36

Net income                                             $703       $862

Earnings per common and common equivalent shares:
              -primary                                 $0.08      $0.10
              -fully diluted                           $0.08      $0.10
Weighted average common and common equivalent
      shares:
              -primary                                 9,042      8,910
              -fully diluted                           9,049      8,994
 See accompanying notes to the consolidated financial statements.


                                       Atlantic Coast Airlines, Inc.
                                                      and Subsidiary
                               Consolidated Statements of Cash Flows
                                                         (Unaudited)

Three months ended March 31,
(In thousands)                                       1997        1996
Cash flows from operating activities:
   Net income                                             $703        $862
   Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                         720         641
     Provision for uncollectible accounts                   30          15
     Amortization of finance costs                     13           -
     Amortization of deferred credits                 (21)          -
     Loss on disposal of fixed assets                  38           -
      Changes in operating assets and
liabilities:
       Accounts receivable                         (1,250)     (2,737)
       Expendable parts and fuel inventory             28         (19)
       Prepaid expenses and other current            (840)       (545)
assets
       Preoperating costs                            (101)           -
       Accounts payable                               (29)       (560)
       Accrued liabilities                           (388)         653
Net cash used in operating activities              (1,097)     (1,690)
Cash flows from investing activities:
   Purchase of property and equipment                (850)       (246)
   Increase in deposits                            (3,760)           -
Net cash used in investing activities              (4,610)       (246)
Cash flows from financing activities:
   Payments of long-term debt                        (319)       (323)
   Payments of capital lease obligations             (325)       (200)
   Net increase in lines of credit                      -           16
   Decrease (increase)in intangible assets             20         (41)
   Increase in deferred credits                       686            -
   Proceeds from exercise of stock options            102          110
   1995 cumulative preferred dividends paid in          -        (335)
1996
   Redemption of Series A cumulative
convertible            preferred stock
                                                        -      (3,825)
Net cash provided by (used in) financing               164     (4,598)
activities
Net decrease in cash and cash equivalents          (5,543)     (6,534)
Cash and cash equivalents, beginning of period     21,470        8,396
Cash and cash equivalents, end of period          $15,927       $1,862
    See accompanying notes to the consolidated financial statements.

            ATLANTIC COAST AIRLINES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Information as of March 31, 1997, and for the three months ended
                    March 31, 1997, is unaudited)


1.   BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Atlantic Coast Airlines, Inc. ("ACAI") and its subsidiary, Atlantic Coast Airlines, (together, the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and all other adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the three month period presented are not necessarily indicative of the results to be expected for the year ending December 31, 1997. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                               March 31, December 31,
(In thousands)                                     1997         1996

Improvements to aircraft                         $2,366       $2,350
Flight equipment, primarily rotable parts        14,113       14,014
Maintenance and ground equipment                  3,399        3,380
Computer hardware and software                    1,592        1,464
Furniture and fixtures                              359          296
Leasehold improvements                            1,113          619
                                                 22,942       22,123
Less:  Accumulated depreciation and
amortization                                      6,580        5,966
                                                $16,362      $16,157
3.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:
                                             March 31,   December 31,
(In thousands)                                   1997           1996

Accrued payroll and benefits                   $5,909         $4,929
Air traffic liability                           1,990          2,703
Reservations and handling                       1,828          2,454
Engine overhaul costs                           2,997          3,311
Fuel                                              797          1,196
Other                                           3,467           2,783
                                              $16,988        $17,376


4.  INCOME TAXES

The Company's effective tax rate for the first quarter of 1997 was approximately 29%. This estimated effective tax rate is lower than the statutory rate due to revisions of income estimates and permanent differences. The Company expects that in future periods the estimated effective tax rate will more closely approximate the statutory rate for state and federal taxes.





















ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

                   First Quarter Operating Results
                                                             Increase
                                                            (Decrease)

Three months ended March 31,                1997      1996   % Change

Revenue passengers                       299,019   299,574     (0.2%)
Revenue passenger miles ("RPMs")          73,241    72,752      0.7%
(000's)
Available seat miles ("ASMs")            186,893   173,755      7.6%
(000's)
Passenger load factor                      39.2%     41.9%    (2.7 pts)
Break-even passenger load factor 1        38.2%      40.9%    (2.7 pts)
Average yield per RPM (cents)               55.3      51.0      8.4%
Average passenger fare                   $135.44   $123.94      9.3%
Operating revenue per ASM (cents)           22.0      21.8      1.0%
Operating cost per ASM (cents) 2            21.4      21.3      0.5%
Revenue departures                       33,136     31,534      5.1%
Revenue block hours                       41,551    38,857      6.9%
Average passenger trip length                245       243      0.8%
(miles)
Aircraft utilization (block hours)           9.4       9.7     (3.1%)



Aircraft in service at May 15:               1997      1996

  British Aerospace Jetstream-32 ("J-          29        29
32")
  British Aerospace Jetstream-41 ("J-          31        27
41")

 Total aircraft                                60        56









Comparison of three months ended March 31, 1997, to three months ended March 31, 1996.

General

           In the first quarter of 1997 the Company posted a profit of $0.7 million compared to a profit of $0.9 million for the first quarter 1996. The Company's first quarter 1997 results reflect a provision for income taxes which more closely approximates statutory rates as compared to the first quarter 1996 which contained an immaterial provision for income taxes due to the existence of a net operating loss carryforward.

          Operating results in the first quarter of 1997 reflected the Company's ability to manage operations while expanding service. During the quarter, the Company experienced increases in yield as well as a reduction in break-even load factor. These results were further strengthened by improvements in yield management, marketing, and a generally improved economic environment for airlines.

Results of Operations

           In the first quarter of 1997 the Company earned net income of $0.7 million or $0.08 per fully diluted share compared to net income of $0.9 million or $0.10 per fully diluted share in the first quarter 1996. During the first quarter of 1997 the Company generated operating income of $1.0 million compared to $1.1 million for the first quarter of 1996. However, results for the first quarter of 1996 included a reversal of excess restructuring reserves of $0.3 million.

           Unit revenue (operating revenue per ASM) increased by 1.0% to 22.0 cents offset by an increase in unit costs (operating cost per
ASM) of 0.5% to 21.4 cents. A 7.6% increase in available seat miles over the year earlier level, which resulted primarily from the increased number of aircraft in service, contributed to a 2.7 point decrease in passenger load factor. However, this was matched by a 2.7 point decrease in break-even load factor which was 38.2% in the first quarter of 1997 compared to 40.9% in the first quarter of 1996 as a result of improvements in the Company's yield.

Operating Revenues

           The Company's operating revenue increased 8.6% to $41.1 million in the first quarter 1997 compared to $37.9 million in the first quarter of 1996. The increase resulted from a 7.6% increase in ASMs and an 8.4% increase in yield per revenue passenger mile to 55.3 cents compared to 51.0 cents in the first quarter 1996. Completion factor improved 7.4 points to 95.7% in the first quarter 1997 compared to 88.3% in the first quarter of 1996. Offsetting this increase was a
2.7 point decrease in load factor quarter over quarter. Total passengers were comparable to 1996 levels showing a slight decline of 0.2% on a quarter over quarter basis.

           Average passenger fare increased as a result of the Company's improved yield management and the effect of fare increases. Management believes that recent industry fare increases resulted in part from the temporary expiration of the U.S. transportation tax on two separate occasions. During the periods January 1, 1996 through August 26, 1996, and January 1, 1997 through March 6, 1997, the federal statute authorizing the ticket tax had expired. The Company discontinued the collection of the ticket tax during these periods consistent with industry practice. The amount of increase in revenue due to the expirations of the ticket tax cannot be determined, nor can the impact on revenue which resulted from the subsequent reinstatements. The ticket tax is scheduled to expire again on September 20, 1997. Recent indications are that the ticket tax will continue in some form, although it is possible that the ticket tax could be modified or replaced with a user fee. Such a change, if adopted, could affect the Company's overall exposure to these fees.

Operating Expenses

          The Company's operating expenses increased 9.1% in the first quarter of 1997 compared to the first quarter of 1996 due primarily to a 7.6% ASM increase; passenger related costs (traffic commissions and related fees, which decreased as a percent of revenue) associated with an 8.4% increase in yield; increased pilot wages due to a 6.9% increase in block hours; additional aircraft rent expense resulting from the addition of two J-41 aircraft; and a 17.1% increase in the total cost of fuel. In the first quarter of 1996 operating expenses included a reversal of excess restructuring reserves of $0.3 million.








           An unaudited summary of operating expenses as a percentage of operating revenues and operating cost per ASM for the three months ended March 31, 1997, and 1996 is as follows:

                                          1997               1996
                                     Percent  Cost     Percent   Cost
                                        of    per         of     per
                                  Operating   ASM    Operating    ASM
                                    Revenues  (cents)  Revenues (cents)

  Salaries and related costs           28.3%     6.1     28.0%      6.1
  Aircraft fuel                        10.5%     2.3      9.8%      2.1
  Aircraft maintenance and              9.1%     2.0      9.7%      2.1
 materials
  Aircraft rentals and landing fees    20.2%     4.5     21.0%      4.6
  Traffic commissions and related      15.4%     3.4     16.0%      3.5
 fees
  Depreciation and amortization         1.8%      .4      1.7%       .4
  Other                                12.2%     2.7     11.5%      2.5
  Restructuring charge reversals           -       -      (.7%)    (.2)

     Total                             97.5%    21.4     97.0%     21.1


           Salaries and related costs were $11.6 million in the first quarter of 1997, an increase of 8.9% compared to $10.7 million for the same period in 1996. The increased expenses are largely a result of additional flight crew hours and ground personnel to support a 6.9% increase in block hours, and contractual wage increases for pilots and flight attendants effective March 1, 1997, and May 1, 1996.

           Aircraft fuel expense was approximately $4.3 million in the first quarter of 1997, an increase of 17.1% compared to $3.7 million for the same period in 1996. The increase in fuel expense resulted from a 9.5% increase in fuel price per gallon as well as a 6.9% increase in block hours. Aircraft fuel prices fluctuate with a variety of factors, including the price of oil, and future increases or decreases cannot be predicted with a high degree of certainty. There can be no assurance that further increases will not adversely affect the Company's operating costs. However, during the latter half of the first quarter of 1997 the price of fuel moderated to levels more closely reflecting 1996 prices.

           Aircraft maintenance and materials expense was unchanged at $3.7 million in the first quarter of 1997, compared to $3.7 million for the same period in 1996. During the first quarter of 1997 the
Company recognized credits of approximately $0.4 million for manufacturer penalties related to engine overhauls and dispatch reliability. Offsetting this was increased maintenance related to the addition of two J-41 aircraft and the expiration of warranty coverage for certain aircraft.

           Aircraft rentals and landing fees were $8.3 million in the first quarter of 1997, an increase of 4.5% compared to $8.0 million for the same period in 1996. The increase resulted from rent and landing fees associated with two additional J-41 aircraft delivered during the first quarter of 1997, as well as increased landing fee rates at certain of the airports the Company serves.

           Traffic commissions and related fees were $6.3 million in the first quarter of 1997, an increase of 4.9% compared to $6.1 million for the same period in 1996. The increase was primarily due to a 9.1% increase in passenger revenue and contractual rate increases in program fees paid to United Airlines, Inc. ("United").

           Depreciation and amortization was $0.7 million in the first quarter of 1997, an increase of 12.3% compared to $0.6 million for the same period in 1996. The increase resulted primarily from the acquisition of rotable spare parts associated with additional aircraft, ground equipment, improvements to aircraft, facility leasehold improvements, and other capital expenditures since the first quarter of 1996.

           Other operating expenses were $5.0 million in the first quarter of 1997, an increase of 15.7% compared to $4.3 million for the same period in 1996. The lower figure for the first quarter of 1996 reflected reversals of prior period accruals for denied boarding compensation and passenger claims expense of $0.4 million and a manufacturer credit of $0.2 million. In the first quarter of 1997 facility rentals and ground handling expenses increased $0.3 million partially offset by reduced glycol expense of $0.2 million resulting from the relatively mild winter weather in 1997.

           As a result of the foregoing components, total operating expenses were approximately $40.1 million in the first quarter of 1997, an increase of 9.1% compared to $36.8 million for the same period in 1996. Total ASMs increased 7.6% quarter over quarter and the cost per available seat mile increased slightly from 21.3 cents in the first quarter of 1996 to 21.4 cents in the first quarter of 1997.

           The Company's effective tax rate for the first quarter of 1997 was approximately 29%. This estimated effective tax rate is lower than the statutory rate due to revisions of income estimates and permanent differences. The Company expects that in future periods the estimated effective tax rate will more closely approximate the statutory rate for state and federal taxes.

Outlook

          This Outlook section and the Liquidity and Capital Resources section below contain forward-looking statements. The Company's actual results may differ from the results discussed in forward-looking statements. Factors that could cause the Company's future results to differ materially from the expectations described here include the extent to which the Company's operation of Canadair Regional Jet Series 200 ER ("CRJ") is coordinated with the Company's code sharing relationship, the response of the Company's competitors to the Company's business strategy, the ability of the Company to obtain favorable financing terms for its aircraft, market acceptance of the new service (including jet service), routes and schedules offered by the Company, the cost of fuel, the weather, satisfaction of regulatory requirements, and the factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

           A central element of the Company's business strategy is expansion of its aircraft fleet. The Company has commitments to acquire twelve 50-seat CRJs from July 1997 through 1998, and twelve 29-seat J-41 aircraft during the period March 1997 through mid-1999. The introduction of these aircraft, particularly the CRJs, will expand the Company's business into new markets. In general, introduction of new markets into the Company's route system results, at least in the short-term, in operating expenses that may not be matched by increases in operating revenues.

           In order to operate the CRJs under the "United Express" name, the Company must obtain United's consent under the marketing and related agreements between the Company and United (the "United Express Agreements"). The Company has sought United's consent, and is awaiting United's response regarding incorporating the CRJs into its existing United Express product. While the Company's fleet currently operates only under the "United Express" name, the Company believes that it will be able to operate CRJs successfully regardless of whether such operation is under the United Express Agreements. Nonetheless, the Company believes that its results of operations could be substantially less favorable unless the CRJs are operated under the United Express Agreements.

          The Company must complete several training, operational, and administrative requirements before commencing CRJ service. The Company expects that it will be able to satisfy such requirements prior to the anticipated in-service date of the first aircraft. The Company has not previously operated jet aircraft but will operate these aircraft under the same FAA regulatory requirements as its current fleet of aircraft. The Company believes that the market will support the new routes and schedules which the Company's expanded fleet will enable it to implement. In addition, the Company expects that its customers will find the new CRJs acceptable for relatively longer flights, enhancing the Company's ability to compete in a broader geographic market.

           The Company will incur significant expenses in its fleet expansion program. Under the Company's contracts to acquire CRJs, the Company is required to make deposits with the manufacturer totaling $15.0 million. The Company deposited $4.0 million on January 9, 1997, and on April 1, 1997 executed a short term promissory note with the manufacturer for the remaining $11.0 million at 8% annual interest due July 15, 1997. The Company believes that it will be able to pay or refinance this obligation on or before the maturity date.

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

            The Airline Pilots Association ("ALPA") collective bargaining agreement was amended on February 26, 1997 and is effective for three years. The new contract modifies work rules to allow more flexibility, includes regional jet pay rates, and transfers pilots into the Company's employee benefit plans. The Company believes that the incremental cost as a result of the amendments to the contract will not have any material effect over the life of the agreement.

            On March 11, 1994, the Aircraft Mechanics Fraternal Association ("AMFA") was certified by the National Mediation Board (the "NMB") as the collective bargaining representative elected by mechanics and related employees of the Company. As of March 1, 1997, AMFA represented 120 of the Company's employees. The Company and AMFA have been attempting to negotiate an initial contract under federal mediation since December 1994. As of May 12, 1997, the Company and AMFA are continuing to negotiate the terms of an initial contract. If at some point, the NMB should decide that the parties are deadlocked, the NMB could declare an impasse along with a thirty day cooling off period. At the conclusion of that period if an agreement has not been reached, AMFA would have the authority to use self help, up to and including the right to strike. The Company and AMFA are also engaged in litigation, which is more fully described in Item 3, "Legal Proceedings," below. If that litigation were resolved in AMFA's favor, AMFA would be in a position to use self help, even if the NMB does not declare an impasse.

           The Company's contract with the Association of Flight Attendants ("AFA") became amendable on April 30, 1997. As of May 15, 1997, negotiations regarding the amendment of this contract have not been scheduled. The Company expects to continue operating under the terms of the existing agreement until new terms are negotiated.

Liquidity and Capital Resources

          During the first quarter of 1997, net cash used in operating activities was $1.1 million compared to $1.7 million for the same period in 1996. Net cash used in operating activities resulted primarily from changes in operating assets and liabilities discussed below.

           Accounts receivable increased $1.2 million to $17.2 million at March 31, 1997 compared to $16.0 million at December 31, 1996. The increase was primarily attributable to the increased passenger ticket receivables resulting from $14.8 million in passenger revenues in March 1997 compared to $13.1 million in December 1996.

           Prepaid expenses and other current assets increased $0.8 million to $3.4 million at March 31, 1997 compared to $2.6 million at December 31, 1996. The increase resulted from the timing of payments for aircraft rent, wages, and aircraft insurance.

          Accrued liabilities decreased $0.4 million at March 31, 1997 compared to $17.4 million at December 31, 1996. The decrease resulted from a reduction in reserves related to passenger ticket billings and reduced fuel accruals offset by accruals for increased wages and station expenses.

           Net cash used in investing activities was $4.6 million during the first quarter of 1997 compared to $0.2 million for the same period in 1996. The net use of cash during the first quarter of 1997 was primarily attributed to a $4.0 million deposit made in January 1997 for the acquisition of CRJs.

           Net cash provided by financing activities was $0.2 million during the first quarter of 1997 compared to net cash used in financing activities of $4.6 million for the same period in 1996. In the first quarter of 1996 the Company redeemed $3.8 million in Series A cumulative convertible preferred stock and paid the 1995 cumulative preferred dividend of $0.3 million. During the first quarter of 1997 the Company received $0.7 million in rent concessions related to new office space and made payments of $0.6 million on long term debt and capital lease obligations.

     Other Financing

           The Company has an asset-based lending agreement with a financial institution that provides the Company with a line of credit of up to $20.0 million. Borrowings under the line of credit can provide the Company a source of working capital until proceeds from ticket coupons are received. The line is collateralized by all of the Company's receivables and general intangibles and as of March 31, 1997, there was no outstanding balance.

           In April 1997, the Industrial Development Authority of Loudoun County, Virginia approved an $8.9 million tax exempt bond issuance in connection with the Company's proposed construction of a maintenance facility at the Washington-Dulles International Airport. The anticipated term of the debt is twenty-five years. The Company plans to issue bonds by the end of the second quarter, subject to satisfactory negotiations with its current or alternative principal financial institutional lender.

     Aircraft

           The Company is actively evaluating competitive aircraft leasing arrangements for new and old aircraft as described below. On January 8, 1997, the Company entered into an agreement with Bombardier, Inc. to purchase twelve CRJs with options for thirty-six additional aircraft. The delivery schedule provides for the Company to take delivery of four aircraft in 1997 commencing in July, with the remaining eight aircraft to be delivered during 1998. Under the terms of the agreement, the Company is required to make deposits with the manufacturer totaling $15.0 million. The Company deposited $4.0 million on January 9, 1997, and on April 1, 1997, executed a short term promissory note with the manufacturer for the remaining $11.0 million at 8% annual interest due July 15, 1997. The Company believes that it will be able to refinance this obligation on or before the maturity date.

           As of February 27, 1997, the Company entered into an agreement with Aero International (Regional) to acquire twelve new J-41 aircraft. Of the five deliveries scheduled for 1997, two such aircraft were delivered during the first quarter, and two others have been delivered and one additional aircraft is scheduled to be delivered during the second quarter. The remaining aircraft are scheduled for delivery in 1998 and 1999. These deliveries have or will be delivered on financing provided by the manufacturer. Management considers these terms to be acceptable although the Company has the option to refinance the aircraft through third party leases, as well as to refinance certain existing J-41s which are also presently financed through the manufacturer. The Company is actively seeking such third party financing although there is no certainty that such financing will be obtained.

     Capital Equipment and Debt Service

          Capital expenditures for the first three months of 1997 were $0.9 million compared to $0.2 million in the same period of 1996. Capital expenditures consisted primarily of rotable spare parts, facility leasehold improvements, furniture and fixtures, ground service equipment, computers, and other office equipment. For the remainder of 1997 the Company anticipates spending $10.9 million for rotable spare parts related to the CRJs and J-41 aircraft, ground service equipment, facilities, computers, and software.

           Debt service including capital leases as of March 31, 1997, was $3.5 million compared to $3.1 million in the same period of 1996. The increase is primarily due to the addition of short term financing for the acquisition of a J-41 aircraft engine and additional ground service equipment.

           The Company believes that, in the absence of unusual circumstances, its cash flow from operations, the accounts receivable credit facility, and other available equipment financing will be sufficient to meet its working capital needs, capital expenditures, and debt service requirements for the next twelve months.










                    ATLANTIC COAST AIRLINES, INC.
                 FISCAL QUARTER ENDED March 31, 1997


PART II.  OTHER INFORMATION


     ITEM 1.  Legal Proceedings.

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


     ITEM 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          27.1   Financial Data Schedule

     (b)  Reports on Form 8-K

          A report on Form-8K was filed on February 5, 1997, reporting the naming of Paul H. Tate as the Company's Chief Financial Officer on January 23, 1997 and the Company's order of twelve CRJs on January 28, 1997.



                             SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ATLANTIC COAST AIRLINES, INC.



May 15, 1997                  By:  /S/ Paul H. Tate
                                   Paul H. Tate
                                   Senior Vice President and Chief
Financial Officer


May 15, 1997                  By:  /S/ Kerry B. Skeen
                                   Kerry B. Skeen
                                   President and Chief Executive
Officer















_______________________________
1 "Break-even passenger load factor" represents the percentage of available seat miles which must be flown by revenue passengers for the airline to break-even after operating expenses excluding amounts related to restructuring.
2 "Cost per available seat mile" represents total operating expenses excluding amounts related to restructuring divided by available seat miles.