Form 10-Q
period 1997-06-30
ATLANTIC COAST AIRLINES INC
filed 1997-08-14
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                    Yes   X        No

As of August 8, 1997, there were 7,108,267 shares of common stock, par value $.02 per share, outstanding.



Part I.  Financial Information
         Item 1. Financial Statements
                                       Atlantic Coast Airlines, Inc.
                                                      and Subsidiary
                                         Consolidated Balance Sheets

                                               December 31,  June 30, 1997
(In thousands except for share data and par            1996    (Unaudited)
values)
Assets
Current:
    Cash and cash equivalents                  $  21,470      $  21,374
    Accounts receivable, net                      15,961         20,134
    Due from financial institution                     -         48,250
    Expendable parts and fuel inventory,           1,759          2,346
net
    Prepaid expenses and other current             2,554          3,128
assets
        Total current assets                      41,744         95,232
Property and equipment, net of accumulated
depreciation and amortization                     16,157         17,311
Preoperating costs, net of accumulated
amortization                                         225            365
Intangible assets, net of accumulated               2,882          2,746
amortization
Deferred tax asset                                 3,140          3,140
Debt issuance costs                                    -          1,995
Aircraft deposits                                    570         15,330
Other assets                                          40             30
        Total assets                           $  64,758      $ 136,149
Liabilities and Stockholders' Equity
Current:
    Accounts payable                           $   3,770      $   2,633
    Notes Payable                                      -         11,000
    Line of credit with financial                      -              7
institution
    Current portion of long-term debt              1,319          1,293
    Current portion of capital lease               1,497          1,648
obligations
    Accrued liabilities                           17,376         22,121
        Total current liabilities                 23,962         38,702
Long-term debt, less current portion               2,407         51,788
Capital lease obligations, less current            3,266          3,180
portion
Deferred credits                                     486          1,123
        Total liabilities                         30,121         94,793
Stockholders' equity:
Preferred Stock, $.02 par value per share;
shares authorized 5,000,000; no shares
issued or outstanding in 1996 or 1997                  -              -
Common stock: $.02 par value per share;
shares authorized 17,000,000; shares
issued 8,498,910 in 1996 and 8,525,934 in            170            171
1997
Class A common stock: nonvoting; par value;
$.02 stated value per share; shares
authorized 6,000,000; no shares issued or              -              -
outstanding
Additional paid-in capital                         37,689         37,820
Less: Common stock in treasury, at cost,             (125)          (125)
12,500  shares
Accumulated earnings (deficit)                    (3,097)         3,490
        Total stockholders' equity                34,637         41,356
        Total liabilities and                  $  64,758      $ 136,149
stockholders' equity

  See accompanying notes to the consolidated financial statements.
                                     Atlantic Coast Airlines, Inc.
                                                    and Subsidiary
                             Consolidated Statements of Operations
                                                       (Unaudited)

Three months ended June 30,
(In thousands)                                       1996                1997
Revenues:
Passenger                                              $49,565             $52,549
Other                                                      800                 671
Total revenues                                          50,365              53,220

Operating expenses:
Salaries and related costs                              11,349              12,137
Aircraft fuel                                            4,209               4,202
Aircraft maintenance and materials                       4,323               3,263
Aircraft rentals                                         7,392               7,808
Traffic commissions and related fees                     7,713               8,690
Depreciation and amortization                              648                 767
Other                                                    5,692               6,385
     Restructuring charges                          (164)                 -
(reversals)
        Total operating expenses                   41,162              43,252

Operating income                                                 9,203               9,968

Other income (expense):
Interest expense                                         (306)              (460)
Interest income                                             22                 148
Other income                                               (9)                (9)
Total other expense                                      (293)              (321)

Income before income tax provision                               8,910               9,647
Income tax provision                                  446               3,762

Net income                                              $8,464              $5,885

Earnings per common and common equivalent
shares:
              -primary                                   $0.94               $0.65
              -fully diluted                             $0.94               $0.65
Weighted average common and common
equivalent shares:
              -primary                                   9,005               9,056
              -fully diluted                             9,005               9,078
 See accompanying notes to the consolidated financial statements.


                                     Atlantic Coast Airlines, Inc.
                                                    and Subsidiary
                             Consolidated Statements of Operations
                                                       (Unaudited)

Six months ended June 30,
(In thousands)                                        1996              1997
Revenues:
Passenger                                               $86,696           $93,049
Other                                                     1,526             1,285
Total revenues                                           88,222            94,334

Operating expenses:
Salaries and related costs                               22,000            23,732
Aircraft fuel                                             7,903             8,527
Aircraft maintenance and materials                        7,985             7,008
Aircraft rentals                                         14,459            15,110
Traffic commissions and related fees                     13,765            15,038
Depreciation and amortization                             1,289             1,487
Other                                                    10,926            12,427
     Restructuring charges (reversals)               (426)                -
        Total operating expenses                    77,901            83,329

Operating income                                                 10,321            11,005

Other income (expense):
Interest expense                                          (549)            (650)
Interest income                                             46               293
Other expense                                               (9)             (13)
Total other expense                                       (512)            (370)

Income before income tax provision                                9,809            10,635
Income tax provision                                   482             4,048

Net income                                               $9,327            $6,587

Earnings per common and common equivalent
shares:
              -primary                                    $1.04             $0.73
              -fully diluted                              $1.04             $0.73
Weighted average common and common
equivalent shares:
              -primary                                    8,964             9,048
              -fully diluted                              8,968             9,072
 See accompanying notes to the consolidated financial statements.

                                       Atlantic Coast Airlines, Inc.
                                                      and Subsidiary
                               Consolidated Statements of Cash Flows
                                                         (Unaudited)

Six months ended June 30,
(In thousands)                                        1996      1997
Cash flows from operating activities:
   Net income                                            $9,327    $6,587
   Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                        1,292     1,487
     Provision for uncollectible accounts                    30        45
     Amortization of finance costs                      14          27
     Amortization of deferred credits                    -       (49)
     Loss on disposal of fixed assets                    -       348
      Changes in operating assets and liabilities:
       Accounts receivable                          (5,194)   (4,218)
       Expendable parts and fuel inventory             255      (587)
       Prepaid expenses and other current assets      (826)     (574)
       Preoperating costs                                -      (258)
       Accounts payable                                248    (1,137)
       Accrued liabilities                             870       4,745
Net cash provided by operating activities            6,016     6,416
Cash flows from investing activities:
   Purchase of property and equipment                 (697)    (1,946)
   Proceeds from sales of fixed assets                  16           -
   (Increase) decrease in deposits                     121    (3,750)
Net cash used in investing activities                 (560)    (5,696)
Cash flows from financing activities:
   Payments of long-term debt                         (668)      (645)
   Payments of capital lease obligations              (506)      (770)
   Net increase in lines of credit                   3,646           7
   Due from financial institution                        -   (48,250)
   Increase in long term debt                            -      50,000
   Increase in deferred credits                        396         686
   (Increase) decrease in intangible assets           (107)  (1,975)
   Proceeds from exercise of stock options             288         131
   1995 cumulative preferred dividends paid in        (335)        -
1996
   Redemption of Series A cumulative convertible
preferred stock                                     (3,825)        -
Net cash used in financing activities               (1,111)     (816)
Net (decrease) increase in cash and cash             4,345       (96)
equivalents
Cash and cash equivalents, beginning of period       8,396      21,470
Cash and cash equivalents, end of period           $12,741     $21,374
    See accompanying notes to the consolidated financial statements.

             ATLANTIC COAST AIRLINES, INC. AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Information as of June 30, 1997, and for the three months ended June
                        30, 1997, is unaudited)

1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Atlantic Coast Airlines, Inc. ("ACAI") and its subsidiary, Atlantic Coast Airlines, (together, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the three and six month periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 1997. Certain amounts as previously reported have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income", establishes standards for the reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS 131, "Disclosures about segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

  Recently, the American Institute of Certified Public Accountants issued a proposed statement of position on accounting for start-up costs, including preoperating costs related to the introduction of new fleet types by airlines. The proposed accounting guidelines would require companies to expense start-up costs as incurred. If the Financial Accounting Standards Board approves the proposed guidelines, as expected, the guidelines will take effect in December 1997. Presently, the Company intends to defer certain start-up costs related to the introduction of the regional jets and to amortize such costs to expense ratably over four years. The Company will expense preoperating costs, beginning January 1, 1998, should the proposed guidelines become effective as scheduled. Thus, if the proposed guidelines become effective, the Company will expense its previously capitalized start-up costs in the first quarter of 1998, and such costs will be expensed rather than capitalized when incurred in the future.










2.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                            December 31,      June 30,
(In thousands)                                     1996          1997

Improvements to aircraft                         $2,350        $2,366
Flight equipment, primarily rotable parts        14,014        14,553
Maintenance and ground equipment                  3,380         3,449
Computer hardware and software                    1,464         1,796
Furniture and fixtures                              296           417
Leasehold improvements                              619         1,548
                                                 22,123        24,129
Less:  Accumulated depreciation and
amortization                                      5,966          6,818
                                                $16,157       $17,311

3.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                           December 31,      June 30,
(In thousands)                                    1996          1997

Accrued payroll and employee benefits           $4,929        $6,602
Accrued income taxes                               103         4,115
Air traffic liability                            2,703         1,461
Reservations and handling                        2,454         2,344
Engine overhaul costs                            3,311         3,125
Fuel                                             1,196           953
Other                                            2,680         3,521
                                               $17,376       $22,121

4.  DEBT

Pursuant to a Purchase Agreement exercised on June 27, 1997, between the Company and Alex. Brown & Sons, Incorporated and The Robinson-Humphrey Company, Inc. as Initial Purchasers, on July 2, 1997, the Company issued $50.0 million aggregate principal amount of 7.0% Convertible Subordinated Notes due July 1, 2004 (the "Notes"), under Rule 144A of the Securities Act of 1933, and received net proceeds of approximately $48.3 million related to the sale of the Notes. On July 18, 1997 the Company issued an additional $7.5 million aggregate principal amount of the Notes to cover over-allotments, and received net proceeds of $7.3 million related to the exercise of the over-allotment option.

The Notes are convertible into shares of Common Stock, par value $0.02 of the Company (the "Common Stock") by the holders at any time after sixty days following the latest date of original issuance thereof and prior to maturity, unless previously redeemed or repurchased, at a conversion price of $18.00 per share, subject to certain adjustments. Interest on the Notes is payable on April 1 and October 1 of each year, commencing October 1, 1997. The Notes are not redeemable by the Company until July 1, 2000. Thereafter, the Notes will be redeemable, at any time, on at least 15 days notice at the option of the Company, in whole or in part, at the redemption prices set forth in the Indenture dated July 2, 1997, in each case, together with accrued interest. The Notes are unsecured and subordinated in right of payment in full to all existing and future Senior Indebtedness.

On April 1, 1997, the Company executed a short-term promissory note for deposits related to the acquisition of Canadair Regional Jets ("CRJs") for $11.0 million at an 8% annual interest rate due July 15, 1997. The promissory note was paid in full on July 2, 1997 from the proceeds of the Notes issued on June 27, 1997 as described above.

During July 1997 the Company retired $3.1 million of other high interest rate debt from the proceeds of the Notes.


5.  COMMITMENTS

In June 1997, the Industrial Development Authority of Loudoun County, Virginia ("IDA") approved a $9.4 million tax exempt bond issue in connection with the Company's proposed construction of a maintenance facility at the Washington-Dulles International Airport ("Washington Dulles"). These bonds were issued by the IDA under a variable interest rate structure for a twenty-five year term and are collateralized by the maintenance facility and a letter of credit issued by one of the Company's financial institutions. The Company will be obligated to pay rent for the facility and the underlying land leasehold, the proceeds from which the IDA will make the required interest and sinking fund payments.


6.  INCOME TAXES

The Company's estimated effective tax rate for the second quarter of 1997 was 39.0% and is approximately equal to the statutory rate. The Company estimates that the combined state and federal effective tax rate will increase slightly during the third and fourth quarters of 1997 due to revisions in estimates and permanent differences between taxable and book income.


7.  EARNINGS PER COMMON SHARE

The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. On a fully diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of the convertible securities.

On July 2, 1997 the Company repurchased 1.46 million shares of common stock from British Aerospace. This will have the effect of reducing the weighted average number of outstanding common shares for both primary and fully diluted calculations. In addition, the fully diluted weighted average number of outstanding shares will be increased to reflect the assumed conversion of the convertible debt by approximately 3.2 million shares.















Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Results of Operations

                   Second Quarter Operating Results

                                                            Increase
                                                          (Decrease)
Three months ended June 30,                1996      1997  % Change

Revenue passengers carried                396,08   424,74      7.2%
                                               9        0
Revenue passenger miles ("RPMs")          96,679   105,37      9.0%
(000's)                                                 2
Available seat miles ("ASMs") (000's)     196,87   208,66      6.0%
                                               0        3
Passenger load factor                      49.1%    50.5%   1.4 pts
Break-even passenger load factor 1         40.2%    40.9%   0.7 pts
Revenue per ASM (cents)                     25.6     25.5     (0.4%)
Yield (cents)                               51.3     49.9     (2.7%)
Cost per ASM (cents) 2                      21.0     20.7     (1.4%)
Average passenger fare                    $125.1   $123.7     (1.1%)
                                               4        2
Average passenger trip length (miles)        244      248      1.6%
Revenue departures                        35,235   36,051      2.3%
Revenue block hours                       44,023   44,963      2.1%
Aircraft utilization (block hours)           9.7      9.4     (3.1%)
Average cost per gallon of fuel (cents)     80.1     77.3     (3.5%)
Aircraft in service (end of period)           57       60      5.3%


Comparison of three months ended June 30, 1997, to three months ended June 30, 1996.

Results of Operations

     General

           In the second quarter of 1997 the Company posted net income of $5.9 million compared to net income of $8.5 million for the second quarter of 1996. The Company's second quarter 1997 results reflect a provision for income taxes which approximates statutory rates as compared to the second quarter of 1996 which contained a significantly smaller provision for income taxes due to the existence of a net operating loss carryforward. In the three months ended June 30, 1997, the Company earned pretax income of $9.6 million compared to $8.7 million excluding restructuring reversals, in the three months ended June 30, 1996.

     Operating Revenues

           The Company's operating revenues increased 5.7% to $53.2 million in the second quarter of 1997 compared to $50.4 million in the second quarter of 1996. The increase resulted from a 6.0% increase in ASMs and an increase in load factor of 1.4 percentage points partially offset by a 2.7% decrease in yield.

           The reduction in yield per RPM is related in part to the existence of the ticket tax in the second quarter of 1997 which was not in effect during the second quarter of 1996. Revenue per ASM remained essentially unchanged quarter over quarter. Total passengers increased 7.2% in the second quarter of 1997 compared to the second quarter of 1996.

     Operating Expenses

           The Company's operating expenses increased 4.7% in the second quarter of 1997 compared to operating expenses before reversals of restructuring charges for the second quarter of 1996 due primarily to a 6.0% increase in ASMs. The increased capacity reflects the addition of two British Aerospace Jetstream - 41 ("J-41") aircraft at the end of the first quarter of 1997 and two additional J-41s during the second quarter of 1997 net of one J-41 returned to the manufacturer in December 1996 which had been loaned to the Company on an interim basis. Operating expenses also increased due to additional profit sharing expenses, passenger related costs (traffic commissions and related fees) and increased aircraft rent. Cost per ASM before reversals of restructuring charges decreased 1.4% to 20.7 cents during the second quarter of 1997 compared to 21.0 cents in the second quarter of 1996.







           An unaudited summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended June 30, 1996, and 1997 is as follows:

                                          1996               1997
                                     Percent   Cost     Percent   Cost
                                          of                 of
                                    Operati  per ASM   Operatin per ASM
                                       ng                 g
                                    Revenue   (cents)  Revenue  (cents)
                                       s                  s
  Salaries and related costs           22.5%     5.9     22.9%      5.8
  Aircraft fuel                         8.4%     2.1      7.9%      2.0
  Aircraft maintenance and              8.6%     2.2      6.1%      1.5
 materials
  Aircraft rentals                     14.7%     3.8     14.6%      3.7
  Traffic commissions and related      15.3%     3.9     16.3%      4.2
 fees
  Depreciation and amortization         1.3%      .3      1.4%       .4
  Other                                11.3%     2.8     12.1%      3.1
 Total (before restructuring
 charge charge of reversals)
 restructuring
     reversals)                        82.1%    21.0     81.3%     20.7

           ASMs increased 6.0% in the second quarter of 1997 compared to the second quarter of 1996 as a result of a 2.1% increase in block hours and the net addition of three J-41 aircraft. Cost per ASM decreased on a quarter over quarter basis due primarily to the ASM increase and reductions in aircraft maintenance and materials.

          Salaries and related costs per ASM decreased slightly to 5.8 cents for the second quarter of 1997 compared to 5.9 cents for the second quarter of 1996 despite a 31.8% increase in profit sharing, additional flight crew hours, and contractual wage increases for pilots and flight attendants effective March 1, 1997, and May 1, 1996 respectively. In absolute dollars, salaries and related costs increased 6.9% from $11.3 million in the second quarter of 1996 to $12.1 million in the second quarter of 1997.

           The cost per ASM of aircraft fuel decreased to 2.0 cents in the second quarter of 1997 compared to 2.1 cents in the second quarter of 1996. The decrease in fuel cost per ASM resulted from a 3.5% reduction in the average fuel cost per gallon and increased ASMs. Aircraft fuel prices fluctuate with a variety of factors, including the price of crude oil, and future increases or decreases cannot be predicted with a high degree of certainty. There is no assurance that future increases will not adversely affect the Company's operating expenses. In absolute dollars, aircraft fuel expense was $4.2 million in the second quarter of 1997 and was unchanged from the second quarter of 1996.

           The cost per ASM of aircraft maintenance and materials decreased to 1.5 cents in the second quarter of 1997 compared to 2.2 cents in the second quarter of 1996. During the second quarter of 1997 the Company recognized credits of approximately $0.5 million for manufacturer penalties related to engine overhauls and dispatch reliability, and $0.4 million related to reimbursements for engine spare parts, offset by increased maintenance related to the net addition  of  three  J-41  aircraft and  the  expiration  of  warranty coverage for certain aircraft. In absolute dollars, aircraft maintenance and materials expense decreased 32.5% from $4.3 million in the second quarter of 1996 to $3.3 million in the second quarter of 1997.

          The Company's maintenance accounting policy is a combination of expensing events as incurred and accruals for maintenance events. Maintenance accruals are estimated on a cost per flight hour or per cycle basis for all aircraft, including those under warranty.

           The cost per ASM of aircraft rentals decreased to 3.7 cents compared to 3.8 cents for the second quarter of 1996 as a result of the quarter over quarter increase in ASMs partially offset by increased rent associated with the net addition of three J-41 aircraft. In absolute dollars, aircraft rentals increased 5.6% from $7.4 million in the second quarter of 1996 to $7.8 million in the second quarter of 1997.

           The cost per ASM of traffic commissions and related fees increased to 4.2 cents in the second quarter of 1997 compared to 3.9 cents in the second quarter of 1996 due to a 6.0% increase in passenger revenue, a 7.2% increase in passengers, and contractual rate increases in program fees paid to United Airlines, Inc. ("United"). In absolute dollars, traffic commissions and related fees increased 12.7% from $7.7 million in the second quarter of 1996 to $8.7 million in the second quarter of 1997.

           The  cost per ASM of depreciation and amortization was  0.4 cents in the second quarter of 1997 compared to 0.3 cents in the second quarter of 1996 despite the acquisition of rotable spare parts associated with additional aircraft and ground equipment, improvements to aircraft, facility leasehold improvements and other capital expenditures since the second quarter of 1996. In absolute dollars, depreciation and amortization increased 18.4% from $0.6 million in the second quarter of 1996 to $0.8 million in the second quarter of 1997.

           The  cost per ASM of other operating expenses increased  to
3.1 cents in the second quarter 1997 from 2.8 cents in the second quarter of 1996 as a result of increased facilities rentals at Washington-Dulles, and reversals of excess accruals for passenger claims expense in the second quarter of 1996. In absolute dollars, other operating expenses increased 12.2% from $5.7 million in the second quarter of 1996 to $6.4 million in the second quarter of 1997.

           As a result of the foregoing components, total cost per ASM decreased to 20.7 cents in the second quarter of 1997 compared to 21.0 cents before reversals of restructuring charges in the second quarter of 1996. The second quarter of 1996 included a reversal of excess restructuring reserves of (0.1) cents per ASM. Total ASMs increased 6.0% and, in absolute dollars, total operating expenses increased 4.7% from $41.3 million in the second quarter of 1996 to $43.3 million in the second quarter of 1997.

           The Company's combined effective tax rate for state and federal taxes during the second quarter of 1997 was approximately 39%. The Company estimates that the effective tax rate will increase slightly in the third and fourth quarters due to revisions of estimates and permanent differences between taxable and book income.

           In the second quarter of 1997 the Company recorded net income of $5.9 million compared to net income of $8.5 million for the second quarter of 1996. The Company's second quarter of 1997 results reflect a provision for income taxes that assumes an estimated effective tax rate of approximately 39%, compared to an estimated effective tax rate of 5% for the second quarter of 1996 due to the existence of a net operating loss carryforward. In the second quarter of 1997, the Company earned income before income tax provision of $9.6 million, compared to $8.9 million in the second quarter of 1996. During the second quarter of 1997, the Company generated operating income of $10.0 million compared to $9.2 million for the second quarter of 1996. Results for the second quarter of 1996 include a reversal of excess restructuring reserves of $0.2 million.







                     Six Months Operating Results

                                                               Increase
                                                              (Decrease
                                                                      )
Six months ended June 30,                  1996        1997   % Change

Revenue passengers                       695,663    723,759      4.0%
Revenue passenger miles ("RPMs")         169,431    178,613      5.4%
(000's)
Available seat miles ("ASMs")            370,625    395,556      6.7%
(000's)
Passenger load factor                      45.7%      45.2%   (0.5 pts)
Break-even passenger load factor          40.5%       39.8%  (0.7 pts)
Revenue per ASM (cents)                     23.8       23.8      0.0%
Yield (cents)                               51.2       52.1      1.8%
Cost per ASM (cents)                        21.1       21.1      0.0%
Average passenger fare                   $124.62    $128.56      3.2%
Average passenger trip length                244        247      1.2%
(miles)
Revenue departures                       66,769      69,187      3.6%
Revenue block hours                       82,880     86,514      4.4%
Aircraft utilization (block hours)           9.7        9.4     (3.1%)
Average cost per gallon of fuel            78.9        81.0      2.7%
(cents)
Aircraft in service (end of period)          57          60      5.3%


Comparison of six months ended June 30, 1997, to six months ended June
30, 1996.

Results of Operations

     Operating Revenues

           The Company's operating revenues increased 6.9% to $94.3 million in the first six months of 1997 compared to $88.2 million for the first six months of 1996. The increase resulted from a 6.7% increase in ASMs as well as a 1.8% increase in yield partially offset by a decrease in load factor of 0.5 percentage points. The Company's break-even load factor decreased from 40.5% to 39.8% year over year.

           The increase in yield is related to an increase in average fare of 3.2% from $124.62 in the first half of 1996 to $128.56 in the first half of 1997, partially offset by the reinstatement of the 10.0% ticket tax on March 7, 1997, which was not in effect during the first half of 1996. Revenue per ASM remained essentially unchanged year over year. Total passengers increased 4.0% in the first half of 1997 compared to the first half of 1996.

     Operating Expenses

          The Company's operating expenses increased 6.4% in the first half of 1997 compared to operating expenses before reversals of restructuring charges in the first half of 1996 due primarily to a 6.7% increase in ASMs. The increased capacity reflects the net addition of three J-41s since the first half of 1996. Operating expenses were also increased by additional profit sharing expenses, passenger related costs (traffic commissions and related fees) and increased aircraft rent. Cost per ASM before reversals of restructuring charges was unchanged at 21.1 cents during the first six months of 1996 and 1997.

           An unaudited summary of operating expenses as a percentage of operating revenues and cost per ASM for the six months ended June 30, 1996, and 1997 is as follows:

                                          1996               1997
                                     Percent   Cost     Percent   Cost
                                          of                 of
                                    Operati  per ASM   Operatin per ASM
                                       ng                 g
                                    Revenue   (cents)  Revenue  (cents)
                                       s                  s
  Salaries and related costs           24.8%     6.0     25.2%      6.1
  Aircraft fuel                         9.0%     2.1      9.0%      2.1
  Aircraft maintenance and              9.1%     2.2      7.4%      1.8
 materials
  Aircraft rentals                     16.4%     3.9     16.0%      3.8
  Traffic commissions and related      15.6%     3.7     15.9%      3.8
 fees
  Depreciation and amortization         1.5%      .3      1.6%       .4
  Other                                12.4%     2.9     13.2%      3.1
 Total (before restructuring
 charge
    reversals)                         88.8%    21.1     88.3%     21.1

           ASMs increased 6.7% in the first half of 1997 compared to the first half of 1996 as a result of a 4.4% increase in block hours and the net addition of three aircraft. Cost per ASM remained unchanged at 21.1 cents during the first half of 1996 and 1997.

           Salaries and related costs per ASM increased to 6.1 cents for the first six months of 1997 compared to 6.0 cents for the first six months of 1996. The increase resulted primarily from a 27.8% increase in profit sharing, additional flight crew hours, and contractual wage increases for pilots and flight attendants effective March 1, 1997, and May 1, 1996 respectively. In absolute dollars, salaries and related costs increased 7.9% from $22.0 million in the first half of 1996 to $23.7 million in the first half of 1997.

          The cost per ASM of aircraft fuel was unchanged at 2.1 cents in the first six months of 1997 compared to the first six months of 1996 despite an increase in the average cost per gallon of fuel of 2.7% and a 4.4% increase in block hours. Aircraft fuel prices fluctuate with a variety of factors including the price of crude oil, and future increases or decreases cannot be predicted with a high degree of certainty. There is no assurance that future increases will not adversely affect the Company's operating expenses. In absolute dollars, aircraft fuel expense increased 7.9% from $7.9 million in the first half of 1996 to $8.5 million dollars in the first half of 1997.

           The cost per ASM of aircraft maintenance and materials decreased to 1.8 cents in the first six months of 1997 compared to 2.2 cents in the first six months of 1996. During the first half of 1997 the Company recognized credits of approximately $0.9 million for manufacturer penalties related to engine overhauls and dispatch reliability, and $0.4 million related to reimbursements for engine spare parts, offset by increased maintenance related to the net addition  of  three  J-41  aircraft and  the  expiration  of  warranty coverage for certain aircraft. In absolute dollars, aircraft maintenance and materials expense decreased 12.2% from $8.0 million in the first half of 1996 to $7.0 million in the first half of 1997.

           The cost per ASM of aircraft rentals decreased to 3.8 cents in the first six months of 1997 compared to 3.9 cents for the first six months of 1996. The decrease occurred as a result of the increase in ASMs partially offset by the increased rent associated with the net addition of three J-41 aircraft. In absolute dollars, aircraft rentals increased 4.5% from $14.5 million in the first half of 1996 to $15.1 million in the first half of 1997.

           The cost per ASM of traffic commissions and related fees increased to 3.8 cents in the first six months of 1997 compared to 3.7 cents in the first six months of 1996 due to a 7.3% increase in passenger revenue, a 4.0% increase in passengers, and contractual rate increases in program fees paid to United. In absolute dollars, traffic commissions and related fees increased 9.2% from $13.8 million in the first half of 1996 to $15.0 million in the first half of 1997.

           The cost per ASM of depreciation and amortization was 0.4 cents in the first six months of 1997 compared to 0.3 cents in the first six months of 1996 despite the acquisition of rotable spare parts associated with additional aircraft and ground equipment, improvements to aircraft, facility leasehold improvements and other capital expenditures since the first half of 1996. In absolute dollars, depreciation and amortization increased 15.4% from $1.3 million in the first half of 1996 to $1.5 million in the first half of 1997.

           The  cost per ASM of other operating expenses increased  to
3.1 cents in the first six months of 1997 from 2.9 cents in the first six months of 1996 due to increased facilities rentals at the Washington-Dulles International Airport ("Washington-Dulles"), and reversals of excess accruals for passenger claims expense in first half of 1996. In absolute dollars, other operating expenses increased 13.7% from $10.9 million in the first half of 1996 to $12.4 million in the first half of 1997.

           As a result of the foregoing components, total cost per ASM remained unchanged at 21.1 cents in the first six months of 1997 compared to 21.1 cents before reversals of restructuring charges in the first six months of 1996. The first six months of 1996 included a reversal of excess restructuring reserves of (0.1) cents per ASM. Total ASMs increased 6.7% and, in absolute dollars, total operating expenses increased 6.4% from $78.3 million in first half of 1996 to $83.3 million in the second half of 1997.

           In the first six months of 1997 the Company recorded net income of $6.6 million compared to net income of $9.3 million for the first six months of 1996. The Company's first half of 1997 results reflect  a  provision  for  income taxes  that  assumes  an  estimated effective  tax  rate of approximately 39%, compared  to  an  estimated effective tax rate of 5% for the first half of 1996 due to the existence of a net operating loss carryforward. In the first half of 1997, the Company earned income before income tax provision of $10.6 million, compared to $9.8 million in the first half of 1996. During the first half of 1997, the Company generated operating income of $11.0 million compared to $10.3 million for the first half of 1996. Results for the first half of 1996 include a reversal of excess restructuring reserves of $0.4 million.


Outlook

          This Outlook section and the Liquidity and Capital Resources section below contain forward-looking statements. In addition, statements that use words such as "expects", "intends", and "anticipates" are forward-looking statements. The Company's actual results may differ from the results discussed in forward-looking statements. Factors that could cause the Company's future results to differ materially from the expectations described herein include the extent to which the Company's operation of Canadair Regional Jets, Series 200 ER ("CRJ") is coordinated with the marketing and related agreements between the Company and United (the "United Express Agreements"), the costs of implementing CRJ service, the response of the Company's competitors to the Company's business strategy, the ability of the Company to obtain favorable financing terms for its aircraft, market acceptance of the new CRJ service, routes and schedules offered by the Company, the cost of fuel, the weather, general economic conditions, satisfaction of regulatory requirements, and the factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

           A central element of the Company's business strategy is expansion of its aircraft fleet. The Company has commitments to acquire twelve 50-seat CRJs from July 1997 through 1998. The introduction of these aircraft will expand the Company's business into new markets. In general, introduction of new markets into the Company's route system results, at least in the short-term, in operating expenses that may not be matched by increases in operating revenues.

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

           The Company will incur significant expenses in its fleet expansion program, and must complete several training, operational, and administrative requirements before commencing CRJ service. In addition, the CRJs will significantly increase the Company's lease obligations. The Company is exploring various third party lease financing arrangements for these and other aircraft.

            On  March  11,  1994,  the  Aircraft  Mechanics  Fraternal
Association ("AMFA") was certified by the National Mediation Board (the "NMB") as the collective bargaining representative elected by mechanics and related employees of the Company. As of July 1, 1997, AMFA represented 120 of the Company's employees. The Company and AMFA have been attempting to negotiate an initial contract under federal mediation since December 1994, but have failed to reach an agreement. A tentative agreement was reached with AMFA in June 1997 but failed ratification by the membership in July 1997. The NMB has indicated that it favors continuing the negotiations, and the Company anticipates participating in further negotiations. If at some point, the NMB should decide that the parties are deadlocked, the NMB may declare an impasse and a thirty day cooling off period. If an agreement has not been reached at the conclusion of that period, AMFA would have the authority to use self-help, including the right to strike. The Company and AMFA are also engaged in litigation, which is more fully described below. If that litigation were resolved in AMFA's favor, AMFA would be in a position to use self-help, even if the NMB does not declare an impasse.

           The Company's contract with the Association of Flight Attendants ("AFA") became amendable on April 30, 1997. Negotiations regarding amendments to this contract have been scheduled to begin in August 1997. The Company expects to continue operating under the terms of the existing agreement until new terms are negotiated.

           The Company is obligated to collect a U.S. transportation excise tax of 10% of passenger ticket revenue through September 30, 1997. A revised formula for ticket tax collections for travel commencing October 1, 1997 and thereafter was recently signed into law. The new tax is comprised of a percentage of revenue plus a per segment fee adjusted on an annual basis. For the period October 1, 1997, through September 30, 1998, the ticket tax will be equal to 9% of passenger ticket revenue plus a $1 per flight segment fee. The
Company does not anticipate that this change will have either a materially adverse or favorable impact on passenger revenues for the next twelve months.


Liquidity and Capital Resources

           The Company's working capital improved significantly during the first half of 1997 compared to the first half of 1996. As of June 30, 1997, the Company had cash and cash equivalents of $21.4 million and working capital of $56.5 million compared to $12.7 million and $10.3 million respectively as of June 30, 1996. During the first half of 1997, cash and cash equivalents decreased by $0.1 million, reflecting net cash provided by operating activities of $6.4 million, net cash used in investing activities of $5.7 million (related to deposits for the CRJs and purchases of equipment) and net cash used in financing activities of $0.9 million. As of June 30, 1997, working capital included a $50.0 million receivable due from the underwriters for the proceeds related to the sale of the 7.0% Convertible Subordinated Notes due July 1, 2004 as discussed below. On July 2, 1997, the Company received net proceeds of approximately $48.3 million related to this receivable. On July 18, 1997, the Company received an additional $7.3 million in net proceeds from the exercise of the over-allotment option related to this offering.


     Other Financing

           The Company has an asset-based lending agreement with a financial institution that provides the Company with a line of credit of up to $20.0 million. Borrowings under the line of credit can provide the Company a source of working capital until proceeds from ticket coupons are received. The line is collateralized by all of the Company's receivables and general intangibles, and there were no borrowings under the line during the first half of 1997. The Company's access to this line has been reduced by $4.5 million under the terms of the letter of credit issued in connection with the financing of the maintenance facility at Washington-Dulles airport. Negotiations regarding changes in covenants and reduction of collateral requirements related to the line of credit agreement have been scheduled to begin in August 1997.

           In June 1997, the Industrial Development Authority of Loudoun County, Virginia approved a $9.4 million tax exempt bond issuance in connection with the Company's proposed construction of a maintenance facility at the Washington-Dulles. These bonds were issued under a variable interest rate structure for a twenty-five year term including a requirement for a monthly sinking fund provision, and are collateralized by the maintenance facility and a letter of credit issued by one of the Company's financial institutions. The letter of credit is collateralized by $4.5 million of the Company's line of credit. The Company will be obligated to pay rent for the facility and the underlying land leasehold, the proceeds from which the IDA will make the required interest and sinking fund payments.


           On July 2, 1997, the Company issued $50.0 million aggregate principal amount of 7.0% Convertible Subordinated Notes due July 1, 2004 (the "Notes"), under Rule 144A of the Securities Act of 1933. On July 2, the Company received net proceeds of approximately $48.3 million related to the sale of these Notes. In addition, the Company granted the initial purchasers a thirty day option to purchase up to an additional $7.5 million aggregate principal amount of the Notes solely to cover over-allotments. On July 18, 1997, the Company received net proceeds of $7.3 million related to the exercise of this option.

           The net proceeds of the offering have been and will be used to support the introduction of the Company's regional jet fleet, repurchase 1.46 million shares of the Company's common stock from British Aerospace at a discount to the market price, and retire higher interest rate debt, and for general corporate purposes.

          The Notes are convertible into shares of Common Stock by the holders, par value $0.02 of the Company (the "Common Stock"), at any time after sixty days following the latest date of original issuance thereof and prior to maturity, unless previously redeemed or repurchased, at a conversion price of $18.00 per share, subject to certain adjustments. Interest on the Notes is payable on April 1 and October 1 of each year, commencing October 1, 1997. The Notes are not redeemable by the Company until July 1, 2000. Thereafter, the Notes will be redeemable, at any time, on at least 15 days notice at the option of the Company, in whole or in part, at the redemption prices set forth in the Indenture dated July 2, 1997, in each case, together with accrued interest.

           On April 1, 1997, the Company executed a short term promissory note for deposits related to the acquisition of Canadair Regional Jets ("CRJs") for $11.0 million at an 8% annual interest rate due July 15, 1997. The promissory note was paid in full on July 2, 1997 from the net proceeds of the Notes as described above. The $15.0 million deposit is scheduled to be returned to the Company beginning with the delivery of the seventh CRJ in early 1998 and ending with the last CRJ scheduled for delivery in September 1998.

          On July 2, 1997, the Company repurchased 1.46 million shares of the Company's common stock from British Aerospace for approximately $16.9 million from the net proceeds on the sale of the Notes as described above. The stock was repurchased at a 22.5% discount from the average of the closing bid prices during the period June 24 through June 30, 1997.

           During July 1997, the Company retired $3.1 million of other high interest rate debt from the proceeds of the Notes.

     Aircraft

           On January 8, 1997, the Company entered into an agreement with Bombardier, Inc. to purchase twelve CRJs with options for thirty-six additional aircraft. The delivery schedule provides for the Company to take delivery of four aircraft in 1997 commencing in July, with the remaining eight aircraft to be delivered during 1998. The first two aircraft were delivered on July 11, and August 13, 1997 respectively.

           On February 23, 1997, the Company entered into an agreement with Aero International (Regional) (the "BA J-41 Agreement") under which the Company agreed to acquire twelve new J-41s. The BA J-41 Agreement provided for delivery of twelve J-41 aircraft to the Company beginning in March 1997 and continuing through mid-1999, and the Company had accepted delivery of four of these aircraft as of May 15, 1997. On May 29, 1997, the J-41's manufacturer, British Aerospace, announced that it will no longer manufacturer the J-41 as part of its regular product line. Subsequently, the Company and British Aerospace entered into a term sheet whereby the Company canceled its order for the eight additional J-41s. Depending on the market for used J-41s and the Company's need for additional turboprop aircraft, the Company may consider selective acquisitions of used J-41s in the future.

           In July 1997, the Company entered into agreements with ICX Capital Corporation for the permanent financing of three of the four J-41s delivered to the Company during 1997. ICX acquired these aircraft from British Aerospace with debt provided by Sanwa Business Credit Corporation, and entered into leveraged leases with the Company. The term of the leases is 11.5 years.



     Capital Equipment and Debt Service

           Capital expenditures for the first six months of 1997 were $2.8 million compared to $0.9 million for the same period of 1996. Capital expenditures in the first six months of 1997 consisted primarily of rotable spare parts, facility leasehold improvements, furniture and fixtures, ground service equipment, computers, and other office equipment. For the remainder of 1997 the Company anticipates spending approximately $5.1 million for rotable spare parts related to the CRJs and J-41 aircraft, ground service equipment, facilities, computers, and software. Of this amount, approximately $3.0 million of manufacturer credits will be applied to the purchase of CRJ spare parts.

           Debt service including capital leases as of June 30, 1997, was $14.6 million compared to $1.8 million in the same period of 1996. The increase is the result of an $11.0 million promissory note for deposits on the acquisition of regional jets and $1.8 million in additional spare parts and engine financing.

           Subsequent to June 30, 1997, the Company paid the $11.0 million promissory note and prepaid $3.1 million in existing notes and capital leases. As a result, debt service will be reduced by $8.2 million for the next twelve month period.

           The Company believes that, in the absence of unusual circumstances, its cash flow from operations, the accounts receivable credit facility, and other available equipment financing will be sufficient to meet its working capital needs, capital expenditures, and debt service requirements for the next twelve months.

     Recent Accounting Pronouncements

           In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. The Company's results of operations and financial position will be unaffected by implementation of these new standards.

           Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", establishes standards for the reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

            SFAS 131, "Disclosures About Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

           Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

            Recently, the American Institute of Certified Public Accountants issued a proposed statement of position on accounting for start-up costs, including preoperating costs related to the introduction of new fleet types by airlines. The proposed accounting guidelines would require companies to expense start-up costs as incurred. If the Financial Accounting Standards Board approves the proposed guidelines, as expected, the guidelines will take effect in December 1997. Presently, the Company intends to defer certain start-up costs related to the introduction of the regional jets and to amortize such costs to expense ratably over four years. The Company will expense preoperating costs, beginning January 1, 1998, should the proposed guidelines become effective as scheduled. Thus, if the proposed guidelines become effective, the Company will expense its previously capitalized start-up costs in the first quarter of 1998, and such costs will be expensed rather than capitalized when incurred in the future.




                     ATLANTIC COAST AIRLINES, INC.
                  FISCAL QUARTER ENDED June 30, 1997


PART II.  OTHER INFORMATION


     ITEM 1.  Legal Proceedings.

           The Company is a party to routine litigation and FAA proceedings incidental to its business, none of which is likely to have a material effect on the Company's financial position.

           The Company is a party to an action pending in the United States District Court for the Southern District of Ohio, Peter J. Ryerson, administrator of the estate of David Ryerson, v. Atlantic Coast Airlines, Case No. C2-95-611. This action is more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The Company believes that all claims resulting from this litigation remain fully covered under the Company's insurance policy. On March 10, 1997, the Court granted Plaintiff's motion to the effect that liability would not be limited to those damages available under the Warsaw Convention. As of August 12, 1997, the matter has not been set for trial.

           The Company is also engaged in litigation with AMFA over whether AMFA has a right to strike prior to the exhaustion of mediation pursuant to the Railway Labor Act. This issue arose when the Company imposed certain unilateral work rule changes during the period between union certification and an initial collective bargaining agreement. On December 14, 1995, the U.S. District Court for the Southern District of New York declined to render a declaratory judgment requested by AMFA and expressly stated that AMFA was prohibited from striking at that time. In Aircraft Mechanics Fraternal Association v. Atlantic Coast Airlines, 55 F.3d 90 (1995), the U.S. Court of Appeals for the Second Circuit affirmed the District Court's ruling. AMFA subsequently petitioned the U.S. Court of Appeals for the Second Circuit to consider whether the Company's actions, although legal, should allow AMFA to engage in self-help, including the right to strike. The Second Circuit heard oral arguments on this matter in January 1997 and, as of August 14, 1997, had not yet rendered its decision.

           The Company is also a party to an action pending in the United States District Court for the Eastern District of Virginia, Afzal v. Atlantic Coast Airlines, Civil Action No. 96-1537-A. Plaintiff alleges that the Company violated Title VII of the Civil Rights Act of 1964 in terminating his employment as a pilot. The Company has filed a motion for Summary Judgment, which will be heard by the Court on August 22, 1997. The case has been set for trial on September 8, 1997. The Company believes that it has meritorious defenses; however, there can be no assurance as to the outcome of the case or that the Company will not incur any liability in connection with the proceeding.


     ITEM 2.  Changes in Securities.


          Pursuant to a Purchase Agreement exercised on June 27, 1997, between the Company and Alex. Brown & Sons, Incorporated and The Robinson-Humphrey Company, Inc. as Initial Purchasers, on July 2, 1997, the Company issued $50.0 million aggregate principal amount of 7.0% Convertible Subordinated Notes due July 1, 2004, under Rule 144A of the Securities Act of 1933, and received net proceeds of approximately $48.3 million related to the sale of the Notes. On July 18, 1997 the Company issued an additional $7.5 million aggregate principal amount of the Notes to cover over-allotments, and received net proceeds of $7.3 million related to the exercise of the over-allotment option.

           The Notes are convertible into shares of Common Stock, par value $0.02 of the Company by the holders at any time after sixty days following the latest date of original issuance thereof and prior to maturity, unless previously redeemed or repurchased, at a conversion price of $18.00 per share, subject to certain adjustments. The Notes are not redeemable by the Company until July 1, 2000. Thereafter, the Notes will be redeemable, at any time, on at least 15 days notice at the option of the Company, in whole or in part, at the redemption prices set forth in the Indenture dated July 2, 1997, in each case, together with accrued interest. The Notes are unsecured and subordinated in right of payment in full to all existing and future Senior Indebtedness.




     ITEM 3.  Defaults Upon Senior Securities.

          None to report.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

           The annual meeting of shareholders of the Company was held in Herndon, Virginia on June 3, 1997. Of the 8,508,000 shares of common stock outstanding on the record date, 7,462,314 were present by proxy. Those shares were voted on the matters before the meeting as follows:

     A.   Election of Directors

                                      For           Withheld

       C. Edward Acker                7,431,208          34,106
       Kerry B. Skeen                 7,428,298          34,016
       Thomas J. Moore                7,428,489          33,825
       Robert E. Buchanan             7,431,691          30,623
       Joseph W. Elsbury              6,696,291         766,023
       James J. Kerley                6,696,309         766,005
       James C. Miller                7,431,562          30,752
       John M. Sullivan               7,431,745          30,569



     ITEM 5.  Other Information.

          None to report.


     ITEM 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits

                4.17 Indenture dated as of July 2, 1997, between the Company and First Union National Bank of Virginia.

               27.1 Financial Data Schedule

          (b) Reports on Form 8-K

               None to report.






                              SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ATLANTIC COAST AIRLINES, INC.



August 14, 1997                    By:  /S/ Paul H. Tate
                                   Paul H. Tate
                                   Senior Vice President and Chief
Financial Officer


August 14, 1997                    By:  /S/ Kerry B. Skeen
                                   Kerry B. Skeen
                                   President and Chief Executive
Officer














_______________________________
1 "Break-even passenger load factor" represents the percentage of ASMs which must be flown by revenue passengers for the airline to break-even after operating expenses excluding amounts related to restructuring.
2 "Cost per ASM" represents total operating expenses excluding amounts related to restructuring divided by ASMs.