Form 10-Q/A
period 1997-06-30
ATLANTIC COAST AIRLINES INC
filed 1997-08-15
CIK 904020

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


     ITEM 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits

                4.17 Indenture dated as of July 2, 1997, between the Company and First Union National Bank of Virginia.

                4.18 Registration Rights Agreement dated as of July 2, 1997 by and among the Company , Alex. Brown & Sons Incorporated and The Robinson-Humphrey Company, Inc.

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