Form 10-K/A
period 1996-12-31
ATLANTIC COAST AIRLINES INC
filed 1997-09-04
CIK 904020

United States
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-K/A
(Mark One)

  X       Annual report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1996.  [No Fee Required]

          Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [No Fee Required]
     For the transition period from ________________________________
     to _______________________________

                     Commission File number 0-21976
                      ATLANTIC COAST AIRLINES, INC.
           (Exact name of registrant as specified in charter)

              Delaware                            13-3621051
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
   incorporation or organization)

                             515-A Shaw Road
                         Dulles, Virginia  20166
                (Address of Principal Executive Offices)

    Registrant's telephone number including area code: (703) 925-6000


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.02 par value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes   No

Indicate  by  check mark if disclosure of delinquent filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of August 29, 1997, the aggregate market value of the Common Stock of the Registrant (based upon the average bid and asked prices of the Common Stock as reported by the National Association of Securities Dealers, Inc. through its Automated Quotation System) held by nonaffiliates of the Registrant was approximately $101,541,101.

As of August 29, 1997, 7,110,934 shares of Common Stock of the Registrant were outstanding.

                   Documents Incorporated by Reference

                                  None


                        EXPLANATORY NOTE

     Item 7 is hereby amended by deleting such Item in its entirety and replacing it with the Item attached hereto and filed herewith. The purpose of the amendment is to expand Management's Discussion and Analysis of Results of Operation and Financial Condition for the fiscal year ended December 31, 1996 by including a review of each component of operating expense on a per available seat mile ("ASM") basis.

Item 7.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

     Overview

     In 1996, the Company posted record net income of $19.2 million, compared to net income of $12.9 million for 1995 and a net loss of $25.1 million in 1994. The improvement from 1994 to 1996 reflects increases in the Company's yields and a reduction in its break-even passenger load factor. Management believes that these improvements are attributable to the benefits realized from the 1994 restructuring plan, the Company's renewed emphasis on and improvements in yield management, increased passenger demand and a generally improved economic environment for airlines.

Year Ended December 31, 1996 Compared with Year Ended
December 31, 1995

     Operating Revenues

     The Company's operating revenues increased 16.2% to $182.5 million in 1996, compared to $157.0 million in 1995. The increase resulted from a 13.4% increase in yield per revenue passenger mile ("RPM") to 50.0 cents in 1996, compared to 44.1 cents in 1995, and a 2.9% increase in RPMs. The increased traffic as measured in RPMs reflects a 5.5% increase in ASMs, which is partially offset by a decrease in passenger load factor of 1.2 percentage points. Total passengers for the year ended December 31, 1996 increased 2.7% over the year ended December 31, 1995, and length of haul was unchanged.

     Management believes that industry fare increases in 1996 resulted in part from the expiration of the ticket tax on December 31, 1995. The amount of the increases caused by this factor cannot be determined, nor can the impact on revenue that resulted from the reinstatement of the tax on August 27, 1996. The ticket tax was most recently reinstated effective March 7, 1997, with an expiration date of September 30, 1997.

     Operating Expenses

     The Company's operating expenses increased 12.6% in 1996 over 1995, reflecting increased ASMs and unit costs. Unit costs before reversals of restructuring charges increased 6.6% to 21.1 cents in 1996, compared to 19.8 cents in 1995, reflecting increases in passenger- and revenue-related costs (traffic commissions and booking fees) associated with a 13.4% increase in yield, increased profit sharing costs related to the higher net income in 1996 and a 28.6% increase in the total cost of fuel.

     A summary of operating expenses as a percentage of operating revenue and operating cost per ASM for the years ended December
31, 1995 and 1996 is as follows:




                                    Year Ended December 31,
                                      1995            1996
                             Percent             Percent
                               of                  of
                             Operating   Cost    Operating     Cost
                             Revenues   per ASM  Revenues      per ASM
                                        (cents)                (cents)

     Salaries and related        25.9%    5.7    24.4%          5.8
     costs
     Aircraft fuel                8.5%    1.8    9.4%    2.2

     Aircraft maintenance and     9.7%    2.1    9.2%    2.2
     materials
     Aircraft rentals and        18.8%    4.0    18.3%   4.3
     landing fees
     Traffic commissions and     16.5%    3.5    15.6%   3.7
     related fees
     Depreciation and             1.4%     .3    1.6%     .4
     amortization
     Other                       11.3%    2.4    10.7%   2.5

          Total (before
     reversals of
     restructuring               92.1%   19.8    89.2%   21.1
            charges)


     ASMs increased 5.5% during 1996 compared to 1995 as a result of the addition of three aircraft and a 5.7% increase in block hours. Total cost per ASM increased on a year over year basis primarily due to the increased cost of fuel, increases in aircraft rental expense and landing fees from additional aircraft and additional traffic commissions and related fees resulting from a 16.3% increase in total operating revenue.

     Salaries and related costs per ASM increased to 5.8 cents in 1996 compared to 5.7 cents in 1995. The increase resulted from additional flight payroll related to a contractual increase in May 1996 and an 80.4% increase in profit sharing year over year. In absolute dollars, salaries and related expenses increased 9.1% from $40.7 million in 1995 to $44.4 million in 1996.

     The cost per ASM of aircraft fuel increased to 2.2 cents in 1996 compared to 1.8 cents in 1995. The total cost of fuel per gallon increased 20.5% due to increases in aircraft fuel prices and the 4.3 cents per gallon fuel tax imposed by the federal government in October 1995. The average cost per gallon, including into-plane fees, was 82.8 cents in 1996 and 68.7 cents in 1995. In absolute dollars, aircraft fuel expense increased 28.6% from $13.3 million in 1995 to $17.1 million in 1996.

     The cost per ASM of aircraft maintenance and materials increased to 2.2 cents in 1996 compared to 2.1 cents in 1995. The increased maintenance expense resulted primarily from an increase in the average age of the fleet, the expiration of warranty coverage on certain aircraft and rate increases in contract maintenance for engines. In absolute dollars, aircraft maintenance and materials expense increased 9.8% from $15.3 million in 1995 to $16.8 million in 1996.

     The cost per ASM of aircraft rentals and landing fees increased to 4.3 cents in 1996 compared to 4.0 cents in 1995. The increased expenses reflect two additional J-41 aircraft delivered in 1996 and the full year effect of aircraft delivered in 1995. In absolute dollars, aircraft rentals and landing fees increased 12.9% from $29.5 million in 1995 to $33.3 million in 1996.

     The cost per ASM of traffic commissions and related fees increased to 3.7 cents in 1996 compared to 3.5 cents in 1995. The increased commission reflects the increase in passenger revenue and contractual increases in program fees paid to United. Commission rates fluctuate based on the mix of commissionable and non-commissionable tickets, and have changed due to a cap on the total amount of commission that travel agents can claim. Commission as a percentage of total passenger revenue averaged 7.4% in 1996 and 8.0% in 1995. Related fees include program fees to United and segment booking fees for reservations. In absolute dollars, traffic commissions and related fees increased 10.4% from $25.9 million in 1995 to $28.6 million in 1996.

     The cost per ASM of depreciation and amortization increased to 0.4 cents in 1996 compared to 0.3 cents in 1995. The increase results primarily from the acquisition of additional rotable spare parts associated with additional J-41 aircraft, improvements to aircraft, leasehold improvements and purchases of computer equipment. There were no significant changes in amortization in either 1996 or 1995. In absolute dollars, depreciation and amortization expense increased 27.3% from $2.2 million in 1995 to $2.8 million in 1996.

     The cost per ASM of other operating expenses increased to
2.5 cents in 1996 compared to 2.4 cents in 1995. The increased expenses are primarily attributable to increased glycol costs resulting from relatively severe winter weather, additional pilot training costs and increased legal fees. In absolute dollars, other operating expenses increased 9.6% from $17.8 million in 1995 to $19.5 million in 1996.

     As a result of the foregoing components, total operating expenses before reversals of restructuring charges were approximately $162.6 million for 1996, an increase of 12.4% compared to $144.6 million in 1995. Total ASMs increased 5.5% year over year and the cost per ASM increased from 19.8 cents for 1995 to 21.1 cents for 1996.

     The Company reversed excess restructuring reserves of $426,000 in 1996 (0.1 cents per ASM) and $521,000 in 1995 (0.1 cents per ASM). The Company established the reserves with a charge of $8.1 million in 1994. The reversals reflected remaining unused reserves for pilot requalification, return conditions, spare parts reconciliation and miscellaneous professional fees. As of December 31, 1996, there were no remaining reserves related to the restructuring.

     Interest expense, net of interest income, was $700,000 in 1996 and $1.7 million in 1995. The decreased expense reflects reduced borrowings under the Company's accounts receivable financing facility and the early retirement of a $4.0 million convertible term note to British Aerospace in December 1995.

     The Company recorded a provision for income taxes of approximately $500,000 for 1996, compared to a benefit of approximately $1.2 million in 1995. The benefit recorded in 1995 reflects the recognition of the deferred tax asset of $1.5 million in the fourth quarter of 1995, net of valuation allowance. The 1996 effective tax rate of approximately 2.3% is significantly less than the statutory federal and state rates due principally to the full utilization of net operating loss carryforwards and the elimination of the valuation allowance. The Company has recorded a net deferred tax asset of $3.1 million at December 31, 1996. The Company expects the effective tax rate in 1997 to approximate statutory federal and state rates. There are no net operating loss carryforwards available for 1997.

     For fiscal year 1996 the Company earned net income of $19.2 million, compared to net income of $12.9 million for fiscal year 1995. The Company's 1996 results included a provision for income taxes at a 2.3% effective tax rate and a reversal of excess restructuring reserves of $426,000. The Company's 1995 results included a $1.2 million tax benefit, a reversal of excess restructuring reserves of $521,000 and an extraordinary gain of $400,000 related to the early retirement of certain debt. The Company's income before income tax provision and extraordinary item for 1996 was $19.6 million, compared to $11.3 million for 1995.

Year Ended December 31, 1995 Compared with Year Ended
December 31, 1994

     Operating Revenues

     The Company's operating revenues decreased 1.2% from $158.9 million in 1994 to $157.0 million in 1995, primarily as a result of an 11.3% decrease in RPMs that was caused by a 7.9% decrease in passengers carried due to elimination of less profitable routes as part of the Company's restructuring. Yield per RPM increased 11.1% from 39.7 cents in 1994 to 44.1 cents in 1995. Load factor increased 3.4 points in 1995 due to a 17.5% decrease in ASMs.

     Operating Expenses

     Unit costs increased 4.8% from 18.9 cents before restructuring charges in 1994 to 19.8 cents before reversals of restructuring charges in 1995 as a result of a 17.5% decrease in ASMs caused by the 1994 restructuring plan. The increased unit costs also resulted from passenger- and revenue-related costs associated with the higher yield and load factor and the costs of profit sharing in 1995.

     A summary of operating expenses as a percentage of operating revenues and operating cost per ASM for the years ended December
31, 1994, and 1995 is as follows:


                                    Year Ended December 31,
                                      1994            1995
                             Percent           Percent
                              of                 of
                             Operating Cost    Operating  Cost
                             Revenues  per ASM Revenues   per ASM
                                       (cents)            (cents)

     Salaries and related        26.2%    4.7     25.9%  5.7
     costs
     Aircraft fuel                9.6%    1.7      8.5%  1.8

     Aircraft maintenance and    14.1%    2.5      9.7%  2.1
     materials
     Aircraft rentals and        25.3%    4.5     18.8%  4.0
     landing fees
     Traffic commissions and     16.3%    2.9     16.5%  3.5
     related fees
     Depreciation and             1.5%     .3      1.4%   .3
     amortization
     Other                       13.0%    2.3     11.3%  2.4

          Total (before
     restructuring charges and  106.0%   18.9    92.1%   19.8
            reversals)

     ASMs decreased 17.5% during 1995 compared to 1994 as a result of the replacement of the larger-capacity Embraer Brasilia ("EMB-120") and deHavilland ("DASH-8") aircraft with J-41 aircraft as part of the Company's restructuring. This had the effect of generally increasing the cost per ASM statistics on a year over year basis in addition to the changes in costs described below.

     Salaries and related costs per ASM increased to 5.7 cents in 1995 compared to 4.7 cents in 1994. The increase resulted primarily from the reduction in ASMs created by the reduction in the Company's fleet in 1994 and 1995 and profit sharing expense in 1995 that did not exist in 1994. In absolute dollars, salaries and related expenses decreased 2.2% from $41.6 million in 1994 to $40.7 million for 1995 due to reductions in flight crews and ground personnel.

     The cost per ASM of aircraft fuel increased to 1.8 cents in 1995 compared to 1.7 cents in 1994. The increase resulted primarily from the reduction ASMs and a 2.5% increase in the total cost per gallon of fuel in 1995 over 1994. The average cost per gallon, including into-plane fees, was 68.7 cents in 1995 and
67.0 cents in 1994. In absolute dollars, aircraft fuel expense decreased 12.5% from $15.2 million in 1994 to $13.3 million in 1995 due to the use of more fuel efficient J-41 aircraft rather than EMB-120 and DASH-8 aircraft.

     The cost per ASM of aircraft maintenance and materials decreased to 2.1 cents in 1995 compared to 2.5 cents in 1994, primarily due to the Company's replacement of more costly EMB-120 and DASH-8 aircraft with new J-41 aircraft that were covered by warranty. In absolute dollars, aircraft maintenance and materials expense decreased 31.7% from $22.3 million in 1994 to $15.3 million in 1995.

     The cost per ASM of aircraft rental and landing fees decreased to 4.0 cents in 1995 compared to 4.5 cents in 1994. The decrease resulted from the elimination of the more costly EMB-120 and DASH-8 aircraft and was partially offset by increased rental expense related to the 1995 deliveries of nine J-41 aircraft. In absolute dollars, aircraft rental and landing fees decreased 26.6% from $40.1 million in 1994 to $29.5 million in 1995.

     The cost per ASM of traffic commissions and related fees increased to 3.5 cents in 1995 compared to 2.9 cents in 1994. The increase reflects the reduction in ASMs as well as contractual increases in program fees paid to United. Commission rates fluctuate based on the mix of commissionable and non-commissionable tickets, and have changed due to a cap on the total amount of commission that travel agents can claim. Commission as a percentage of total passenger revenue averaged 8.0% in 1995 and 7.9% in 1994. Related fees include program fees to United and segment booking fees for reservations. In absolute dollars, traffic commissions and related fees were $25.9 million in 1995 and were relatively unchanged from 1994.

     The cost per ASM of depreciation and amortization expense was 0.3 cents in 1995, unchanged from 1996. There were no significant changes in amortization in 1995. In absolute dollars, depreciation and amortization expense decreased 4.3% from $2.3 million in 1994 to $2.2 million in 1995 due to reduced depreciation from the reduction in spare parts offset by reduced ASMs from the fleet reduction.

     The cost per ASM of other operating expenses increased to
2.4 cents in 1995 compared to 2.3 cents in 1994. Other operating expenses decreased 13.6% from $20.6 million in 1994 to $17.8 million in 1995, primarily due to a reduction in facility rental expense, reduced glycol expense and reduced hull insurance expense.

     As a result of the foregoing components, total operating expenses before reversals of restructuring charges were approximately $144.6 million in 1995, a decrease of 14.0% compared to $168.1 million before restructuring charges in 1994. Total ASMs decreased 17.5% year over year and the cost per ASM before restructuring charges and reversals increased from 18.9 cents for 1994 to 19.8 cents for 1995.

     Amortization and write-off of intangible assets were negligible in 1995. In 1994 the Company wrote off $6.0 million related to EMB-120 aircraft purchase options as part of its restructuring plan.

     Restructuring expense and reversals resulted in a $521,000 credit in 1995 and an expense of $8.1 million in 1994. The credit in 1995 reflected elimination of remaining unused restructuring reserves for pilot requalification, return conditions, spare parts reconciliation and miscellaneous professional fees. The restructuring charge of $8.1 million in 1994 consisted primarily of reserves for EMB-120 and DASH-8 return conditions, maintenance base closings and the elimination of the Company's Florida operation.

     Interest expense, net of interest income, was $1.7 million in 1995 and $2.2 million in 1994. Interest expense was lower in 1995 than in 1994 due to reduced borrowings on the Company's receivables facility and reduced borrowings from British
Aerospace.

     In the first quarter of 1995 the Company borrowed $4.0 million under a convertible term loan agreement. On December 29, 1995, the Company prepaid the note at a discount, resulting in an extraordinary gain of $400,000.

     The Company recorded a deferred tax asset, net of valuation allowance, and a corresponding income tax benefit of $1.5 million in the fourth quarter of 1995. Realization of the deferred tax asset depended upon the Company generating pretax income of at least $4.0 million in 1996. Based on the operating results in 1995, management believed that it was more likely than not that the Company would achieve at least this level of pretax income in 1996. The Company's actual pretax income for 1995 was $11.3 million.

     The Company recorded a provision for income taxes, before the income tax benefit of $1.5 million, of approximately $300,000 for 1995. This provision is insignificant in relation to pretax income of approxi- mately $11.3 million due to the utilization of net operating losses. The net operating loss carryforward for 1995 was $14.7 million.

     Overall cost per ASM decreased to 19.7 cents in 1995 compared to 20.5 cents in 1994. 1995 cost per ASM included a reversal of excess restructuring charges of 0.1 cents. The restructuring charges of 1.6 cents per ASM in 1994 consisted primarily of reserves for EMB-120 and DASH-8 return conditions, maintenance base closing and the elimination of the Company's Florida operation.

     For fiscal year 1995 the Company earned net income of $12.9 million, compared to a net loss of $25.1 million for fiscal year 1994. The Company's 1995 results included a $1.2 million income tax benefit, a reversal of excess restructuring reserves of $521,000 and an extraordinary gain of $400,000 related to the early retirement of certain debt. The Company's 1994 results included a $6.0 million writeoff of aircraft purchase options and restructuring charges of $8.1 million. The Company's income before income tax provision and extraordinary item for 1995 was $11.3 million, or $1.20 per fully diluted share, compared to a loss of $25.1 million, or $(3.67) per fully diluted share, for 1994.



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 29, 1997.
                                      ATLANTIC COAST AIRLINES,
                                      INC.

                                 By:  /s/  C. Edward Acker
                                      C. Edward Acker
                                      Chairman of the Board of
                                      Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 29, 1997.


/s/  C. Edward Acker
C. Edward Acker
Chairman of the Board of Directors

/s/  Kerry B. Skeen
Kerry B. Skeen
President and Chief Executive Officer
(principal executive officer)

/s/  Paul H. Tate
Paul H. Tate
Senior Vice President and Chief Financial
Officer (principal financial and
accounting officer)


/s/  Robert E. Buchanan
Robert E. Buchanan, Director

/s/  Joseph W. Elsbury
Joseph W. Elsbury, Director

/s/  James J. Kerley
James J. Kerley, Director

/s/ James C. Miller
James C. Miller, Director

/s/  John M. Sullivan
John M. Sullivan, Director