Form 10-Q/A
period 1997-03-31
ATLANTIC COAST AIRLINES INC
filed 1997-09-04
CIK 904020

United States
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q/A
(Mark One)

  X       Quarterly report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1997.  [No Fee Required]

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

As of August 29, 1997, 7110,934 shares of Common Stock of the Registrant were outstanding.

                   Documents Incorporated by Reference

                                  None


                        EXPLANATORY NOTE

     Item 2 is hereby amended by deleting from such Item the section entitled "Comparison of three months ended March 31, 1997, to three months ended March 31, 1996" and replacing such section with the section attached hereto and filed herewith. The purpose of the amendment is to expand Management's Discussion and Analysis of Results of Operation and Financial Condition for the quarterly period ended March 31, 1996 by including a review of each component of operating expense on a per available seat mile ("ASM") basis.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations



                 *         *         *         *

Comparison of Three Months ended March 31, 1997, to Three
Months Ended March 31, 1996

     Overview

     In the three months ended March 31, 1997, the Company earned income before provision for income taxes of $988,000 compared to $635,000, excluding restructuring reversals, in the three months ended March 31, 1996.

     Operating Revenues

     The Company's operating revenue increased 8.4% from $37.9 million in the first quarter of 1996 to $41.1 million in the first quarter of 1997. The increase resulted from a 7.6% increase in available seat miles ("ASMs") and an 8.4% increase in yield per revenue passenger mile from 51.0 cents in the first quarter of 1996 to 55.3 cents. The increase in ASMs was primarily the result of a completion factor improvement of 7.4 points from 88.3% in the first quarter of 1996 to 95.7% in the first quarter of 1997. This increase was offset by a 2.7 point decrease in load factor quarter over quarter. Total passenger levels showed a slight decline of 0.2% on a quarter over quarter basis. The Company's break-even passenger load factor for the first quarter of 1997 declined to 38.2% as compared to 40.9% for the first quarter of 1996.

     The Company's average passenger fare increased as a result of the effect of industry-wide fare increases and the Company's improved yield management. Management believes that recent industry fare increases resulted in part from the temporary expiration of the ticket tax on two separate occasions -- from January 1, 1996 through August 26, 1996, and from January 1, 1997 through March 6, 1997. Consistent with industry practice, the Company did not collect the ticket tax during these periods. The ticket tax was most recently reinstated effective March 7, 1997, with an expiration date of September 30, 1997.

     Operating Expenses

     The Company's operating expenses increased 9.1% in the first quarter of 1997 compared to the first quarter of 1996, or 8.3% before reversals of restructuring charges, due primarily to a 7.6% ASM increase, increased passenger-related costs (traffic commissions and related fees), increased pilot wages, additional aircraft rent expense and an increase in the total cost of fuel. In the first quarter of 1996 operating expenses included a reversal of excess restructuring reserves of $263,000. Unit costs before reversals of restructuring charges increased 0.5% to 21.4 cents in the first quarter of 1997 compared to 21.3 cents in the first quarter of 1996.

     An unaudited summary of operating expenses as a percentage of operating revenues and operating cost per ASM for the three months ended March 31, 1996 and 1997 is as follows:

                                Three Months Ended March 31,
                                    1996            1997
                              Percent            Percent
                                of                of
                              Operating  Cost    Operating  Cost
                              Revenuues  per ASM Revenues   per ASM
                                         (cents)            (cents)

     Salaries and related       28.0%     6.1    28.3%   6.1
     costs
     Aircraft fuel               9.8%     2.1    10.5%   2.3

     Aircraft maintenance and    9.7%     2.1    9.1%    2.0
     materials
     Aircraft rentals and       21.0%     4.6    20.2%   4.5
     landing fees
     Traffic commissions and    16.0%     3.5    15.4%   3.4
     related fees
     Depreciation and            1.7%      .4    1.8%     .4
     amortization
     Other                      11.5%     2.5    12.2%   2.7

          Total (before
     reversals of
     restructuring              97.7%    21.3     97.5%   21.4
            charges)

     ASMs increased 7.6% in the first quarter of 1997 compared to the first quarter of 1996 as a result of a 6.9% increase in block hours and the addition of two aircraft. Cost per ASM increased on a quarter over quarter basis due to increases in the cost of fuel and other operating expenses.

     Salaries and related costs per ASM were unchanged at 6.1 cents for the first quarter of 1997 compared to the first quarter of 1996 despite a 21.8% increase in profit sharing, additional flight crew hours and ground personnel and contractual wage increases for pilots and flight attendants effective March 1, 1997, and May 1, 1996 respectively. In absolute dollars, salaries and related costs increased 8.4% from $10.7 million in the first quarter of 1996 to $11.6 million in the first quarter of 1997.

     The cost per ASM of aircraft fuel increased to 2.3 cents in the first quarter of 1997 compared to 2.1 cents in the first quarter of 1996. The increase in fuel expense resulted from a 9.5% increase in average fuel price per gallon. Aircraft fuel prices fluctuate with a variety of factors, including the price of crude oil, and future increases or decreases cannot be predicted with a high degree of certainty. There is no assurance that further increases will not adversely affect the Company's operating costs. During the latter half of the first quarter of 1997, however, the price of fuel moderated to levels more closely reflecting 1996 prices. In absolute dollars, aircraft fuel expense increased 16.2% from $3.7 million in the first quarter of 1996 to approximately $4.3 million in the first quarter of 1997.

     The cost per ASM of aircraft maintenance and materials decreased to 2.0 cents in the first quarter of 1997 compared to
2.1 cents in the first quarter of 1996. During the first quarter of 1997, the Company recognized credits of approximately $400,000 for manufacturer penalties related to engine overhauls and dispatch reliability, that were offset by increased maintenance related to the addition of two J-41 aircraft and the expiration of warranty coverage for certain aircraft. In absolute dollars, aircraft maintenance and materials expense was $3.7 million in the first quarter of 1997 and was unchanged from the first quarter of 1996.

     The Company's maintenance accounting policy is a combination of expensing events as incurred and accruals for maintenance events. Maintenance accruals are estimated on a cost per flight hour or per cycle basis for all aircraft, including those under warranty.

     The cost per ASM of aircraft rentals and landing fees decreased to 4.5 cents in the first quarter of 1997 compared to
4.6 cents in the first quarter of 1996 despite increased rent and landing fees associated with the two additional J-41 aircraft delivered during the first quarter of 1997 and increased landing fees at certain of the airports the Company serves. In absolute dollars, aircraft rentals and landing fees increased 3.8% from $8.0 million in the first quarter of 1996 to $8.3 million in the first quarter of 1997.

     The cost per ASM of traffic commissions and related fees decreased to 3.4 cents in the first quarter of 1997 compared to
3.5 cents in the first quarter of 1996 despite a 9.1% increase in passenger revenue and contractual rate increases in program fees paid to United. In absolute dollars, traffic commissions and related fees increased 3.3% from $6.1 million in the first quarter of 1996 to $6.3 million in the first quarter of 1997.

     The cost per ASM of depreciation and amortization was unchanged at 0.4 cents for the first quarter of 1997 compared to first quarter of 1996, despite the acquisition of rotable spare parts associated with additional aircraft, ground equipment, improvements to aircraft, facility leasehold improvements and other capital expenditures since the first quarter of 1996. In absolute dollars, depreciation and amortization increased 12.3% from $641,000 in the first quarter of 1996 to $720,000 in the first quarter of 1997.

     The cost per ASM of other operating expenses increased to
2.7 cents in the first quarter of 1997 compared to 2.5 cents in the first quarter of 1996. The increase resulted primarily from out of period adjustments in the first quarter of 1996, consisting of reversals of prior period accruals for denied boarding compensation and passenger claims expense of approximately $400,000 and a manufacturer credit of approximately $200,000. In absolute dollars, other operating expenses increased 16.3% from $4.3 million in the first quarter of 1996 to $5.0 million in the first quarter of 1997.

     As a result of the foregoing components, total cost per ASM increased to 21.4 cents in the first quarter of 1997 compared to
21.3 cents before reversals of restructuring charges in the first quarter of 1996. The first quarter of 1996 included a reversal of excess restructuring reserves of (0.2) cents per ASM. Total ASMs increased 7.6% and, in absolute dollars, total operating expenses increased 9.3% from $36.7 million in the first quarter of 1996 to $40.1 million in the first quarter of 1997.

     The Company's effective tax rate for the first quarter of 1997 was approximately 29%. This estimated effective tax rate is lower than the statutory rate due to revisions of income estimates and permanent differences. The Company expects that in future periods the estimated effective tax rate will more closely approximate the statutory rate for state and federal taxes of approximately 39%.

     In the first quarter of 1997, the Company posted net income of $703,000 compared to net income of $862,000 for the first quarter of 1996. The Company's first quarter of 1997 results reflect a provision for income taxes that assumes an estimated effective tax rate of 29%, compared to an estimated effective tax rate of 4% for the first quarter of 1996 due to the existence of a net operating loss carryforward. In the first quarter of 1997, the Company earned income before income tax provision of $988,000, compared to $898,000 in the first quarter of 1996. During the first quarter of 1997, the Company generated operating income of $1.0 million compared to $1.1 million for the first quarter of 1996. Results for the first quarter of 1996 include a reversal of excess restructuring reserves of $263,000.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ATLANTIC COAST AIRLINES, INC.



August 29, 1997                  By:  /s/  Paul H. Tate

                                      Paul H. Tate
                                      Senior Vice President and
                                      Chief Financial Officer



August 29, 1997                  By:  /s/  Kerry B. Skeen

                                      Kerry B. Skeen
                                      President and
                                      Chief Executive Officer