Form 10-Q
period 1997-09-30
ATLANTIC COAST AIRLINES INC
filed 1997-11-14
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                    Yes   X        No

As of November 10, 1997, there were 7,186,099 shares of common stock, par value $.02 per share, outstanding.



Part I.  Financial Information
         Item 1. Financial Statements
                                         Atlantic Coast Airlines, Inc.
                                                        and Subsidiary
                                           Consolidated Balance Sheets
                                              December 31, September 30,
(In thousands except for share data and par          1996           1997
values)                                                       (Unaudited)
Assets
Current:
    Cash and cash equivalents                  $  21,470      $  27,008
    Short term investments                             -         16,333
    Accounts receivable, net                      15,961         20,996
    Expendable parts and fuel inventory, net       1,759          2,552
    Prepaid expenses and other current assets      2,554          2,609
        Total current assets                      41,744         69,498
Property and equipment, net of accumulated
       depreciation and amortization              16,157         39,539
Preoperating costs, net of accumulated
       amortization                                  225          1,594
Intangible assets, net of accumulated              2,882          2,670
       amortization
Deferred tax asset                                 3,140          3,140
Debt issuance costs, net of accumulated                -          3,350
amortization
Aircraft deposits                                    570         17,480
Other assets                                          40             17
        Total assets                           $  64,758      $ 137,288
Liabilities and Stockholders' Equity
Current:
    Accounts payable                           $   3,770      $   3,035
    Current portion of long-term debt              1,319          1,499
    Current portion of capital lease               1,497          1,648
            obligations
    Accrued liabilities                           17,376         22,656
        Total current liabilities                 23,962         28,838
Long-term debt, less current portion               2,407         73,110
Capital lease obligations, less current            3,266          2,672
        portion
Deferred credits                                     486          3,251
        Total liabilities                         30,121        107,871
Stockholders' equity:
Preferred Stock, $.02 par value per share;
shares authorized 5,000,000; no shares
issued or outstanding in 1996 or 1997                  -              -
Common stock: $.02 par value per share;
shares authorized 15,000,000; shares issued
8,498,910 in 1996 and 8,607,599 in 1997              170            172
Class A common stock: nonvoting; par value;
$.02 stated value per share; shares
authorized 6,000,000; no shares issued or              -              -
outstanding
Additional paid-in capital                         37,689         37,979
Less: Common stock in treasury, at cost,             (125)       (17,069)
12,500 shares in 1996, 1,472,500 shares in
1997
Accumulated earnings (deficit)                     (3,097)         8,335
        Total stockholders' equity                 34,637         29,417
        Total liabilities and stockholders'     $  64,758      $ 137,288
               equity
    See accompanying notes to the consolidated financial statements.


                                       Atlantic Coast Airlines, Inc.
                                                      and Subsidiary
                               Consolidated Statements of Operations
                                                         (Unaudited)

Three months ended September 30,
(In thousands)                                          1996               1997
Operating revenues:
                                                  $                  $
Passenger                                              48,737             54,159
Other                                                     804                705
   Total operating revenues                            49,541             54,864

Operating expenses:
Salaries and related costs                             10,802             12,039
Aircraft fuel                                           4,321              4,514
Aircraft maintenance and materials                      4,735              4,908
Aircraft rentals                                        7,339              7,745
Traffic commissions and related fees                    7,477              8,937
Depreciation and amortization                             772                877
Other                                                   6,421              6,790
        Total operating expenses                       41,867             45,810

Operating income                                        7,674              9,054

Other income (expense):
Interest expense                                        (209)            (1,142)
Interest income                                           108                494
Other income                                              (4)               (55)
Total other expense                                     (105)              (703)

Income before income tax provision                      7,569              8,351
Income tax provision                                      438              3,507

Net income                                            $ 7,131            $ 4,844

Earnings per common and common equivalent shares:
              -primary                                  $0.79              $0.63
              -fully diluted                            $0.79              $0.50
Weighted average common and common equivalent shares:
              -primary                                  8,996              7,698
              -fully diluted                            8,996             10,881
   See accompanying notes to the consolidated financial statements.


                                       Atlantic Coast Airlines, Inc.
                                                      and Subsidiary
                               Consolidated Statements of Operations
                                                         (Unaudited)

Nine months ended September 30,
(In thousands)                                         1996            1997
Operating revenues:
Passenger                                          $ 135,433       $ 147,209
Other                                                  2,330           1,989
    Total operating revenues                         137,763         149,198

Operating expenses:
Salaries and related costs                            32,802          35,772
Aircraft fuel                                         12,224          13,041
Aircraft maintenance and materia                      12,720          11,916
Aircraft rentals                                      21,799          22,855
Traffic commissions and related fees                  21,242          23,975
Depreciation and amortization                          2,061           2,363
Other                                                 17,346          19,217
     Restructuring charges (reversals)                  (426)              -
        Total operating expenses                     119,768         129,139

Operating income                                      17,995          20,059

Other income (expense):
Interest expense                                        (758)         (1,792)
Interest income                                          154             787
Other expense                                            (13)            (68)
Total other expense                                     (617)         (1,073)

Income before income tax provision                     17,378          18,986
Income tax provision                                      920           7,555

Net income                                           $ 16,458        $ 11,431

Earnings per common and common equivalent shares:
              -primary                                  $1.83           $1.33
              -fully diluted                            $1.83           $1.23
Weighted average common and common equivalent shares:
              -primary                                  8,969           8,599
              -fully diluted                            8,969           9,772
   See accompanying notes to the consolidated financial statements.



                                         Atlantic Coast Airlines, Inc.
                                                        and Subsidiary
                                 Consolidated Statements of Cash Flows
                                                           (Unaudited)

Nine months ended September 30,
(In thousands)                                        1996      1997
Cash flows from operating activities:
   Net income                                           $ 16,458        $ 11,431

Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Depreciation and amortization                         2,061          2,363
     Provision for uncollectible accounts                     95             60
     Amortization of deferred financing costs                 23            147
     Amortization of deferred credits                        (16)           (83)
     Loss on disposal of fixed assets                          -            393
      Changes in operating assets and liabilities:
       Accounts receivable                                (4,346)        (5,095)
       Expendable parts and fuel inventory                   207           (792)
       Prepaid expenses and other current assets             289            (55)
       Preoperating costs                                      -         (1,555)
       Accounts payable                                      418          1,264
       Accrued liabilities                                 1,198          5,280
Net cash provided by operating activities                 16,387         13,358
Cash flows from investing activities:
   Purchase of property and equipment                     (1,250)       (24,305)
   Increase in short term investments                          -        (16,333)
   Increase in aircraft and other deposits                   (61)       (16,887)
Net cash used in investing activities                     (1,311)       (57,525)
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                    -         73,930
   Repayments of long-term debt                             (960)        (3,047)
   Payments of capital lease obligations                    (848)        (1,957)
   Net increase in lines of credit                             6              -
   Due from financial institution                              -              -
   Increase in deferred credits                              512            848
   Increase in intangible assets                            (230)        (3,417)
   Proceeds from exercise of stock options                   327            292
   1995 cumulative preferred dividends paid in              (335)             -
1996
   Redemption of Series A cumulative convertible
preferred stock                                           (3,825)             -
   Purchase of common stock                                    -        (16,944)
Net cash (used in) provided by financing                  (5,353)        49,705
activities
Net increase in cash and cash equivalents                  9,723          5,538
Cash and cash equivalents, beginning of period             8,396         21,470
Cash and cash equivalents, end of period                $ 18,119      $  27,008

      See accompanying notes to the consolidated financial statements.


             ATLANTIC COAST AIRLINES, INC. AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Information as of September 30, 1997, and for the nine months ended
                   September 30, 1997, is unaudited)

1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Atlantic Coast Airlines, Inc. ("ACAI") and its subsidiary, Atlantic Coast
Airlines ("ACA"), (ACAI and ACA, together, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the three and nine month periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 1997. Certain amounts as previously reported have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

Recently, the American Institute of Certified Public Accountants issued a proposed statement of position on accounting for start-up costs, including preoperating costs related to the introduction of new fleet types by airlines. The proposed accounting guidelines would require companies to expense start-up costs as incurred. If the Financial Accounting Standards Board approves the proposed guidelines, as expected, the Company believes the guidelines will most likely take effect for fiscal years beginning after December 15, 1998. Presently, the Company is deferring certain start-up costs related to the introduction of the Canadair Regional Jets, Series 200 ER ("CRJ") and will amortize such costs to expense ratably over four years. Should the proposed guidelines become effective as proposed, the Company would be required to expense any unamortized amounts of its previously capitalized start-up costs in the first quarter of 1999, and such costs would be expensed as incurred.


2.  SHORT TERM INVESTMENTS

As of September 30, 1997, the Company held $16.3 million of commercial paper and municipal debt securities. The Company has classified these investments as "available for sale" pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities (SFAS
115)". The amortized costs of such investments as of September 30, 1997, approximates fair market value due to the short term nature of the related maturities. Accordingly, no adjustment has been made to the stockholders equity section for any unrealized differences.


3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                            December 31,  September 30,
(In thousands)                                     1996          1997

Flight equipment, including rotable parts       $14,014       $37,068
Maintenance and ground equipment                  3,380         3,846
Improvements to aircraft                          2,350         2,398
Computer hardware and software                    1,464         1,854
Furniture and fixtures                              296           422
Leasehold improvements                              619         1,618
                                                 22,123        47,206
Less:  Accumulated depreciation and
amortization                                      5,966          7,667
                                                $16,157       $39,539







4.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:
                                           December 31, September 30,
(In thousands)                                    1996          1997

Accrued payroll and employee benefits           $4,929        $6,165
Accrued income taxes                               103         3,151
Accrued interest                                     -         1,016
Air traffic liability                            2,703         1,857
Reservations and handling                        2,454         2,413
Engine overhaul costs                            3,311         3,440
Fuel                                             1,196           818
Other                                            2,680         3,796
                                               $17,376       $22,656


5.  DEBT

Pursuant to a Purchase Agreement executed on June 27, 1997, between the Company and Alex. Brown & Sons, Incorporated and The Robinson-Humphrey Company, Inc. as Initial Purchasers, on July 2, 1997, the Company issued $50.0 million aggregate principal amount of 7.0% Convertible Subordinated Notes due July 1, 2004 (the "Notes"), pursuant to Rule 144A under the Securities Act of 1933, and received net proceeds of approximately $48.3 million related to the sale of the Notes. On July 18, 1997 the Company issued an additional $7.5 million aggregate principal amount of the Notes to cover over-allotments, and received net proceeds of $7.3 million related to the exercise of the over-allotment option.

The Notes are convertible into shares of Common Stock, par value $0.02 of the Company (the "Common Stock") by the holders at any time after sixty days following the latest date of original issuance thereof and prior to maturity, unless previously redeemed or repurchased, at a conversion price of $18.00 per share, subject to certain adjustments. Interest on the Notes is payable on April 1 and October 1 of each year, commencing October 1, 1997. The Notes are not redeemable by the Company until July 1, 2000. Thereafter, the Notes will be redeemable, at any time, on at least 15 days notice at the option of the Company, in whole or in part, at the redemption prices set forth in the Indenture dated July 2, 1997 (the "Indenture"), in each case, together with accrued interest. The Notes are unsecured and subordinated in right of payment in full to all existing and future Senior Indebtedness as defined in the Indenture. The holders of the Notes have certain registration rights with respect to the Notes and the underlying Common Stock.

On April 1, 1997, the Company executed a short-term promissory note for deposits related to the acquisition of CRJs. The promissory note was paid in full on July 2, 1997 from the proceeds of the Notes issued on July 2, 1997 as described above.

During July 1997 the Company retired $3.1 million of certain high interest rate debt from the proceeds of the Notes.


6.  OTHER - AIRCRAFT FINANCING TRANSACTIONS

In September 1997, approximately $112 million of pass through certificates were issued in a private placement by separate pass through trusts, which purchased with the proceeds equipment notes (the "Equipment Notes") issued in connection with (i) leveraged lease transactions relating to four J-41s and six CRJs (delivered or expected to be delivered), all of which are or will be leased to the Company (the "Leased Aircraft"), and (ii) the financing of four J-41s owned by the Company (the "Owned Aircraft"). The Equipment Notes issued with respect to the Owned Aircraft are direct obligations of ACA, guaranteed by ACAI and are included in the accompanying condensed consolidated financial statements.
The Equipment Notes issued
with respect to the Leased Aircraft are not obligations of ACA or guaranteed by ACAI. The Equipment Notes for the owned aircraft carry a weighted average interest rate of approximately 7.5% with three notes maturing at January 1, 2008, and one note maturing January 1, 2010. The aggregate principal amount of the notes is approximately $16.4 million. Aggregate principal payments for the next five years will be approximately $1.0 million in each of the years of 1998 through 2001 and $1.1 million in 2002.


7.  INCOME TAXES

The Company's estimated effective tax rate for the third quarter of 1997 was 42% and is slightly higher than the statutory rate due to revisions in estimates and permanent differences between taxable and book income. The Company estimates that its combined state and federal effective tax rate will remain unchanged during the fourth quarter of 1997.


8.  EARNINGS PER COMMON SHARE

The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of certain shares subject to stock options. On a fully diluted basis, both earnings and shares outstanding are adjusted to assume the conversion of the Notes.

On July 2, 1997, the Company repurchased 1.46 million shares of Common Stock from a subsidiary of British Aerospace PLC ("British Aerospace"). This had the effect of reducing the weighted average number of outstanding common shares for both primary and fully diluted calculations. Fully diluted earnings per share reflects adjustments to net income available for common shareholders for the elimination of related interest expense, net of tax, for the Notes. In addition, the fully diluted weighted average number of outstanding shares was increased by approximately 3.2 million shares to reflect the assumed conversion of the Notes.





















Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Results of Operations

                    Third Quarter Operating Results
                                                            Increase
                                                          (Decrease)
Three months ended September 30,           1996      1997  % Change

Revenue passengers carried                397,563    476,857     19.9%

Revenue passenger miles ("RPMs")          97,895   119,881     22.5%
(000's)
Available seat miles ("ASMs") (000's)     201,271  222,267     10.4%

Passenger load factor                      48.6%    53.9%   5.3 pts
Break-even passenger load factor 1         41.0%    44.9%   3.9 pts
Revenue per ASM (cents)                     24.2     24.4      0.8%
Yield (cents)                               49.8     45.2     (9.2%)
Cost per ASM (cents)                        20.8     20.6     (1.0%)
Average passenger fare                    $122.59   $113.58     (7.4%)
Average passenger segment (miles)            246      251      2.0%
Revenue departures                        35,801   37,661      5.2%
Revenue block hours                       45,043   47,665      5.8%
Aircraft utilization (block hours)           9.5      9.3     (2.1%)
Average cost per gallon of fuel (cents)     81.4     78.4     (3.7%)
Aircraft in service (end of period)           57       60      5.3%



Comparison of three months ended September 30, 1997, to three months ended September 30, 1996.

Results of Operations

           The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company's management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Such factors include, among others, the extent to which the Company's operation of CRJs is coordinated with the marketing and related agreements between the Company and United (the "United Express Agreements"), the costs of implementing CRJ service, the response of the Company's competitors to the Company's business strategy, the ability of the Company to obtain favorable financing terms for its aircraft, market acceptance of the new CRJ service, routes and schedules offered by the Company, the cost of fuel, the weather, general economic conditions, satisfaction of regulatory requirements, and the factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

     General

           In the third quarter of 1997 the Company posted net income of $4.8 million compared to net income of $7.1 million for the third quarter of 1996. The Company's third quarter 1997 results contain a provision for income taxes which approximates the statutory rates. The third quarter of 1996 contained a significantly smaller provision for income taxes due to the existence of a net operating loss carryforward. See Note 7, Condensed Consolidated Financial Statements. In the three months ended September 30, 1997, the Company earned pretax income of $8.4 million compared to $7.6 million in the three months ended September 30, 1996.

     Operating Revenues

           The Company's operating revenues increased 10.7% to $54.9 million in the third quarter of 1997 compared to $49.5 million in the third quarter of 1996. The increase resulted from a 10.4% increase in ASMs and an increase in load factor of 5.3 percentage points, partially offset by a 9.2% decrease in yield.

           The reduction in yield is related in part to the existence of the ticket tax during the entire third quarter 1997 which was not in effect for most of the third quarter 1996. Revenue per ASM improved slightly by 0.8% quarter over quarter. Total passengers increased 19.9% in the third quarter of 1997 compared to the third quarter of 1996.


     Operating Expenses

          The Company's operating expenses increased 9.4% in the third quarter of 1997 compared to the third quarter of 1996 due primarily to a 10.4% increase in ASMs, and a 19.9% increase in passengers. The increase in ASMs reflects the net addition of three British Aerospace Jetstream - 41 ("J-41") aircraft during the first half of 1997.

          A summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended September 30, 1996, and 1997 is as follows:

                                          1996               1997
                                     Percent   Cost     Percent   Cost
                                          of                 of
                                   Operating  per ASM  Operating per ASM

                                    Revenues  (cents)  Revenues  (cents)

  Salaries and related costs           21.8%     5.4     22.0%      5.4
  Aircraft fuel                         8.7%     2.1      8.2%      2.0
  Aircraft maintenance and              9.5%     2.4      8.9%      2.2
      materials
  Aircraft rentals                     14.8%     3.6     14.1%      3.5
  Traffic commissions and related      15.1%     3.7     16.3%      4.0
      fees
  Depreciation and amortization         1.6%     0.4      1.6%      0.4
  Other                                13.0%     3.2     12.4%      3.1
      Total                            84.5%    20.8     83.5%     20.6


           Cost per ASM decreased 1.0% to 20.6 cents during the third quarter of 1997 compared to 20.8 cents during the third quarter of 1996 primarily due to a 10.4% increase in ASMs in the third quarter of 1997 compared to the third quarter of 1996. The increase in ASMs resulted from the net addition of three J-41 aircraft and a 5.8% increase in block hours.

          Salaries and related costs per ASM remained unchanged at 5.4 cents in the third quarter of 1997 compared to the third quarter of 1996. In absolute dollars, salaries and related costs increased 11.5% from $10.8 million in the third quarter of 1996 to $12.0 million in the third quarter of 1997. The increase resulted primarily from additional flight crew hours as well as a contractual rate increase for pilots effective March 1, 1997.

           The cost per ASM of aircraft fuel decreased to 2.0 cents in the third quarter of 1997 compared to 2.1 cents in the third quarter of 1996. In absolute dollars, aircraft fuel expense increased 4.5% from $4.3 million in the third quarter of 1996 to $4.5 million in the third quarter of 1997. The increased fuel cost resulted from the 5.8% increase in block hours, partially offset by a 3.7% decrease in the average cost per gallon of fuel. Aircraft fuel prices fluctuate with a variety of factors, including the price of crude oil, and future increases or decreases cannot be predicted with a high degree of certainty. There is no assurance that future increases will not adversely affect the Company's operating expenses.

           The cost per ASM of aircraft  maintenance and materials  decreased to
2.2 cents in the third quarter of 1997 compared to 2.4 cents in the third quarter of 1996. In absolute dollars, aircraft maintenance and materials expense increased 3.7% from $4.7 million in the third quarter of 1996 to $4.9 million in the third quarter of 1997. The increased expense resulted from an increase in the average age of the fleet, expiration of warranty coverage on certain aircraft, and rate increases in contract maintenance agreements.

          The Company's maintenance accounting policy is a combination of expensing events as incurred and accruals for maintenance events. Maintenance accruals are estimated on a cost per flight hour or per cycle basis for all aircraft, including those under warranty.

           The cost per ASM of aircraft rentals decreased to 3.5 cents for the third quarter of 1997 compared to 3.6 cents for the third quarter of 1996. In absolute dollars, aircraft rentals increased 5.5% from $7.3 million in the third quarter of 1996 to $7.7 million in the third quarter of 1997 reflecting the net addition of three J-41 aircraft.

           The cost per ASM of traffic commissions and related fees increased to
4.0 cents in the third quarter of 1997 compared to 3.7 cents in the third quarter of 1996. In absolute dollars, traffic commissions and related fees increased 19.5% from $7.5 million in the third quarter of 1996 to $8.9 million in the third quarter of 1997. The increase in costs resulted from an 11.1% increase in passenger revenue, a 19.9% increase in passengers, and contractual rate increases in program fees paid to United Airlines, Inc. ("United").

           The cost per ASM of depreciation  and  amortization  was unchanged at
0.4 cents in the third quarter of 1997 compared to the third quarter of 1996. In absolute dollars, depreciation and amortization increased 13.6% from $0.8 million in the third quarter of 1996 to $0.9 million in the third quarter of 1997 primarily as a result of additional spare parts associated with the CRJs and the net addition of three J-41 aircraft.
           The cost per ASM of other operating expenses decreased to 3.1 cents in the third quarter of 1997 from 3.2 cents in the third quarter of 1996. In absolute dollars, other operating expenses increased 5.7% from $6.4 million in the third quarter of 1996 to $6.8 million in the third quarter of 1997. The increased costs result primarily from increased facilities rentals at Washington-Dulles International Airport ("Washington-Dulles").

           As a result of the foregoing changes in operating expenses, and a 10.4% increase in ASMs, total cost per ASM decreased to 20.6 cents in the third quarter of 1997 compared to 20.8 cents in the third quarter of 1996. In absolute dollars, total operating expenses increased 9.4% from $41.9 million in the third quarter of 1996 to $45.8 million in the third quarter of 1997.

           The Company's combined effective tax rate for state and federal taxes during the third quarter of 1997 was approximately 42% as compared to 6.0% for the third quarter 1996 which included the effect of a net operating loss carryforward. The Company estimates that the effective tax rate will remain unchanged in the fourth quarter of 1997.




                     Nine Months Operating Results
                                                               Increase
                                                              (Decrease)

Nine months ended September 30,            1996        1997   % Change

Revenue passengers                     1,093,226  1,200,616      9.8%
Revenue passenger miles ("RPMs")         267,326    298,494     11.7%
(000's)
Available seat miles ("ASMs")            571,896    617,823      8.0%
(000's)
Passenger load factor                      46.7%      48.3%    1.6 pts
Break-even passenger load factor          40.7%       41.7%    1.0 pts
Revenue per ASM (cents)                     23.7       23.8       0.4%
Yield (cents)                               50.7       49.3     (2.7%)
Cost per ASM (cents)2                       21.0       20.9     (0.5%)
Average passenger fare                   $123.88    $122.61     (1.0%)
Average passenger segment (miles)            245        249      1.6%
Revenue departures                      109,909     111,016      1.0%
Revenue block hours                      127,923    134,179      4.9%
Aircraft utilization (block hours)           9.7        9.4     (3.1%)
Average cost per gallon of fuel            79.8        80.1      0.4%
(cents)
Aircraft in service (end of period)          57          60      5.3%



Comparison of nine months ended September 30, 1997, to nine months ended September 30, 1996.

Results of Operations

     Operating Revenues

           The Company's operating revenues increased 8.3% to $149.2 million in the first nine months of 1997 compared to $137.8 million for the first nine months of 1996. The increase resulted from an 8.0% increase in ASMs as well as a
1.6 percentage point increase in load factor partially offset by a 2.7% decrease in yield.

            The reduction in yield is related in part to the reinstatement of the 10.0% ticket tax on March 7, 1997, which was not in effect for the period January 1 through August 26, 1996. Revenue per ASM increased slightly by 0.4% and revenue passengers increased 9.8% during the first nine months of 1997 compared to the first nine months of 1996.
     Operating Expenses

          The Company's operating expenses increased 7.4% in the first nine months of 1997 compared to operating expenses before reversals of restructuring charges in the first nine months of 1996 due primarily to an 8.0% increase in ASMs, and a 9.8% increase in revenue passengers. The increased capacity reflects the net addition of three J-41s during the first nine months of 1997.

          A summary of operating expenses as a percentage of operating revenues and cost per ASM for the nine months ended September 30, 1996, and 1997 is as follows:

                                          1996               1997
                                     Percent   Cost     Percent   Cost
                                          of                 of
                                    Operating  per ASM  Operating per ASM

                                    Revenues   (cents)  Revenue  (cents)

  Salaries and related costs           23.8%     5.8     24.0%      5.8
  Aircraft fuel                         8.9%     2.1      8.7%      2.1
  Aircraft maintenance and              9.2%     2.2      8.0%      1.9
 materials
  Aircraft rentals                     15.8%     3.8     15.3%      3.7
  Traffic commissions and related      15.4%     3.7     16.1%      3.9
 fees
  Depreciation and amortization         1.5%     0.4      1.6%      0.4
  Other                                12.6%     3.0     12.9%      3.1
 Total (before restructuring
 charge
    reversals)                         87.2%    21.0     86.6%     20.9


           Cost per ASM before reversals of restructuring charges decreased slightly to 20.9 cents during the first nine months of 1997 compared to 21.0 cents during the first nine months of 1996 primarily due to an 8.0% increase in ASMs. The increased ASMs resulted from the net addition of three J-41 aircraft and a 4.9% increase in block hours.

          Salaries and related costs per ASM remained unchanged at 5.8 cents for the first nine months of 1997 compared to the first nine months of 1996. In absolute dollars, salaries and related costs increased 9.1% to $35.8 million from $32.8 million year over year. The increase results primarily from additional flight crew hours, profit sharing and a contractual rate increase for pilots effective March 1, 1997.

          The cost per ASM of aircraft fuel was unchanged at 2.1 cents in the first nine months of 1997 compared to the first nine months of 1996. In absolute dollars, aircraft fuel expense increased 6.7% to $13.0 million from $12.2 million year over year. The increased fuel cost resulted from the 4.9% increase in block hours and a 0.4% increase in the average cost per gallon of fuel.

           The cost per ASM of aircraft  maintenance and materials  decreased to
1.9 cents in the first nine months of 1997 compared to 2.2 cents in the first nine months of 1996. In absolute dollars, aircraft maintenance and materials expense decreased 6.3% to $11.9 million from $12.7 million year over year. During the first nine months of 1997 the Company recognized credits of approximately $0.9 million for manufacturer penalties related to engine overhauls and dispatch reliability, and $0.4 million related to reimbursements for engine spare parts, offset by increased maintenance related to the net addition of three J-41 aircraft and the expiration of warranty coverage for certain aircraft.

           The cost per ASM of aircraft rentals decreased to 3.7 cents in the first nine months of 1997 compared to 3.8 cents for the first nine months of 1996. In absolute dollars, aircraft rentals increased 4.8% to $22.9 million from $21.8 million year over year. The increase resulted primarily from the net addition of three J-41 aircraft.

           The cost per ASM of traffic commissions and related fees increased to
3.9 cents in the first nine months of 1997 compared to 3.7 cents in the first nine months of 1996. In absolute dollars, traffic commissions and related fees increased 12.9% to $24.0 million from $21.2 million year over year. The increase resulted primarily from an 8.7% increase in passenger revenue, a 9.8% increase in passengers and contractual rate increases in program fees paid to United.

           The cost per ASM of depreciation and amortization remained unchanged at 0.4 cents for the first nine months of 1997 compared to the first nine months of 1996. In absolute dollars, depreciation and amortization increased 14.7% to $2.4 million from $2.1 million year over year. The increase resulted primarily from the acquisition of rotable spare parts associated with additional CRJ and J-41 aircraft, ground equipment, computer and office equipment and facility leasehold improvements.

           The cost per ASM of other operating expenses increased to 3.1 cents in the first nine months of 1997 from 3.0 cents in the first nine months of 1996. In absolute dollars, other operating expenses increased 10.8% to $19.2 million from $17.3 million year over year. The increase resulted primarily from higher facility rentals at Washington-Dulles and passenger claims expense partially offset by reduced glycol expense.

           As a result of the foregoing changes in operating expenses and an 8.0% increase in ASMs, total cost per ASM before reversals of restructuring charges decreased slightly to 20.9 cents in the first nine months of 1997 compared to 21.0 cents during the first nine months of 1996. In absolute dollars, total operating expenses increased 7.8% from $119.8 million in first nine months of 1996 to $129.1 million in the first nine months of 1997.

           The Company generated operating income of $20.1 million and earned income before income tax provision of $19.0 million for the first nine months of 1997 compared to operating income of $18.0 million and income before income tax provision of $17.4 million for the first nine months of 1996. Results for the first nine months of 1996 also included a reversal of excess restructuring reserves of $0.4 million.

           In the first nine months of 1997 the Company recorded net income of $11.4 million compared to net income of $16.5 million for the first nine months of 1996. The Company's results for the first nine months of 1997 reflect an estimated effective tax rate of approximately 40% as compared to the results for the first nine months of 1996 which reflect an estimated effective tax rate of approximately 5% due to the existence of a net operating loss carryforward.

Outlook

           This Outlook section contains forward-looking statements which are subject to the risks and uncertainties set forth above on pages 11 and 12.

           A central element of the Company's growth strategy is the expansion of its aircraft fleet, primarily through the addition of regional jets. Regional jets have greater flying range and capacity and generally operate at a lower unit cost than the Company's turboprop aircraft. In addition, regional jets fly faster and provide a higher degree of passenger comfort than the Company's turboprops. Accordingly, the introduction of the CRJs to the Company's fleet is expected to expand the Company's business into new markets and expand the Company's customer base.

           The United Express Agreements require that the Company obtain United's consent to operate the CRJs under the "United Express" name, and the Company is seeking such consent. Pending final agreement with United regarding operation of the CRJs as United Express, or in the event such an agreement is not reached, the Company anticipates entering into an alternative arrangement whereby United would provide many of the same services relating to the CRJs as United currently provides for the Company's turboprops operating under the United Express Agreements. In the event that the Company is unable to enter such an arrangement with United, the Company may enter into agreements with other parties to provide the ground support and other services needed to operate the CRJs. To the extent that the Company does not contract with third parties for such services, the Company would provide at least some of them directly. Alternatively, the Company could, subject to United's consent, enter into a code-sharing arrangement with other parties for its CRJs.

           On November 18, 1997, the United pilots represented by the Airline Pilots Association ("ALPA") will vote on a proposal by United management to allow the operation of the CRJs under the United Express program. The proposal has been reviewed by the ALPA Master Executive Council representing United pilots which has presented it to the pilots with a recommendation for passage.

           The addition of the CRJs to the Company's fleet will result in increased lease obligations and operating, maintenance, airport, training, personnel and other expenses. The Company is exploring various third party lease financing arrangements for these and other aircraft. United has also agreed to reimburse the Company for its aircraft lease expense for the CRJs and for the cost of the associated flight crews related to the CRJs that are delivered but not in operation during the period September 11, 1997 through December 31, 1997.

            On March 11, 1994, the Aircraft Mechanics Fraternal Association ("AMFA") was certified by the National Mediation Board (the "NMB") as the collective bargaining representative elected by mechanics and related employees of the Company. As of November 1, 1997, AMFA represented 115 of the Company's employees. The Company and AMFA have been attempting to negotiate an initial contract under federal mediation since December 1994, but have failed to reach an agreement. A tentative agreement was reached with AMFA in June 1997 but failed ratification by the membership in July 1997. The NMB has indicated that it favors continuing the negotiations, and the Company anticipates participating in further negotiations. If at some point, the NMB should decide that the parties are deadlocked, the NMB may declare an impasse and a thirty day cooling off period. If an agreement has not been reached at the conclusion of that period, AMFA would have the authority to use self-help, including the right to strike. The Company and AMFA are also engaged in litigation which is described more fully below.

           The Company's contract with the Association of Flight Attendants ("AFA") became amendable on April 30, 1997. Negotiations regarding amendments to this contract began in August 1997 and are continuing. The Company will continue to operate under the terms of the existing agreement until new terms are negotiated.

           The Company was obligated to collect a U.S. transportation excise tax of 10% of passenger ticket revenue through September 30, 1997. A revised formula for ticket tax collections for travel commenced October 1, 1997. The new formula is comprised of a percentage of passenger ticket revenue plus a per segment fee, adjusted on an annual basis. For the period October 1, 1997, through September 30, 1998, the ticket tax will be equal to 9% of passenger ticket revenue plus a $1 per flight segment fee. Management does not anticipate that this change will have a material impact on passenger revenues for the next twelve months.

Liquidity and Capital Resources

          The Company's working capital improved during the first nine months of 1997 compared to the first nine months of 1996. As of September 30, 1997, the Company had cash, cash equivalents, and short term investments of $43.3 million and working capital of $40.7 million compared to $18.1 million and $16.7 million respectively as of September 30, 1996. During the first nine months of 1997, cash and cash equivalents increased by $5.5 million, reflecting net cash provided by operating activities of $13.4 million, net cash used in investing activities of $57.5 million and net cash provided by financing activities of $49.7 million. The net cash provided by operating activities is primarily the result of the net income from operations. The net cash used in investing activities consisted primarily of deposits for CRJs, the acquisition of four J-41s as part of a pass through certificate financing described below, and increases in short term investments. The net cash provided by financing activities consisted primarily of the proceeds from the sale of $57.5 million of 7.0% Convertible Subordinated Notes due July 1, 2004 (the "Notes") discussed below, and the issuance of $16.4 million in equipment notes related to the pass through certificates, and partially offset by the use of funds to repurchase
1.46 million shares of Common Stock also described below.

     Other Financing

           The Company has an asset-based lending agreement with a financial institution that provides the Company with a line of credit of up to $20.0 million, depending on the amount of assigned ticket receivables. Borrowings under the line of credit can provide the Company a source of working capital until proceeds from ticket coupons are received. The line is collateralized by all of the Company's receivables and general intangibles, and there were no borrowings under the line during the first nine months of 1997. The Company pledged $4.5 million of this line of credit as collateral for a $9.6 million letter of credit (including interest component) issued in connection with the Company's new maintenance facility at Washington-Dulles.

           On July 2, 1997, the Company issued $50.0 million aggregate principal amount of the Notes. The Company received net proceeds of approximately $48.3 million related to the sale of the Notes. In addition, the Company granted the initial purchasers a thirty day option to purchase up to an additional $7.5 million aggregate principal amount of the Notes solely to cover over-allotments. On July 18, 1997, the Company received net proceeds of $7.3 million related to the exercise of this option.

           The net proceeds of the Note offering have been and will be used to support the introduction of the Company's regional jet fleet, repurchase 1.46 million shares of the Company's Common Stock from British Aerospace as described below, retire higher interest rate debt, and for general corporate purposes.

           The Notes are convertible into shares of Common Stock, unless previously redeemed or repurchased, at a conversion price of $18.00 per share, subject to certain adjustments. Interest on the Notes is payable on April 1 and October 1 of each year, commencing October 1, 1997. The Notes are not redeemable by the Company until July 1, 2000. Thereafter, the Notes will be redeemable, at any time, on at least 15 days notice at the option of the Company, in whole or in part, at the redemption prices set forth in the Indenture dated July 2, 1997, in each case, together with accrued interest.
          As of November 1, 1997, none of the Notes had been converted into shares of Common Stock.

           In April 1997, the Company executed a short term promissory note for deposits related to the acquisition of the CRJs. The promissory note was paid in full on July 2, 1997 from the net proceeds of the Notes.

          In July 1997, the Company repurchased 1.46 million shares of the Company's common stock from British Aerospace for approximately $16.9 million from the net proceeds on the sale of the Notes as described above. The stock was repurchased at a 22.5% discount from the average of the closing bid prices during the period June 24 through June 30, 1997.

           During July 1997, the Company retired $3.1 million of other high interest rate debt from the proceeds of the Notes.

           In July 1997, the Company entered into a zero cost collar interest rate hedge in the amount of $39.8 million. The hedge was executed by purchasing six contracts maturing between March and September 1998 with Banker's Trust Canada as the counter party. The hedge is designed to limit approximately 50% of the Company's exposure to interest rate changes until permanent financing for its second six CRJ aircraft, which are scheduled for delivery between March and September 1998, is secured.

          In September 1997, approximately $112 million of pass through certificates were issued in a private placement by separate pass through trusts, which purchased with the proceeds equipment notes (the "equipment notes") issued in connection with (i) leveraged lease transactions relating to four J-41s and six CRJs (delivered or expected to be delivered), all of which are or will be leased to the company (the "Leased Aircraft"), and (ii) the financing of four J-41s owned by the company (the "Owned Aircraft"). The equipment notes issued with respect to the owned aircraft are direct obligations of ACA, guaranteed by ACAI and are included in the accompanying condensed consolidated financial statements. The equipment notes issued with respect to the Leased Aircraft are not obligations of ACA or guaranteed by ACAI.

      With respect to six Leased Aircraft (comprised of two CRJs that have not been delivered and four CRJs for which equity financing has not been put in place) (the "Prefunded Aircraft"), the proceeds from the sale of the Equipment Notes have been deposited into collateral accounts, to be released at the closing of leveraged leases related to the Prefunded Aircraft. The Company is seeking commitments from prospective equity investors with respect to such Prefunded Aircraft. If, on June 30, 1998, leveraged leases with respect to the Prefunded Aircraft have not closed, the Company will be required to purchase such aircraft and assume the related Equipment Notes, however, if such aircraft have not been delivered to the Company by the manufacturer at such time, the related Equipment Notes will be redeemed. Before June 30, 1998, to the extent that earnings on funds in the collateral accounts are insufficient to fund interest accrued and payable on the Equipment Notes, the Company is obligated to pay such interest on demand.

     Aircraft

           In January 1997, the Company entered into an agreement with Bombardier, Inc. to purchase twelve CRJs with options for thirty-six additional aircraft. The delivery schedule provides for the Company to take delivery of five aircraft in 1997 commencing in July, with the remaining seven aircraft to be delivered during 1998. The first four aircraft were delivered in July, August, September, and October 1997, respectively.

           On February 23, 1997, the Company entered into an agreement with Aero International (Regional) (the "BA J-41 Agreement") to acquire 12 new J-41 aircraft, and into a related agreement that gave the Company permission to refinance through third parties up to fifteen previously delivered J-41 aircraft that were under leases supported by British Aerospace. The new aircraft were to be delivered under long-term leases with British Aerospace, but were also eligible for third party financing. Four of the new aircraft had been delivered as of May 29, 1997, when British Aerospace announced that it would no longer manufacture the J-41 as part of its regular product line. On July 2, 1997, the Company and British Aerospace amended the BA J-41 Agreement to cancel any further deliveries of J-41s pursuant to the BA J-41 Agreement. As part of the amended BA J-41 Agreement, the Company will receive certain manufacturer credits and support. The amendment also provides that British Aerospace will provide additional asset value support for such contemplated third party financings.

           During the third quarter of 1997, the Company completed third party financings of fifteen J-41 aircraft as follows: On August 1, 1997, three new J-41s through leveraged leases with a third party; on September 15, 1997, two used J-41s through single investor leases with a third party; on September 26, 1997, four used J-41s through leveraged leases with a third party as part of the pass through certificates as described above; on September 26, 1997, one new and three used J-41s purchased by the Company with debt as part of the pass through certificates; and on September 30, 1997, two used J-41s through single investor leases with a third party. All of these aircraft were already on lease to the Company at the time of closing, and prior leases were terminated as part of these transactions. As compared to the prior leases, these refinancings have resulted in reduced payment obligations, shorter lease terms, and improved return conditions. Four other J-41s in the Company's fleet are also eligible for refinancing, and the Company is soliciting offers from third party lessors on terms similar to certain of the recent transactions. The number, if any, of these J-41 aircraft that are ultimately refinanced, the terms of refinancing, and the closing dates, all remain under negotiation and are subject to market conditions.

           In November, 1997, the Company entered into a term sheet with Aero International (Regional) for the acquisition of one additional new J-41. The Company will be required to arrange third party financing of this aircraft, or to purchase it outright, no later than April 15, 1998.

     Capital Equipment and Debt Service

           Capital expenditures for the first nine months of 1997 were $25.9 million compared to $2.1 million for the same period in 1996. Capital expenditures in the first nine months of 1997 consisted primarily of the purchase of four J-41 aircraft, rotable spare parts for the J-41 and CRJ aircraft, facility leasehold improvements, ground equipment, computer and office equipment, and other capital expenditures. For the remainder of 1997 the Company anticipates spending approximately $5.0 million for rotable spare parts related to J-41 and CRJ aircraft, ground service equipment, facilities, computers, and software.

           Debt service including capital leases for the nine months ended September 30, 1997, was $7.7 million compared to $3.3 million in the same period of 1996. The increase is primarily the result of interest payments relating to the $57.5 million Notes issued in July 1997 as well as interest payments associated with the pass through certificates issued in connection with the acquisition of four J-41 aircraft in September 1997.
           The Company believes that, in the absence of unusual circumstances, its cash flow from operations, the accounts receivable credit facility, and other available equipment financing will be sufficient to meet its working capital needs, capital expenditures, and debt service requirements for the next twelve months.

     Recent Accounting Pronouncements

            Recently, the American Institute of Certified Public Accountants issued a proposed statement of position on accounting for start-up costs, including preoperating costs related to the introduction of new fleet types by airlines. The proposed accounting guidelines would require companies to expense start-up costs as incurred. If the Financial Accounting Standards Board approves the proposed guidelines, as expected, the Company believes the guidelines will most likely take effect for fiscal years beginning after December 15, 1998. Presently, the Company is deferring certain start-up costs related to the introduction of the CRJs and will amortize such costs to expense ratably over four years. Should the proposed guidelines become effective as proposed, the Company would be required to expense any unamortized amounts of its previously capitalized start-up costs in the first quarter of 1999, and such costs would be expensed as incurred.



                     ATLANTIC COAST AIRLINES, INC.
                  FISCAL QUARTER ENDED June 30, 1997


PART II.  OTHER INFORMATION


     ITEM 1.  Legal Proceedings.

           The Company is a party to routine litigation and FAA proceedings incidental to its business, none of which is likely to have a material effect on the Company's financial position.

           The Company is also engaged in litigation with AMFA over whether AMFA has a right to strike prior to the exhaustion of mediation pursuant to the Railway Labor Act. This issue arose when the Company imposed certain work rule changes during the period between union certification and an initial collective bargaining agreement. On December 14, 1995, the U.S. District Court for the Southern District of New York declined to render a declaratory judgment requested by AMFA and expressly stated that AMFA was prohibited from striking at that time. In Aircraft Mechanics Fraternal Association v. Atlantic Coast Airlines, 55 F.3d 90 (1995). The U.S. Court of Appeals for the Second Circuit affirmed the District Court's ruling. AMFA subsequently petitioned the U.S. Court of Appeals for the Second Circuit to consider whether the Company's actions, although legal, should allow AMFA to engage in self-help, including the right to strike even if the NMB does not declare an impasse. On September 4, 1997, the court ruled in favor of the Company. AMFA has the right to appeal this decision but had not done so as of November 13, 1997.

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





     ITEM 2.  Changes in Securities.

           On July 2, 1997, the Company issued $50.0 million aggregate principal amount of 7.0% Convertible Subordinated Notes due July 1, 2004 as further discussed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.


     ITEM 3.  Defaults Upon Senior Securities.

          None to report.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

          None to report.


     ITEM 5. Other Information.

          None to report.


     ITEM 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits

               11.1 Computation of Per Share Earnings
               27.1 Financial Data Schedule

          (b) Reports on Form 8-K

                A report on Form 8-K was filed on October 6, 1997, reporting the closing of the sale of approximately $112 million of its pass through certificates, pursuant to Rule 144A under the Securities Act of 1933 on September 25, 1997.

                 A report on Form 8-K was filed on October 29, 1997, indicating a change in auditors.





                               SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          ATLANTIC COAST AIRLINES, INC.



November 14, 1997                  By:  /S/ Paul H. Tate
                                   Paul H. Tate
                                   Senior Vice President and Chief
Financial Officer


November 14, 1997                  By:  /S/ Kerry B. Skeen
                                 Kerry B. Skeen
                                   President and Chief Executive
Officer











-------------------------------
1 "Break-even passenger load factor" represents the percentage of ASMs which must be flown by revenue passengers for the airline to break-even after operating expenses excluding amounts related to restructuring. 2 "Cost per ASM" for the nine month period ended September 30, 1996 and 1997 represents total operating expenses excluding amounts related to restructuring divided by ASMs.