Form 10-K/A
period 1996-12-31
ATLANTIC COAST AIRLINES INC
filed 1997-11-25
CIK 904020

United States
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-K/A
                             Amendment No. 4
(Mark One)

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

As of November 10, 1997, the aggregate market value of the Common Stock of the Registrant (based upon the average bid and asked prices of the Common Stock as reported by the National Association of Securities Dealers, Inc. through its Automated Quotation System) held by nonaffiliates of the Registrant was approximately $113,219,720.

As of November 10, 1997, 7,186,099 shares of Common Stock of the Registrant were outstanding.


                  Documents Incorporated by Reference:
                                  None


                        EXPLANATORY NOTE

     The purposes of this amendment are (i) to indicate that confidential treatment has been granted with respect to certain portions of Exhibits 10.40 and 10.50 and that the omitted portions of these exhibits have been filed separately with the Commission, and (ii) to refile these exhibits. Item 14 is hereby amended and restated as filed herewith.

Item 14.  Exhibits, Financial Statement Schedules and
Reports of Form 8-K

     (a)  (1)  Financial Statements

          The Financial Statements listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.

          (2)  Financial Statement Schedules

          The Financial Statement Schedules listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.

          (3)  Exhibits



Exhibit
Number                Description of Exhibit

3.1***   Restated Certificate of Incorporation of the Company.
3.1(a)** Certificate  of  Correction to the Restated  Certificate
          of Incorporation.
3.2**    Restated By-laws of the Company.
4.1*     Specimen Common Stock Certificate.
4.2*     Stockholders'  Agreement, effective as  of  October  15,
          1991,  among  the  Company, the  stockholders  and  the
          holder of warrants of the Company named on the signature pages thereto and a trust established pursuant to the Atlantic Coast Airlines, Inc. Employee Stock Ownership Plan, together with Amendment and Second Amendment thereto dated as of February 24, 1992 and May 1, 1992 respectively.
4.3* Registration Rights Agreement, dated as of September 30, 1991, among the Company and the stockholders named on the signature pages thereto (the "Stockholders Registration Rights Agreement").
4.4*      Form  of  amendment  to  the Stockholders  Registration
          Rights Agreement.
4.16*** Registration Rights Agreement, dated as of December 30, 1994, by and between JSX Capital Corporation and Atlantic Coast Airlines, Inc.
10.1*     Atlantic Coast Airlines, Inc. 1992 Stock Option Plan.
10.2** Restated Atlantic Coast Airlines, Inc. Employee Stock Ownership Plan, effective October 11, 1991, as amended through December 31, 1996.
10.4** Restated Atlantic Coast Airlines 401(k) Plan, as amended through February 3, 1997.
10.6* United Express Agreement, dated October 1, 1991, among United Airlines, Inc., Atlantic Coast Airlines and the Company, together with Amendment No. 1, dated as of April 1, 1993.
10.7* Agreement to Lease British Aerospace Jetstream-41 Aircraft, dated December 23, 1992, between British Aerospace, Inc. and Atlantic Coast Airlines.
10.12(b)****    Amendment and Restated Severance Agreement, dated
          as of October 18, 1995 between the Company and Kerry B.
          Skeen.
10.12(c)**      First Amendment To Severance Agreement For  Kerry
          B. Skeen effective as of October 16, 1996.
10.12(h)**      Form  of  Severance Agreement.  The  Company  has
          entered into substantially identical agreements with Thomas J. Moore and with Michael S. Davis, both dated as of January 1, 1997.
10.12(i)**      Severance Agreement dated as of January 28, 1997,
          between the Company and James B. Glennon.
10.12(j)**     Promissory Note in the amount of $75,000 issued by
          Paul H. Tate to the Company dated February 19,1997 and payable September 30, 1997.
10.13(a)**      Form  of  Indemnity Agreement.  The  Company  has
          entered into substantially identical agreements with the individual members of its Board of Directors.
10.20*** Stock Purchase Agreement, dated the 30th day of December 1994, by and among JSX Capital Corporation, Atlantic Coast Airlines, and Atlantic Coast Airlines, Inc.
10.21*** Acquisition Agreement, dated as of December 30, 1994, by and among Jetstream Aircraft, Inc., JSX Capital Corporation, and Atlantic Coast Airlines.
10.21(a)**      Amendment  Number  One to Acquisition  Agreement,
          dated as of June 17, 1996, by and among Jetstream Aircraft, Inc., JSX Capital Corporation, and Atlantic Coast Airlines.
10.23** Loan and Security Agreement, dated as of October 12, 1995, between Atlantic Coast Airlines and Shawmut Capital Corporation.
10.24**** Stock Incentive Plan of 1995.
10.25**** Form  of Incentive Stock Option Agreement.  The Company
          enters into this agreement with employees who have been granted incentive stock options pursuant to the Stock Incentive Plans.
10.26**** Form  of  Non-Qualified  Stock  Option  Agreement.  The
          Company enters into this agreement with employees who have been granted non-qualified stock options pursuant to the Stock Incentive Plans.
10.27**** Split  Dollar Agreement, dated as of December 29, 1995, between the Company and Kerry B. Skeen.
10.27(a)**      Form of Split Dollar Agreement.  The Company  has
          entered into substantially identical agreements with Thomas J. Moore and with Michael S. Davis, both dated as of July 1, 1996.
10.28**** Split  Dollar Agreement, dated as of December 29, 1995, between the Company and James B. Glennon.
10.29**** Agreement of Assignment of Life Insurance Death Benefit
          As Collateral, dated as of December 29, 1995, between the Company and Kerry B. Skeen.
10.29(a)**      Form of Agreement of Assignment of Life Insurance
          Death Benefit As Collateral. The Company has entered into substantially identical agreements with Thomas J. Moore and with Michael S. Davis, both dated as of July 1, 1996.
10.30**** Agreement of Assignment of Life Insurance Death Benefit
          As Collateral, dated as of December 29, 1995, between the Company and James B. Glennon.
10.31** Summary of Senior Management Bonus Program. The Company has adopted a plan in substantially the form as outlined in this exhibit for 1997.
10.32**** Summary  of  "Share the Success" Profit  Sharing  Plan.
          The Company has adopted a plan in substantially this form for 1997 and 1996.
10.40** Purchase Agreement between Bombardier Inc. and Atlantic Coast Airlines Relating to the Purchase of Canadair Regional Jet Aircraft dated January 8, 1997.
10.50** Purchase Agreement for Twelve Jetstream 4100 Aircraft between Atlantic Coast Airlines and Aero International (Regional) as agent for and on behalf of British Aerospace (Operations) Limited dated February 23, 1997.
10.60** Form of Lease Agreement between Atlantic Coast Airlines and Finova Capital Corporation. The Company has entered into four substantially identical agreements during 1996 for four J-41 aircraft.
11.1**    Computation of Per Share Earnings.
21.1*     Subsidiaries of the Company.
23.1**    Consent of BDO Seidman.

       Confidential treatment has been granted pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, with respect certain portions of the indicated Exhibit. The omitted information has been filed separately with the Commission.
* Filed as an Exhibit to Form S-1, Registration No. 33-62206, effective July 20, 1993, incorporated herein by reference.
**     Filed herewith.
*** Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994, incorporated herein by reference.
**** Filed as an Exhibit to the Annual report on Form 10-K for the fiscal year ended December 31, 1995, incorporated herein by reference.

(b)    Reports  on  Form  8-K.   The Company  did  not  file  any
       current reports on Form 8-K during the fourth quarter of 1996.


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 24, 1997.
                                      ATLANTIC COAST AIRLINES,
                                      INC.

                                 By:  /s/  C. Edward Acker
                                      C. Edward Acker
                                      Chairman of the Board of
                                      Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 24, 1997.


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

/s/  Joseph W. Elsbury
Joseph W. Elsbury, Director

/s/  James J. Kerley
James J. Kerley, Director

/s/ James C. Miller
James C. Miller, Director

/s/  John M. Sullivan
John M. Sullivan, Director

/s/  Susan MacGregor Coughlin
Susan MacGregor Coughlin, Director

                          EXHIBIT INDEX

    Exhibit Number               Description of Exhibit

10.40 Purchase Agreement between Bombardier Inc. and Atlantic Coast Airlines relating to the purchase of Canadair Regional Jet aircraft, dated January 8, 1997.

10.50 Purchase Agreement for Twelve Jetstream 4100 Aircraft between Atlantic Coast Airlines and Aero International (Regional) as agent for and of behalf of British Aerospace (Operations) Limited, dated February 23, 1997.



                         _______________

         Confidential treatment has been granted pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, with respect to certain portions of the indicated Exhibit. Such omitted information has been filed separately with the
                           Commission.



                         WA973090.072/8+