Form 10-K/A
period 1996-12-31
ATLANTIC COAST AIRLINES INC
filed 1997-12-01
CIK 904020

United States
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-K/A
                             Amendment No. 5
(Mark One)

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

# Confidential treatment has been granted pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, with respect certain portions of the indicated Exhibit. The omitted information has been filed separately with the Commission.
* Filed as an Exhibit to Form S-1, Registration No. 33-62206, effective July 20, 1993, incorporated herein by reference.
**     Filed herewith.
*** Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994, incorporated herein by reference.
**** Filed as an Exhibit to the Annual report on Form 10-K for the fiscal year ended December 31, 1995, incorporated herein by reference.

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

                                 By:  /s/  C. Edward Acker
                                      C. Edward Acker
                                      Chairman of the Board of
                                      Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 1, 1997.


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