Form 10-K
period 1997-12-31
ATLANTIC COAST AIRLINES INC
filed 1998-03-25
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 2, 1998 was approximately $253,399,036.

As of March 2, 1998 there were 9,107,786 shares of Common Stock of the registrant issued and 7,635,286 shares of Common Stock were outstanding.

                   Documents Incorporated by Reference

Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K.

Document Incorporated                                      Part of Form 10-K
---------------------                                      -----------------
Proxy Statement for 1998 Annual Meeting of Shareholders   Part III, Items 10-13








                                                         PART I

Item 1.           Business

         General

                  This  Annual  Report  on Form  10-K  contains  forward-looking statements, particularly those statements identified by such words as "anticipates", "believes", "plans" or "expects". Actual results may differ based on a variety of factors including costs, competitive reactions, and marketplace demand for services on the Company's routes.

                  Atlantic Coast Airlines, Inc. ("ACAI"), is the holding company of Atlantic Coast Airlines ("ACA"), together, (the "Company"), a large regional airline, serving 44 destinations in 19 states in the Eastern United States as of March 2, 1998 with nearly 500 scheduled non-stop flights system-wide every weekday. The Company markets itself as "United Express" and is the only code-sharing regional airline for United Airlines, Inc. ("United") operating as United Express in the Eastern United States. The Company caters primarily to business travelers with its principle operations at Washington-Dulles International Airport ("Washington-Dulles"), which serves the Northern Virginia and Washington, D.C. markets. The Company coordinates its schedules with United, particularly at Washington-Dulles, where United operates 63 daily departures to 31 cities in the U.S., Europe and Mexico. As of March 2, 1998, the Company operated a fleet of 67 aircraft (six regional jets and 61 turboprop aircraft) having an average age of approximately five years.

         Summary of Company Strategy

                  The Company's long-term corporate objective is to achieve sustained earnings growth by focusing its resources in the following areas:

                  1. Implementation of the Regional Jet Fleet and Expansion of the Washington-Dulles Hub: In the fourth quarter of 1997, the Company placed into service its first five 50-seat Canadair Regional Jets ("CRJs"). One CRJ was delivered in January 1998 with eight additional CRJs scheduled for delivery in the remainder of the year and nine in 1999. The Company has options to acquire 25 additional CRJs.

                  The Company anticipates that it will utilize CRJs as part of its strategy to grow at Washington-Dulles airport by reclaiming passenger traffic lost when United downsized its Washington-Dulles schedule in the early 1990's and by increasing market share, principally in markets beyond the economic operating range of its turboprop aircraft. The Company believes that utilizing CRJs in this manner will provide additional connecting passengers to both its turboprop fleet and United's jets flying from Washington-Dulles. The Company also believes that the CRJs could also be deployed as a complement to its existing turboprop service in the short-haul, high-density markets and could provide additional capacity during peak business travel times.

                  In December 1997, the Company petitioned the U.S. Department of Transportation ("DOT") for 42 arrival/departure slots at Chicago's O'Hare Airport to serve seven cities currently without nonstop service to Chicago. If granted, the Company would utilize as many as six CRJs operating as United Express pursuant to agreements with United Airlines (see discussion on slots below).

                  2. Capitalize on and Promote the Company's Identity with United Airlines: The Company intends to capitalize on and promote its code-sharing relationship with United, which has contributed significantly to the Company's growth. The Company has a shared market identity with United, lists its flights under United's two letter flight designator code in airline Computer Reservation Systems ("CRSs") and other published schedules and awards United's "Mileage Plus" frequent flyer miles to its passengers. The Company coordinates its schedules with United, particularly at Washington-Dulles, and participates with United in cooperative advertising and marketing agreements. In most cities served by the Company, United provides all airport facilities and related ground support services. The Company also participates in United's "Apollo" reservation system and all major CRSs, uses the United Express logo and has exterior aircraft paint schemes similar to those of United.

                  The Company markets itself as "United Express" under its United Express Agreements ("Agreements") with United Airlines. These Agreements, originally scheduled to expire on March 31, 1998, have been extended for one year.

                  3. Continue to Emphasize  Operational  Safety and  Efficiency:
For  over  three  years,  the  Company  has  worked  with the  Federal  Aviation
Administration ("FAA") to develop enhanced pilot training and cockpit decision-making procedures under two programs: the Advanced Qualification Program ("AQP") and the Advanced Crew Resource Management Program ("ACRM"). AQP and ACRM focus training curriculums on individual technical skills and crew interaction scenarios. The FAA selected the Company to participate in a grant to study how ACRM can be integrated with standard operational procedures such as crew briefings and checklists. The Company anticipates that it will continue to enhance and improve these programs in cooperation with the FAA.

                  The Company is also in the process of installing in its aircraft an enhanced navigational aid which utilizes global positioning satellite ("GPS") technology. Once implemented, the Company anticipates that GPS will reduce both aircraft block hours and pilot workloads. On July 18, 1997, the FAA approved the Company's use of GPS on certain routes. Full implementation of GPS is contingent on FAA approval for use in all of the Company's operational areas.

                  During 1997, the Company equipped most of its aircraft with an automated aircraft time reporting system, which enables the Company to more efficiently communicate with flight crews and further automate the flight tracking process. In addition, this system improves the timeliness and accuracy of flight information communicated and displayed to the Company's passengers.

                  During 1997, the Company performed most aircraft overnight and heavy-maintenance checks in Lynchburg, Virginia, approximately 160 miles from Washington-Dulles. In February 1998, the Company occupied its new maintenance hangar at Washington-Dulles. Moving its maintenance operation to the larger facility at Washington-Dulles accommodates the Company's expanding fleet and has enabled the Company to eliminate aircraft ferrying costs. In addition, because the new facility increases the proximity of maintenance technicians and spare parts, the Company believes it will improve completion factor by reducing flight cancellations (see discussion on leased facilities below).

         Markets

                  As of March 2, 1998, the Company scheduled 218 non-stop flights from Washington-Dulles representing more flights from that airport than any other airline. During 1997, the Company accounted for more passenger boardings from Washington-Dulles than any airline other than United. On a combined basis, the Company and United generated approximately 55% of passenger traffic at Washington-Dulles during 1997.

                  The Company's top four cities based on frequency of operations are Washington-Dulles, Boston, New York-JFK and Newark. During 1997, the Company added additional flights to existing Washington-Dulles markets, added new routes from the Washington-Dulles, Boston and New York-JFK airports and ceased operations in one market. The Company increased operations in existing Washington-Dulles markets by 23 daily departures and added new service to three cities: Fort Myers, FL; Jacksonville, FL; and Nashville, TN. Further, the Company added new non-Dulles flights from Boston, consisting of one new market with five daily departures; and New York-JFK with two new markets and eight daily departures. In 1997, the Company ceased operations to New Haven, CT, resulting in the elimination of four daily departures from Washington-Dulles. In 1997, the Company also provided seasonal service to Martha's Vineyard and Nantucket, MA from Washington-Dulles.

                  The following table sets forth the destinations currently served (or scheduled for service on the date indicated) by the Company, as of March 2, 1998:

           Albany, NY                                   Manchester, NH
           Allentown, PA                                Nashville, TN
           Atlanta, GA                                  New York, NY (Kennedy)
           Baltimore, MD                                New York, NY (LaGuardia)
           Binghamton, NY                               Newark, NJ
           Boston, MA                                   Newport News, VA
           Buffalo, NY                                  Norfolk, VA
           Burlington, VT                               Philadelphia, PA
           Charleston, SC                               Pittsburgh, PA
           Charleston, WV                               Portland, ME
           Charlottesville, VA                          Providence, RI
           Cleveland, OH                                Raleigh-Durham, NC
           Columbus, OH                                 Richmond, VA
           Dayton, OH                                   Roanoke, VA
           Detroit, MI                                  Rochester, NY
           Fort Myers, FL                               Savannah, GA (4/1/98)
           Greensboro, NC                               State College, PA
           Harrisburg, PA                               Stewart, NY
           Hartford, CT                                 Syracuse, NY
           Indianapolis, IN (3/16/98)                   Tampa, FL
           Jacksonville, FL                             Westchester County, NY
           Knoxville, TN                                Washington-Dulles, VA
           Lynchburg, VA                                Wilmington, NC
                                                        Worcester, MA (4/16/98)

         Fleet Description

                  Fleet Expansion: As of March 2, 1998, the Company operated a fleet of six CRJs and 61 turboprop aircraft, consisting of 29 British Aerospace Jetstream-32 ("J-32s") and 32 British Aerospace Jetstream-41 ("J-41").

                  As of March 4, 1998, the Company had a total of 17 CRJs on order from Bombardier, Inc., in addition to the six delivered, and held options for 25 additional CRJs. The initial order for 12 CRJs and 36 options was placed on January 28, 1997. Options were exercised on November 20, 1997 for an additional six firm and six conditional CRJ deliveries. On March 4, 1998, five of the six conditional orders were converted to firm orders and the remaining one was restored to option status. The first six CRJs were delivered in the third and fourth quarters of 1997, and January 1998. Eight additional deliveries are scheduled in 1998 and nine deliveries are scheduled in 1999.

                  The Company accepted delivery of four new J-41s during the first half of 1997, and had additional J-41s on order pursuant to a purchase agreement with British Aerospace, dated February 23, 1997, the ("BA J-41 Agreement"). On May 29, 1997, British Aerospace announced that it would no longer manufacture the J-41 as part of its regular product line. On July 2, 1997, the Company and British Aerospace amended the BA J-41 Agreement to cancel any further deliveries pursuant to this agreement. On December 4, 1997, the Company entered into a short term lease agreement and took delivery of a new J-41.

                  Fleet Composition: The following table describes the Company's fleet of aircraft, scheduled deliveries and options as of March 4, 1998:

                                                                                                  Future Scheduled
                                 Number of Aircraft   Passenger Capacity     Average Age in         Deliveries/
                                                                                  Years               Options

British Aerospace J-32                   29                   19                   8.2                   -
British Aerospace J-41                   32                   29                   3.2                   -
Canadair Regional Jets                    6                   50                    .4                 17/25
                                         --                                         --                 -----
                                         67                                        5.1                 17/25
                                         ==                                                            =====


         Regional Jet Implementation

                  During the third quarter of 1997 the Company successfully completed line certification of the Regional Jet. Accordingly, the Company received authorization to conduct operations under the provisions of the FAA
Part 121 regulations. The Company is operating the CRJs under the same FAA regulatory requirements mandated by the FAA for all other CRJ, and larger jet, carriers. The Company believes that the market will support existing high-density routes and new routes and schedules that the Company's expanded fleet will facilitate. In addition, the Company expects that its customers will find the new CRJs acceptable for relatively longer flights, thereby enhancing the Company's ability to compete in a broader geographic market.

                  The United Express Agreements required the Company to obtain United's consent to operate the 50-seat CRJs under the "United Express" name which consent was obtained on November 22, 1997. All CRJ routes operated as United Express must receive prior approval from United. While the Company's request for that consent was pending, United agreed in August 1997 to reimburse the Company for its estimated aircraft lease and associated flight crew expenses for its CRJs that were delivered but not in operation during the period from September 11, 1997 through December 31, 1997. On November 22, 1997, the Company began scheduled CRJ passenger service to four cities. From November 22 to December 7, 1997, in order to expedite the introduction of United Express CRJ service, United agreed to reimburse the Company for the block hour costs associated with providing CRJ service to three of these cities. United received the revenue from these flights. The United subsidy associated with aircraft lease and flight crew expenses also ceased after December 7, 1997.

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

                  Company passengers may participate in United's "Mileage Plus" frequent flyer program and are eligible to receive a certain minimum number of United frequent flyer miles for each of the Company's flights. Mileage Plus members are also eligible to redeem their awards on the Company's route system. In 1997, approximately 60% of the Company's passengers participated in United's "Mileage Plus" frequent flyer program. The Company limits the number of "Mileage Plus" tickets that may be used on its flights and believes that the displacement, if any, of revenue passengers is minimal.

                  The United Express Agreements also provide for coordinated schedules and through-fares. A through-fare is a fare offered by a major air carrier to prospective passengers who, in order to reach a particular destination, transfer between the major carrier and its code-sharing partner. Generally, these fares are less expensive than purchasing the combination of local fares. United establishes all through-fares and allows the Company a portion of these fares on a fixed rate or formula basis subject to periodic adjustment. The United Express Agreements also provide for interline baggage handling, and for reduced airline fares for eligible United and Company personnel and families. The United Express code-sharing agreement expires on March 31, 1999.

                  Under the United Express Agreements, United provides a number of additional services to the Company. These include publication of the fares, rules and related information that are part of the Company's contracts of carriage for passengers and freight; publication of the Company's flight schedules and related information; provision of toll-free reservations services; provision of ground support services at many of the airports served by both United and the Company; provision of ticket handling services at United's ticketing locations; provision of airport signage at airports where both the Company and United operate; provision of United ticket stock and related documents; provision of expense vouchers, checks and cash disbursements to Company passengers inconvenienced by flight cancellations, diversions and delays; and cooperation in the development and execution of advertising, promotion, and marketing efforts featuring United Express and the relationship between United and the Company. In return for these services, the Company pays United monthly fees based on the total number of revenue passengers boarded by the Company on its flights for the month. The fee escalates periodically over the term of the United Express Agreements.

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

                  The United Express Agreements restrict the ability of the Company to merge with another company or dispose of certain assets or aircraft without offering United a right of first refusal to acquire the Company or such assets or aircraft. United also has a right of first refusal with respect to issuance by the Company of shares of its Common Stock if, as a result of the issuance, certain of the Company's stockholders and their permitted transferees do not own at least 50% of the Company's Common Stock after such issuance. Because those Company stockholders and their permitted transferees own substantially less than 50% today, management believes that such a right is unlikely to be exercised.

         Lufthansa Agreement

                  In October 1997, the Company entered into a code-sharing agreement with Lufthansa German Airlines, which permits Lufthansa to place its airline code on flights operated by the Company. In addition, the United Express-Lufthansa agreement provides a wide range of benefits for code-share passengers including the ability to check in once at their initial departure city and receive boarding passes and seat assignments for the flights on both carriers while their luggage is automatically checked through to their final destination. Members of the Lufthansa Miles & More frequent flyer program receive mileage credit for these flights. In January 1998, the Company added the Lufthansa code to flights operated in ten city pair markets.

                  The following markets served by the Company now carry both the United Airlines (UA) and Lufthansa (LH) designator codes on selected flights:
Washington-Dulles  to  Greensboro,  NC;  Charlottesville,   VA;  Cleveland,  OH;
Norfolk, VA; Richmond, VA; Roanoke, VA; Syracuse, NY; Newport News, VA; Pittsburgh, PA; and Raleigh-Durham, NC.

         Fuel

                  The Company has not experienced difficulties with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future requirements. During 1997, the Company purchased approximately 78% of its fuel from United Aviation Fuels Corporation ("UAFC"), an affiliate of United taking advantage of the affiliate's significant buying power and fuel purchasing expertise. On March 17, 1997, the Company renewed its fuel purchasing agreement with the United affiliate and obtained a reduction in the base price of fuel at its Washington-Dulles hub. In January and March 1998, the Company entered into fixed price fuel purchase agreements with UAFC for the delivery of 33,000 barrels per month at Washington-Dulles. The purchase contracts, representing approximately 46% of the Company's anticipated 1998 fuel requirements, expire December 31, 1998.

         Marketing

                  The Company's advertising and promotional programs emphasize the Company's close affiliation with United, including coordinated flight schedules and the ability of the Company's passengers to participate in United's "Mileage Plus" frequent flyer program. The Company's services are marketed primarily by means of listings in CRSs and the Official Airlines Guide, advertising and promotions, and through direct contact with travel agencies and corporate travel departments. For the year ended December 31, 1997, approximately 82% of the Company's passenger revenue was derived from ticket sales generated through travel agencies and corporate travel departments. In marketing to travel agents, the Company relies on personal contacts and direct mail campaigns, provides familiarization flights, and hosts group presentations and other functions to acquaint travel agents with the Company's services. Many of these activities are conducted in cooperation with United marketing representatives. In addition, the Company and United jointly create radio and print advertising in markets served by the Company.

                  In February 1998, the Company announced that it would offer double Mileage Plus miles to passengers on several United Express regional jet markets from February 1 to April 15, 1998. Those flights include service between Washington-Dulles International Airport and Fort Myers, Jacksonville and Tampa, FL; as well as Atlanta, GA; Nashville, TN; and Raleigh-Durham, NC.

                  In September 1995, the Company became a participant in United's electronic ticketing program. This program allows customers to travel on flights of United and the Company without the need for a paper ticket. The primary benefit of this program is improved customer service and reduced ticketing costs. For the year ended December 31, 1997, 25.6% of the Company's passengers utilized electronic tickets up from 18.4% for the year ended December 31, 1996.

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

                  At its Washington-Dulles hub, the Company faces limited direct nonstop competition from other carriers. In eleven of its markets from Dulles, other airlines have competing turboprop and/or jet service. There are no other airlines serving the Company's remaining twenty-seven Dulles markets with nonstop flights. However, flights to the Company's Washington-Dulles destinations are also offered by other carriers from Ronald Reagan Washington National and Baltimore-Washington International airports.

                  During 1997, the Company continued to see a trend toward a lower percentage of its passengers connecting to United Airlines flights through its Dulles hub. One potential cause for this trend was additional competition for connecting passengers from other hub networks in the region controlled by some of United's principal competitors. In 1997, regional jet operations were a much larger part of these competing hub networks. As a result, the Company's turbo-prop to jet connections with its code-share partner United are increasingly competing with these other hub networks' jet to jet connections. Some passengers may perceive jet to jet connections more favorably due to a jet's shorter elapsed flight time and comfort relative to a turbo-prop aircraft. The Company believes that the public's favorable perception of regional jets supports its strategy for acquisition of these aircraft to mitigate any loss of passengers to operators already using regional jets.

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

         Yield Management

                  The Company closely monitors its inventory and pricing of available seats by use of a computerized yield management system. In March 1997, the Company implemented a state-of-the-art revenue management system, PROS IV, marketed by PROS Strategic Solutions. This system enables the Company's revenue control analysts, on a flight by flight basis, to establish the optimal allocation of seats by fare class (the number of seats made available for sale at various fares) to maximize system revenue.

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

                  As of March 2, 1998 the Company utilized 18 slots at LaGuardia, 15 slots at New York-JFK, and six slots at White Plains. Of the above slots, the Company controls five at LaGuardia and three at White Plains. The LaGuardia slots are issued under FAA regulations which provide that although a carrier may be a holder of a slot, it has no property interest in such slot. These slots can be withdrawn without compensation under certain circumstances. The other slots utilized by the Company are either loaned or leased from other carriers and are subject to varying renewal dates. The Company believes that as slots expire it will be able to either renew the lease or find substitute slots at similar prices.

                  In December 1997, the Company applied to the U.S. Department of Transportation ("DOT") for 42 slots to operate three daily round-trip flights with 50-passenger regional jet aircraft between Chicago's O'Hare International Airport and each of the following cities: Charleston, WV; Duluth, MN; Fayetteville, AK; Montgomery, AL; Shreveport, LA; Springfield/Branson, MO; and Wilkes-Barre/Scranton, PA. These flights would connect to ACA's code-share partner, United, and other United Express operators at United's Chicago hub. An affiliate of American Airlines, Inc., operating as American Eagle, has also requested the DOT grant it slots to serve Chicago O'Hare from the same cities. The DOT is expected to issue an order granting or denying the carrier requests for slots to serve these city pair markets. There can be no assurance whether any or all slots will be granted to the Company by the DOT.

         Employees

                   As of March 2, 1998, the Company had 1,454 full-time and 151 part-time employees, classified as follows:

Classification                                   Full-Time       Part-Time

Pilots                                              566              -
Flight attendants                                   191              -
Station personnel                                   277             139
Maintenance personnel                               120               1
Administrative and clerical personnel               286              11
Management                                           14              -
                                              --------------- ---------------

                     Total employees             1,454              151
                                              =============== ===============

                  The Company's pilots are represented by the Airline Pilots Association ("ALPA"), its flight attendants by the Association of Flight Attendants ("AFA"), and its mechanics by the Aircraft Mechanics Fraternal Association ("AMFA").

                  The ALPA collective bargaining agreement was amended on February 26, 1997 and is effective for three years. The new contract modifies work rules to allow more flexibility, includes regional jet pay rates, and transfers pilots into the Company's employee benefit plans. The Company believes that the incremental cost as a result of the amendments to the contract will not have any material effect on the Company's financial position or results of its operations over the life of the agreement.

                  On March 11, 1994, AMFA was certified by the National Mediation Board (the "NMB") as the collective bargaining representative elected by mechanics and related employees of the Company. As of March 2, 1998, AMFA represented 110 of the Company's employees. The Company and AMFA have been attempting to negotiate an initial contract under federal mediation since December 1994, but have so far failed to reach agreement. The NMB has indicated that it is in favor of continuing the negotiations, and the Company anticipates participating in further negotiations. If, at some point, the NMB should decide that the parties are deadlocked, the NMB could declare an impasse along with a thirty day cooling off period. At the conclusion of that period if an agreement has not been reached, AMFA would have the authority to use self help, up to and including the right to strike.

                  The Company and AMFA were also engaged in litigation which arose over certain work rule issues. In September 1997, the U.S. Court of Appeals for the Second Circuit ruled in favor of the Company on all matters pending before it, thereby resolving the pending litigation.

                  The Company's contract with the AFA became amendable on April 30, 1997. In March 1998, a tentative agreement between the Company and AFA was rejected by a vote of the members. The Company expects to resume negotiations during the second calendar quarter of 1998 and will continue to operate under the terms of the existing agreement until negotiations are completed.

                  The Company believes that the wage rates and benefits for other employee groups are comparable to similar groups at other regional airlines. The Company is unaware of any significant organizing activities by labor unions among its other non-union employees at this time.

                  As the Company continues to pursue its growth strategy, its employee staffing needs and recruitment efforts are expected to increase commensurately. Due to competitive local labor markets and normal attrition to the major airlines, there can be no assurance that the Company will be able to satisfy its hiring requirements. The Company has committed additional resources to its employee retention efforts. Annual turnover of Company pilots was approximately 11% during 1997, compared to 18% during 1996.

         Pilot Training

                  The Company performs pilot training in state-of-the-art, full motion simulators and conducts training in accordance with FAA Part 121 regulations. In 1993, the Company initiated an Advanced Qualification Program ("AQP") to enhance pilot training in both technical and Crew Resource Management ("CRM") skills. The FAA has recognized the Company's leadership in CRM training by selecting the Company to participate in a FAA sponsored training grant. The principal objective of the grant is to develop a prototype training program that provides carriers with a more efficient approach for integrating CRM procedures into standard operating procedures. For the past two and one half years, the Company has worked closely with the FAA and George Mason University in the development of proceduralized CRM. The second and final phase of the project, operational implementation, began in August 1996 and is expected to be completed in 1998.

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

                  From time to the time, the FAA conducts inspections of air carriers with varying degrees of intensity. The Company underwent an intensive, two-week FAA Regional Aerospace Inspection Program ("RASIP") audit during the fourth quarter of 1997. The final audit report consisted of recommendations and minor findings, none of which resulted in civil penalties. The Company responded to the findings and believes that it has met and continues to meet the required standards for safety and operational performance. The Company's airline operations will continue to be audited by the FAA for compliance with applicable safety regulations.

         Regulation

                  Economic. With the passage of the Deregulation Act, much of the regulation of domestic airline routes and rates was eliminated. The DOT still has extensive authority to issue certificates authorizing carriers to engage in air transportation, establish consumer protection regulations, prohibit certain unfair or anti-competitive pricing practices, mandate conditions of carriage and make ongoing determinations of a carrier's fitness, willingness and ability to provide air transportation. The DOT can also bring proceedings for the enforcement of its regulations under applicable federal statutes, which proceedings may result in civil penalties, revocation of operating authority or criminal sanctions.

                  The Company holds a certificate of public convenience and necessity, issued by the DOT, that authorizes it to conduct air transportation of persons, property and mail between all points in the United States, its territories and possessions. This certificate requires that the Company maintain DOT-prescribed minimum levels of insurance, comply with all applicable statutes and regulations and remain continuously "fit" to engage in air transportation.

                  Based on conditions in the industry, or as a result of Congressional directives or statutes, the DOT from time to time proposes and adopts new regulations or amends existing regulations. For example, the DOT has implemented extensive regulations to prevent unfair, discriminatory and deceptive practices by CRSs. Currently, these rules are being re-examined by the DOT in light of changing market conditions since they were last recodified in 1992. The DOT must either re-enact these regulations or revise them on or before March 31, 1999.

                  The DOT has also enacted rules establishing guidelines for setting reasonable airport charges and procedural rules for challenging such charges. The DOT has recently adopted a compliance policy regarding the increasing use of ticketless travel and the consumer-related notices that must be supplied to passengers before travel. The DOT has also proposed rules to implement a statutory directive and a Presidential Commission recommendation to improve notice to families of passengers involved in aviation accidents. The DOT is considering the means by which it will require domestic and international carriers to collect additional passenger-related information, including emergency contact names and telephone numbers and other identifying information. The DOT has estimated that the cost to the industry of obtaining this information from each passenger could be significant.

                  Safety. The FAA regulates the safety-related activities of air carriers. The Company is subject to the FAA's jurisdiction with respect to aircraft maintenance and operations, equipment, ground facilities, flight dispatch, communications, training, weather observation, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires that airlines under its jurisdiction obtain an operating certificate and operations specifications for the particular aircraft and types of operations conducted by such airlines. The Company possesses an Air Carrier Certificate issued by the FAA and related authorities authorizing it to conduct operations with turboprop and turbojet equipment. In addition, the FAA has approved the Company's commencement of CRJ service. The Company's authority to conduct operations is subject to suspension, modification or revocation for cause. The FAA has authority to bring proceedings to enforce its regulations, which proceedings may result in civil or criminal penalties or revocation of operating authority.

                  In order to ensure the highest level of safety in air transportation, the FAA has authority to issue maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and the mandatory removal and replacement of parts that have failed or may fail in the future. In addition, the FAA from time to time amends its regulations which such amended regulations may impose additional regulatory burdens on the Company such as the installation of new safety-related items (collision and windshear avoidance systems and enhanced flight data recorders). Depending upon the scope of the FAA's order and amended regulations, these requirements may cause the Company to incur substantial, unanticipated expenses.

                  The FAA requires air carriers to adopt and enforce procedures designed to safeguard property, ensure airport security and screen passengers to protect against terrorist acts. The FAA, from time to time, imposes additional security requirements on air carriers and airport authorities based on specific threats or world conditions or as otherwise required. The FAA and the industry are cooperating to test a system by which passengers and their baggage would be more closely monitored to ensure that no bag is checked without a passenger boarding the aircraft. The Company incurs substantial expense in complying with current security requirements and it cannot predict what additional security requirements may be imposed in the future or the cost of complying with such requirements.

                  Associated with the FAA's security responsibility is its program to ensure compliance with rules regulating the transportation of hazardous materials. The Company both accepts and ships approved hazardous materials for transportation and must train its employees to identify and properly handle such materials. The FAA enforces its hazardous material regulations by the imposition of civil penalties, which can be substantial.

                  Other Regulation. In the maintenance of its aircraft fleet and ground equipment, the Company handles and uses many materials that are classified as hazardous. The Environmental Protection Agency and similar local agencies have jurisdiction over the handling and processing of these materials. The Company is also subject to the oversight of the Occupational Safety and Health Administration concerning employee safety and health matters. The Company is subject to the Federal Communications Commission's jurisdiction regarding the use of radio facilities.

                  The Airport Noise Control Act ("ANCA") requires that airlines phase-out the operation of certain types of aircraft. None of the Company's aircraft are subject to the phase-out provisions of ANCA. While ANCA generally preempts airports from imposing unreasonable local noise rules that restrict air carrier operations, airport operators may implement reasonable and nondiscriminatory local noise abatement procedures, which procedures could impact the ability of the Company to serve certain airports, particularly in off-peak hours. Certain local noise rules adopted prior to ANCA were grandfathered under the statute.

                  Federal Excise Taxes. Ticketing airlines are obligated to collect a U.S. transportation excise tax on passenger ticket sales. This tax, known as the aviation trust tax or the "ticket tax" is used to defray the cost of FAA operations and other aviation programs. Recently, the federal statute authorizing the ticket tax expired on two separate occasions - from January 1, 1996 through August 26, 1996, and from January 1, 1997 through March 6, 1997. Ticketing airlines did not collect the ticket tax during these periods. The ticket tax was most recently reinstated effective March 7, 1997, with an expiration date of September 30, 1997. Beginning on October 1, 1997, a revised formula for determining the ticket tax took effect. Under this revised formula, the ticket tax is now comprised of a percentage of the passenger ticket price plus a flat fee for each segment flown, and will be adjusted annually. For the period from October 1, 1997 through September 30, 1998, the ticket tax will equal nine percent of passenger ticket price plus $1 per segment.

         Seasonality

                  As is common in the industry, the Company experiences lower demand for its product during the period of December through February. Because the Company's services and marketing efforts are focused on the business traveler, this seasonality of demand is somewhat greater than for airlines which carry a larger proportion of leisure travelers. In addition, the Company's principal geographic area of operations experiences more adverse weather during this period, causing a great77er percentage of the Company's and other airlines' flights to be canceled. These seasonal factors have combined in the past to reduce the Company's capacity, traffic, profitability, and cash generation for this three month period as compared to the rest of the year.


Item 2.           Properties

         Leased Facilities

                  Airports

                  The Company leases gate and ramp facilities at all of the airports it serves and leases ticket counter and office space at those locations where ticketing is handled by Company personnel. Payments to airport authorities for ground facilities are generally based on a number of factors, including space occupied as well as flight and passenger volume. The Company believes that it can accommodate through various arrangements the new flights it plans, and is exploring possible long-term solutions for assuring access to adequate facilities at Washington-Dulles.

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

                  In February 1998, the Company occupied its new 90,000 square foot aircraft maintenance facility comprised of 60,000 square feet of hangar space and 30,000 square feet of support space at Washington-Dulles. The Company has consolidated all maintenance functions to this facility which includes hangar, shop and office space necessary to maintain the Company's growing fleet.


Item 3.           Legal Proceedings

                  The Company is a party to routine litigation and FAA proceedings incidental to its business, none of which is likely to have a material effect on the Company's financial position or the results of its operations.

     The Company is a party to an action pending in the United States District Court for the Southern District of Ohio, Peter J. Ryerson, administrator of the estate of David Ryerson, v. Atlantic Coast Airlines, Case No. C2-95-611. This action is more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. On March 10, 1997, the Court granted Plaintiff's motion to the effect that liability would not be limited to those damages available under the Warsaw Convention. The Company is currently unable to estimate the monetary award, if any, resulting from this litigation, but believes it remains fully covered under the Company's insurance policy.

     The Company is also a party to an action pending in the United States Court of Appeals for the Fourth Circuit known as Afzal v. Atlantic Coast Airlines, Inc. (No. 98-1011). This action is an appeal of the December 1997 decision granted in favor of the Company in a case claiming wrongful termination of employment brought in the United States District Court for the Eastern District of Virginia known as Afzal v. Atlantic Coast Airlines, Inc. (Civil Action No. 96-1537-A). The Company does not expect the outcome of this case to have any material adverse effect on its financial condition or results of its operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fiscal quarter ended December 31, 1997, to a vote of the security holders of the Company through the solicitation of proxies or otherwise.

                                                        PART II

Item 5.           Market for Registrant's Common Equity and Related
Stockholder Matters

                  The Company's common stock, par value $.02 per share (the "Common Stock"), is traded on the Nasdaq National Market ("Nasdaq/NM") under the symbol "ACAI". Trading of the Common Stock commenced on July 21, 1993.

                  The following table sets forth the reported high and low closing sale prices of the Common Stock on the Nasdaq/NM for the periods indicated:

       1996                           High                       Low
       ----                          ----                       ---
       First quarter               $16.250                    $7.375
       Second quarter               17.125                    12.625
       Third quarter                15.875                    11.000
       Fourth quarter               13.125                      9.25

       1997
       First quarter               $17.000                   $11.800
       Second quarter               17.250                    12.250
       Third quarter                22.000                    15.500
       Fourth quarter               31.875                    18.500

       1998
       First quarter               $45.000                   $29.750
       (through March 2, 1997)

                  As of March 2, 1998, the closing sales price of the Common Stock on Nasdaq/NM was $44.00 per share and there were approximately 109 holders of record of Common Stock.

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

                  On July 2, 1997, the Company issued $50 million aggregate principal amount of 7.0% Convertible Subordinated Notes due July 1, 2004 (the "Notes"), pursuant to Rule 144A under the Securities Act of 1933, and received net proceeds of approximately $48.3 million related to the sale of the Notes. On July 18, 1997, the Company received additional net proceeds of $7.3 million for the exercise of the over-allotment option. The notes are convertible into shares of Common Stock, par value $0.02 of the Company (the "Common Stock") by the holders at any time after sixty days following the latest date of original issuance thereof and prior to maturity, unless previously redeemed or repurchased, at a conversion price of $18 per share, subject to certain adjustments. The Company may not call the notes for redemption prior to July 1, 2000.

                  In January 1998, $5.9 million face amounts of Notes were converted at the option of several holders into 330,413 shares of the Company's Common Stock. On March 3, 1998, the Company notified holders of the Notes that the Company was temporarily reducing the conversion price in order to induce the holders to redeem their Notes for Common Stock. If all remaining holders of the Notes converted to Common Stock pursuant to this inducement, approximately 46,000 shares of Common Stock will be issued representing the reduction component of the conversion price. The holders have until April 8, 1998 to accept the Company's inducement.

                  In July 1997, the Company repurchased 1.46 million shares of the Company's Common Stock from British Aerospace for $16.9 million using a portion of the proceeds received from the issuance of the Notes.


Item 6.           Selected Financial Data

                  The following selected financial data under the caption "Consolidated Financial Data" and "Consolidated Balance Sheet Data" relating to the years ended December 31, 1993, 1994, 1995, 1996 and 1997 have been derived from the Company's consolidated financial statements. The following selected operating data under the caption "Selected Operating Data" have been derived from Company records. The data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.


SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
(Dollars in thousands, except per share and related operating data)

Consolidated Financial Data:                                       Years ended December 31,

                                                       1993                1994               1995             1996             1997
                                            ----------------    ----------------   ----------------   --------------    ------------

Operating revenues:
  Passenger revenues                              $145,786            $156,047            $153,918         $179,370         $202,540
  Total operating revenues                         149,103             158,919             156,968          182,484          205,444
Operating expenses:
  Salaries and related costs                        35,162              41,590              40,702           44,438           49,661
  Aircraft fuel                                     15,397              15,189              13,303           17,124           17,766
  Aircraft maintenance and materials                19,714              22,345              15,252           16,841           16,860
  Aircraft rentals                                  31,087              35,565              25,947           29,137           29,570
  Traffic commissions and related fees              22,914              25,913              25,938           28,550           32,667
  Depreciation and amortization                      1,654               2,329               2,240            2,846            3,566
  Other                                             20,608              25,167              21,262           23,711           26,411
  Write-off of  intangible assets                        -               6,000                   -                -                -
  Restructuring charges (reversals)                      -               8,099               (521)            (426)                -
                                            ----------------    ----------------   ----------------   --------------
                                                                                                                        ------------
  Total operating expenses                         146,536             182,197             144,123          162,221          176,501


                                            ----------------    ----------------   ----------------   --------------    ------------
Operating income (loss)                              2,567            (23,278)              12,845           20,263           28,943


                                            ----------------    ----------------   ----------------   --------------    ------------

  Interest expense                                 (2,298)             (2,153)             (1,802)          (1,013)          (3,450)
  Interest income                                       60                   -                  66              341            1,284
  Other (expenses) income                            (225)                 295                 181               17               62

                                            ----------------    ----------------   ----------------   --------------    ----------
Total non operating expenses                       (2,463)             (1,858)             (1,555)            (655)          (2,104)
                                            ----------------    ----------------   ----------------   --------------    ------------

Income (loss) before income tax expense
   and extraordinary item                              104            (25,136)              11,290           19,608           26,839
Income tax provision (benefit)                          67                   -             (1,212)              450           12,339
                                            ----------------    ----------------   ----------------   --------------    ------------

Income (loss) before extraordinary item                 37            (25,136)              12,502           19,158           14,500
Extraordinary item (1)                             (1,780)                   -                 400                -                -
                                            ----------------    ----------------   ----------------   --------------    ------------
  Net Income (loss)                               $(1,743)           $(25,136)             $12,902          $19,158          $14,500
                                            ================    ================   ================   ==============    ============




SELECTED CONSOLIDATED  FINANCIAL AND OPERATING  DATA
(Dollars in thousands, except per share and related operating data)

                                                                   Years ended December 31,

                                                 1993              1994             1995                1996                1997

                                             --------------    --------------   --------------    -----------------    -------------
Income (loss) per share:

  Basic:
    Income (loss) before extraordinary item         $0.01            $(3.67)           $1.46                $2.25             $1.85
    Extraordinary item                              (0.29)                -             0.05                    -                 -
                                             ==============   ===============   ==============    =================    =============
  Net  income (loss) per share                     $(0.28)           $(3.67)           $1.51                $2.25             $1.85
                                             ==============   ===============   ==============    =================    =============

  Diluted:
    Income (loss) before extraordinary item         $0.01            $(3.67)           $1.29                $2.15             $1.61
    Extraordinary item                              (0.29)                -             0.04                    -                 -
                                             ==============   ===============   ==============    =================    =============
  Net  income (loss) per share                     $(0.28)           $(3.67)           $1.33                $2.15             $1.61
                                             ==============   ===============   ==============    =================    =============



Weighted average  number of shares used
   in computation  (in thousands)
      Basic                                         6,083             6,858             8,342                8,481             7,824
      Diluted                                       6,083             6,858             9,871                8,920             9,756
Selected Operating Data:
    Departures                                     97,291           134,804           131,470              137,924           146,069
    Revenue passengers carried                  1,445,878         1,545,520         1,423,463            1,462,241         1,666,975
    Revenue passenger miles (000s) (2)            381,489           393,013           348,675              358,725           419,977
    Available seat miles (000s) (3)               853,668           885,744           731,109              771,068           861,222
    Passenger load factor (4)                       44.7%             44.3%             47.7%                46.5%             48.8%
    Breakeven passenger load factor (5)             43.9%             47.0%             43.9%                41.4%             41.8%
    Revenue per available seat mile                $0.175            $0.179            $0.215               $0.237            $0.239
    Cost per available seat mile (6)               $0.171            $0.189            $0.198               $0.211            $0.205
    Average yield per revenue passenger            $0.382            $0.397            $0.441               $0.500            $0.482
mile (7)
    Average fare                                     $101              $101              $108                 $123              $122
    Average passenger trip length (miles)             264               254               245                  245               252
    Aircraft in service (end of period)                62                56                54                   57                65
    Destinations served (end of period)                54                42                41                   39                43

Consolidated Balance Sheet Data:
    Working capital (deficiency)                 $(3,935)           (4,488)             $4,552              $17,782          $45,177
    Total assets                                   52,448            40,095            47,499               64,758           148,992
    Long-term debt and capital leases, less
current                                             5,941             6,675             7,054                5,673            76,146
         portion
    Redeemable common stock warrants                    -                 -                 -                    -                 -
    Redeemable Series A, Cumulative,
Convertible,                                            -             3,825             3,825                    -                 -
         Preferred Stock
    Total stockholders' equity                     19,595             1,922            14,561               34,637            34,805


     (1) In connection with the early extinguishment of certain senior notes, in 1993 the Company recorded an extraordinary charge of $1,779,583 resulting from the write-off of the unamortized portion of debt discount and the deferred finance costs associated with the extinguished debt; and in 1995 an extraordinary gain of $400,000 related to the early extinguishment of debt. No similar extinguishments were recognized in 1996 or 1997.

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

     (5) "Breakeven passenger load factor" represents the percentage of seats filled by revenue passengers for the airline to break even after operating expenses, less other revenues and excluding restructuring and write-offs of intangible assets. Had restructuring and write-offs of intangible assets been included for the years ended December 31, 1993, 1994, 1995, 1996 and 1997, this percentage would have been 43.9%, 51.0%, 43.8%, 41.3% and 41.8%, respectively.

     (6) "Operating cost per available seat mile" represents total operating expenses excluding restructuring and write-offs of intangible assets divided by available seat miles. Had restructuring and write-offs of intangible assets been included for the years ended December 31, 1993, 1994, 1995, 1996 and 1997, cost per available seat mile would have been $0.172, $0.206, $0.197, $0.210 and $0.205 respectively.

     (7) "Average yield per revenue passenger mile" represents the average passenger revenue received for each mile a revenue passenger is carried.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

General

                  In 1997, Atlantic Coast Airlines, Inc. ("ACAI") and its wholly-owned subsidiary, Atlantic Coast Airlines ("ACA"), together ("the Company"), posted a profit of $14.5 million compared to a profit of $19.2 million for 1996, and $12.9 million in 1995. The reduced profitability from 1996 to 1997 is primarily due to an increase in the Company's provision for income taxes of approximately $12.3 million in 1997 as compared to approximately $500,000 for 1996. The increase in the tax provision in 1997 reflects the full utilization of net operating loss carryforwards in 1996 and the use of a more conservative approach to estimating permanent differences between taxable and book income. Pretax income increased 37% from 1996 to 1997 principally caused by a 2.3 point load factor gain and a 2.8% reduction in cost per available seat mile ("ASM") partially offset by a 3.6% reduction in yield. The improvement from 1995 to 1996 reflects increases in the Company's yields as well as a reduction in the break-even passenger load factor. Management believes that the improvement from 1995 to 1996 is attributable to the benefits realized from a major restructuring in 1994. As a result of these actions, coupled with improvements in yield management, marketing, and a generally improved economic environment for airlines, the Company returned to profitability in the second quarter 1995, achieving record operating profits for 1995, 1996 and 1997.

Results of Operations

                  The Company earned net income of $14.5 million or $1.61 per diluted share in 1997 compared to net income of $19.2 million or $2.15 per diluted share in 1996, and $12.9 million or $1.33 per diluted share in 1995. During 1997, the Company generated operating income of $28.9 million compared to $20.3 million for 1996, and $12.8 million for 1995. Operating margins for 1997, 1996 and 1995 were 14.1%, 11.1% and 8.2%, respectively.

     The improvement in operating results from 1996 to 1997 reflects a 1.0% increase in unit revenue (revenue per ASM) from $0.237 to $0.239 coupled with an 11.7% increase in ASMs and a 2.8% decrease in unit cost (cost per ASM.

                  The improvement in operating results from 1995 to 1996 reflects a 10.2% increase in unit revenue (revenue per ASM) from $0.215 to $0.237 coupled with a 5.5% increase in ASMs partially offset by a 6.6% increase in unit cost (cost per ASM). These results were achieved despite a challenging operating environment brought about by a 20.5% increase in the cost per gallon of fuel in 1996.

Fiscal Year 1996 vs. 1997

Operating Revenues

     The Company's operating revenues increased 12.6% to $205.4 million in 1997 compared to $182.5 million in 1996. The increase resulted from an 11.7% increase in ASMs, an increase in load factor of 2.3 points, partially offset by a 3.6% decrease in yield.

                  The reduction in yield is related in part to the reinstatement of the federal excise ticket tax from March 7, 1997 through the remainder of the year. During 1996, this tax was only in effect from August 27, 1996 to December 31, 1996. Total passengers increased 14.0% in 1997 compared to 1996 as a result of the 11.7% increase in ASMs and 2.3 point increase in load factor.

Operating Expenses

                  The Company's operating expenses increased 8.8% to $176.5 million in 1997 compared to $162.2 million in 1996 due primarily to an 11.7% increase in ASMs, and a 14.0% increase in passengers. The increase in ASMs reflects the net addition of five British Aerospace Jetstream-41 ("J-41") aircraft during 1997.

     A summary of operating expenses as a percentage of operating revenue and operating cost per ASM for the years ended December 31, 1996 and 1997 is as follows:


                                                                 Year Ended December 31,
                                                        1996                            1997
                                            ------------------------------ --------------------------------
                                              Percent of         Cost        Percent of          Cost
                                               Operating       per ASM        Operating        per ASM
                                               Revenues        (cents)        Revenues         (cents)
                                            --------------- ---------------- ------------- ----------------

Salaries and related costs                       24.4%           5.8            24.2%            5.8
Aircraft fuel                                     9.4%           2.2             8.6%            2.1
Aircraft maintenance and materials                9.2%           2.2             8.2%            2.0
Aircraft rentals                                 16.0%           3.8            14.4%            3.4
Traffic commissions and related fees             15.6%           3.7            15.9%            3.8
Depreciation and amortization                     1.6%            .4             1.7%             .4
Other                                            13.0%           3.0            12.9%            3.0
                                            ---------------- ------------- ---------------- ---------------

    Total (before reversals of
    restructuring charges)                       89.2%           21.1           85.9%            20.5
                                            ---------------- ------------- ---------------- ---------------

                  Costs per ASM before reversals of restructuring charges decreased 2.8% to 20.5 cents in 1997 compared to 21.1 cents in 1996 primarily due to an 11.7% increase in ASMs in 1997 compared to 1996, offset by a 14.0% increase in passengers carried. The increase in ASMs resulted from the net addition of five J-41 aircraft and five 50-seat Canadair Regional Jets ("CRJ") aircraft along with a 1.8% improvement in daily aircraft block hour utilization.

                  Salaries and related costs per ASM remained unchanged at 5.8 cents in 1997 compared to 1996. In absolute dollars, salaries and related expenses increased 11.9% from $44.4 million in 1996 to $49.7 million in 1997. The increase resulted from additional flight payroll related to a contractual increase in May 1996 and February 1997 and a 10.7% increase in profit sharing expense year over year.

                  The cost per ASM of aircraft fuel decreased to 2.1 cents in 1997 compared to 2.2 cents in 1996. The total cost of fuel per gallon decreased 4.2% to 79.3 cents in 1997 compared to 82.8 cents in 1996. In absolute dollars, aircraft fuel expense increased 4.1% from $17.1 million in 1996 to $17.8 million in 1997.

                  The cost per ASM of aircraft maintenance and materials decreased to 2.0 cents in 1997 compared to 2.2 cents in 1996. The decreased maintenance expense resulted primarily from the receipt of performance guarantee fees from an overhaul vendor. In absolute dollars, aircraft maintenance and materials expense increased 0.6% from $16.8 million in 1996 to $16.9 million in 1997.

                  The cost per ASM of aircraft rentals decreased to 3.4 cents in 1997 compared to 3.8 cents in 1996. The decreased unit costs reflect the refinancing to lower rental rates of eleven used J-41 aircraft and the purchase by the Company of three used J-41s. All of these transactions were accomplished in the second half of 1997. In absolute dollars, aircraft rentals increased 1.7% from $29.1 million in 1996 to $29.6 million in 1997.

                  The cost per ASM of traffic commissions and related fees increased to 3.8 cents in 1997 compared to 3.7 cents in 1996. The increased commissions reflect the contractual increases in program fees paid to United and a higher percentage of tickets sold by travel agencies. Commission rates as a percent of total passenger revenue fluctuate based on the mix of commissionable and non-commissionable tickets, and have changed due to a cap on the total amount of commission that travel agents can earn. Commissions as a percentage of total passenger revenue averaged 7.3% in 1997 and 7.4% in 1996. Related fees include program fees to United and segment booking fees for reservations. In absolute dollars, traffic commissions and related fees increased 14.3% from $28.6 million in 1996 to $32.7 million in 1997.

                  The cost per ASM of depreciation and amortization remained unchanged at 0.4 cents in 1997 compared to 1996. Absolute increases in depreciation expense were offset by increases in ASMs. The absolute increase results primarily from the purchase of four J-41 aircraft (one of these aircraft was new to the fleet in 1997), additional rotable spare parts associated with additional J-41 aircraft, improvements to aircraft, leasehold improvements and purchases of computer equipment. In absolute dollars, depreciation and amortization expense increased 28.6% from $2.8 million in 1996 to $3.6 million in 1997.

                  The cost per ASM of other operating expenses remained unchanged at 3.0 cents in 1997 compared to 1996. Absolute increases were offset by increased ASMs. The absolute increase in expenses are primarily attributable to increased facility rents and distressed passenger expenses. In absolute dollars, other operating expenses increased 11.4% from $23.7 million in 1996 to $26.4 million in 1997.

                  As a result of the foregoing expense items, total operating expenses before reversals of restructuring charges were approximately $176.5 million for 1997, an increase of 8.5% compared to $162.6 million in 1996. Total ASMs increased 11.7% year over year and the cost per ASM decreased from 21.1 cents for 1996 to 20.5 cents for 1997.

                  The Company reversed excess restructuring reserves of $426,000 in 1996 (0.1 cents per ASM). The Company established the reserves with a charge of $8.1 million in 1994. The reversals reflected remaining unused reserves for pilot requalification, return conditions, spare parts reconciliation and miscellaneous professional fees. As of December 31, 1996, there were no remaining reserves related to the restructuring.

                  Interest expense, net of interest income, was $2.2 million in 1997 and $672,000 in 1996. The increased expense reflects the Company's issuance in July 1997 of $57.5 million of 7% convertible debt and $16.4 million of equipment notes associated with pass through trust certificates issued in September 1997 reduced by a significant increase in the Company's cash balances in 1997 and use of proceeds from the convertible debt to repay higher interest bearing debt.

                  The Company recorded a provision for income taxes of approximately $12.3 million for 1997, compared to a provision for income taxes of approximately $500,000 in 1996. The 1996 effective tax rate of approximately 2.3% is significantly less than the statutory federal and state rates due principally to the full utilization of net operating loss carryforwards and the elimination of the valuation allowance. The 1997 effective tax rate of approximately 46% is higher than the statutory federal and state rates. The Company believes the higher effective tax rate is nonrecurring and reflects a more conservative approach to estimating permanent differences between taxable and book income. The Company expects a more normalized effective tax rate in 1998. The Company has recorded a net deferred tax asset of approximately $688,000 at December 31, 1997 compared to $3.1 million at December 31, 1996. No net operating loss carryforwards were available for 1997.

Fiscal Year 1995 vs. 1996

Operating Revenues

                  The Company's operating revenues increased 16.2% to $182.5 million in 1996 compared to $157 million in 1995. The increase resulted from a 5.5% increase in ASMs and a 13.3% increase in yield, partially offset by a 1.2 percentage point decrease in passenger load factor.

                  The increase in yield is related in part to the expiration of the ticket tax on December 31, 1995. The increase in yield caused by this factor cannot be determined nor can the impact on revenue that resulted from the reinstatement of the tax on August 27, 1996. Revenue per ASM improved 10.2% year over year. Total passengers increased 2.7% in 1996 compared to 1995.

Operating Expenses

     The Company's operating expenses increased 12.6% in 1996 compared to 1995 due primarily to a 5.5% increase in ASMs, and a 2.7% increase in passengers. The increase in ASMs reflects the addition of two J-41 aircraft.

     A summary of operating expenses as a percentage of operating revenues and operating cost per ASM for the years ended December 31, 1995 and 1996 is as follows:


                                                                 Year Ended December 31,
                                                         1995                           1996
                                             ------------------------------ ------------------------------
                                               Percent of        Cost        Percent of         Cost
                                               Operating        per ASM       Operating       per ASM
                                                Revenues        (cents)       Revenues        (cents)
                                             --------------- -------------- -------------- ---------------

Salaries and related costs                        25.9%            5.7          24.4%           5.8
Aircraft fuel                                      8.5%            1.8           9.4%           2.2
Aircraft maintenance and materials                 9.7%            2.1           9.2%           2.2
Aircraft rentals                                  16.5%            3.5          16.0%           3.8
Traffic commissions and related fees              16.5%            3.5          15.6%           3.7
Depreciation and amortization                      1.4%             .3           1.6%            .4
Other                                             13.6%            2.9          13.0%           3.0
                                             --------------- -------------- -------------- ---------------
    Total (before reversals of
    restructuring charges)                        92.1%          19.8           89.2%          21.1
                                             --------------- -------------- -------------- ---------------

                  Cost per ASM before reversals of restructuring charges increased 6.6% to 21.1 cents in 1996 compared to 19.8 cents in 1995 primarily due to the increased cost of fuel, increases in aircraft rental expense and landing fees from additional aircraft and additional traffic commissions and related fees resulting from a 16.3% increase in total operating revenue. These factors were slightly offset by a 5.5% increase in ASMs.

                  Salaries and related costs per ASM increased to 5.8 cents in 1996 compared to 5.7 cents in 1995. The increase resulted from additional flight payroll related to a contractual increase in May 1996 and an 80.4% increase in profit sharing year over year. In absolute dollars, salaries and related expenses increased 9.1% from $40.7 million in 1995 to $44.4 million in 1996.

                  The total cost per ASM of aircraft fuel increased to 2.2 cents in 1996 compared to 1.8 cents in 1995. The total cost of fuel per gallon increased 20.5% due to increases in aircraft fuel prices and the 4.3 cents per gallon fuel tax imposed by the federal government in October 1995. The average cost per gallon, including into-plane fees, was 82.8 cents in 1996 and 68.7 cents in 1995. In absolute dollars, aircraft fuel expense increased 28.6% from $13.3 million in 1995 to $17.1 million in 1996.

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

                  The cost per ASM of aircraft rentals increased to 3.8 cents in 1996 compared to 3.5 cents in 1995. The increased expenses reflect two additional J-41 aircraft delivered in 1996 and the full year effect of aircraft delivered in 1995. In absolute dollars, aircraft rentals increased 12.4% from $25.9 million in 1995 to $29.1 million in 1996.

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

                  The cost per ASM of other operating expenses increased to 3.0 cents in 1996 compared to 2.9 cents in 1995. The increased expenses are primarily attributable to increased glycol costs resulting from relatively severe winter weather, additional pilot training costs and increased legal fees. In absolute dollars, other operating expenses increased 11.3% from $21.3 million in 1995 to $23.7 million in 1996.

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

                  Interest expense, net of interest income, was $672,000 in 1996 and $1.7 million in 1995. The decreased expense reflects reduced borrowings under the Company' accounts receivable financing facility and the early retirement of a $4 million convertible term note to British Aerospace in December 1995.

                  The Company recorded a provision for income taxes of approximately $500,000 for 1996, compared to a benefit of approximately $1.2 million in 1995. The benefit recorded in 1995 reflects the recognition of the deferred tax asset of $1.5 million in the fourth quarter of 1995, net of valuation allowance. The 1996 effective tax rate of approximately 2.3% is significantly less than the statutory federal and state rates due principally to the full utilization of net operating loss carryforwards and the elimination of the valuation allowance. The Company recorded a net deferred tax asset of $3.1 million at December 31, 1996.

Outlook

                  This Outlook section and the Liquidity and Capital Resources section below contain forward-looking statements. The Company's actual results may differ significantly from the results discussed in forward-looking statements. Factors that could cause the Company's future results to differ materially from the expectations described here include the response of the Company's competitors to the Company's business strategy, market acceptance of CRJ service to new destinations, the cost of fuel, the weather, satisfaction of regulatory requirements and general economic and industry conditions.

                  A central element of the Company's business strategy is expansion of its aircraft fleet. At December 31, 1997, the Company had commitments to acquire 18 additional 50-seat CRJs, one of which was delivered in January 1998. The introduction of these aircraft will expand the Company's business into new markets. In general, service to new markets may result in increased operating expenses that may not be immediately offset by increases in operating revenues.

Liquidity and Capital Resources

                  The Company's balance sheet improved significantly during 1997 compared to 1996. As of December 31, 1997, the Company had cash and cash equivalents of $39.2 million and working capital of $45.2 million compared to $21.5 million and $17.8 million respectively as of December 31, 1996. During the year ended December 31, 1997, cash and cash equivalents increased $17.7 million, reflecting net cash provided by operating activities of $21.3 million, net cash used in investing activities of $55.2 million (related to deposits for the CRJs, purchases of equipment and increases in short term investments) and net cash provided by financing activities of $51.6 million. Net cash provided by financing activities increased principally due to the receipt of net proceeds of $55.6 million in July 1997 from the issuance of convertible notes due 2004 partially offset by the $16.9 million purchase of the Company's common stock from British Aerospace in July 1997.

                  As of December 31, 1996 the Company had cash and cash equivalents of $21.5 million and working capital of $17.8 million compared to $8.4 million and $4.6 million respectively as of December 31, 1995. During 1996, cash and cash equivalents increased $13.1 million, reflecting net cash provided by operations of $20.1 million, net cash used in investing activities of $2.2 million (related to purchases or spare parts and equipment) and net cash used in financing activities of $4.9 million (primarily related to the redemption of preferred stock and payments on long-term debt and capital lease obligations).

         Other Financing

                  The Company has an asset-based lending agreement with a financial institution that provides the Company with a line of credit of up to $20 million, depending on the amount of assigned ticket receivables. Borrowings under the line of credit can provide the Company a source of working capital until proceeds from ticket coupons are received. The line is collateralized by all of the Company's receivables and there were no borrowings under the line during 1997. The Company pledged $7.7 million of this line of credit as collateral to secure letters of credit issued on behalf of the Company by a financial institution.

                  In June 1997, the Industrial Development Authority of Loudoun County, Virginia ("IDA") approved a $9.4 million tax exempt bond issuance in connection with the Company's proposed construction of a maintenance facility at Washington-Dulles. The Company has paid approximately $500,000 to cover the costs associated with furnishing and equipping the new facility. These bonds were issued under a variable interest rate structure for a twenty-five year term including a requirement for a monthly sinking fund provision, and are collateralized by a $9.6 million letter of credit issued on behalf of the Company by a financial institution. The letter of credit is collateralized by the Company's leasehold deed of trust on the maintenance facility and $4.9 million of the Company's line of credit. The Company will be obligated to pay rent for the facility and the underlying land leasehold, the proceeds from which the IDA will make the required interest and sinking fund payments on the bond obligation. In the event of a default, the Company would be obligated to reimburse the financial institution to the maximum amount of the letter of credit. Annual rent is subject to escalation every five years. In February 1998, the Company occupied this building and began paying rent.

                  On July 2, 1997, the Company issued $50 million aggregate principal amount of 7% Convertible Subordinated Notes due July 1, 2004 ("the Notes"). The Company received net proceeds of approximately $48.3 million related to the sale of the Notes. In addition, the Company granted the initial purchasers a thirty day option to purchase up to an additional $7.5 million aggregate principal amount of the Notes solely to cover over-allotments. On July 18, 1997, the Company received net proceeds of $7.3 million related to the exercise of this option. The net proceeds of the Note offering have been used to support the introduction of the Company's regional jet fleet, repurchase 1.46 million shares of the Company's Common Stock from British Aerospace as described below, retire higher interest rate debt and for general corporate purposes.

                  The Notes are convertible into shares of Common Stock, unless previously redeemed or repurchased, at a conversion price of $18 per share, subject to certain adjustments. Interest on the Notes is payable on April 1 and October 1 of each year, commencing October 1, 1997. The Notes are not redeemable by the Company until July 1, 2000. Thereafter, the Notes will be redeemable, at any time, on at least 15 days notice at the option of the Company, in whole or in part, at the redemption prices set forth in the Indenture dated July 2, 1997, in each case, together with accrued interest.

                  In January 1998, $5.9 million face amount of Notes were converted by several holders into 330,413 shares of the Company's Common Stock.

                  On March 3, 1998, the Company notified holders of the Notes that the Company was temporarily reducing the conversion price in order to induce the Note holders to convert their Notes into Common Stock. The Note holders have until April 8, 1998 to accept the Company's inducement.

     In April 1997, the Company executed a short term promissory note for deposits totaling $11 million related to the acquisition of the CRJs. The promissory note was paid in full on July 2, 1997 from the net proceeds of the Notes.

                  In July 1997, the Company repurchased 1.46 million shares of the Company's Common Stock from British Aerospace for approximately $16.9 million from the net proceeds of the sale of the Notes as described above. The stock was repurchased at a 22.5% discount from the average of the closing bid prices during the period June 24 through June 30, 1997.

     During July 1997, the Company retired $3.1 million of other high interest rate debt from the proceeds of the Notes. In January 1998, the Company retired an additional $1.4 million in capital lease obligations.

                  In September 1997, approximately $112 million of pass through certificates were issued in a private placement by separate pass through trusts, which purchased with the proceeds, equipment notes (the "Equipment Notes") issued in connection with (i) leveraged lease transactions relating to four J-41s and six CRJs (delivered or expected to be delivered), all of which are or will be leased to the Company (the "Leased Aircraft"), and (ii) the financing of four J-41s owned by the Company (the "Owned Aircraft"). The Equipment Notes issued with respect to the Owned Aircraft are direct obligations of ACA, guaranteed by ACAI and are included in the accompanying consolidated financial statements. The Equipment Notes issued with respect to the Leased Aircraft are not obligations of ACA or guaranteed by ACAI.

                  With respect to one CRJ leased aircraft, at December 31, 1997 (the "Prefunded Aircraft"), the proceeds from the sale of the Equipment Notes were deposited into collateral accounts, to be released at the closing of a leveraged lease related to the Prefunded Aircraft. In January 1998, an equity investor purchased this aircraft and entered into a leveraged lease with the Company and the collateral accounts were released.

         Other Commitments

                  In July 1997, the Company entered into a series of interest rate swap contracts in the amount of $39.8 million. The swaps were executed by purchasing six contracts maturing between March and September 1998 with Bombardier, Inc. as the counter party. The interest rate hedge is designed to limit approximately 50% of the Company's exposure to interest rate changes until permanent financing for its second six CRJ aircraft, which are scheduled for delivery between March and September 1998, is secured. At December 31, 1997, had all contracts settled on that date, the Company would have been obligated to pay the counter party approximately $1.4 million.

                  In January 1998, the Company entered into a contract to purchase fuel from United Aviation Fuels Corporation ("UAFC"), a wholly-owned subsidiary of United Airlines during the period February through September 1998. The Company has committed to purchase 33,000 barrels of fuel per month during the term of this contract at a delivered price excluding taxes and into plane fees of 52.2 cents per gallon. In March 1998, the Company extended the contract through December 1998 committing to purchase 33,000 barrels per month, October through December, at a delivered price excluding taxes and into plane fees of
50.35 cents per gallon. Fuel purchased under this arrangement represents approximately 46% of the Company's anticipated 1998 fuel requirements.

                  The Company has started to review its computer systems and application programs for year 2000 compliance. The Company believes that the cost to modify any of its non-compliant systems or applications will not have a material effect on its financial position or results of its operations. However, the Company can not give any assurances that the systems of other parties upon which the Company must rely, will be year 2000 compliant on a timely basis. Examples of systems operated by others that the Company may use and or rely upon are: FAA Air Traffic Control, Computer Reservation Systems for travel agent sales and United Airlines' reservation, passenger check in and ticketing systems. The Company's business, financial condition and or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by others.

         Aircraft

                  The Company has significant lease obligations for aircraft that are classified as operating leases and therefore are not reflected as liabilities on the Company's balance sheet. The remaining terms of such leases range from less than one year to sixteen and a half years. The Company's total rent expense in 1997 under all non-cancelable aircraft operating leases with remaining terms of more than one year was approximately $29.2 million. As of December 31, 1997, the Company's minimum rental payments for 1998 under all non-cancelable aircraft operating leases with remaining terms of more than one year were approximately $36 million.

                  As of March 4, 1998, the Company had a total of 17 CRJs on order from Bombardier, Inc., in addition to the six delivered, and held options for 25 additional CRJs. The initial order for 12 CRJs and 36 options was placed on January 28, 1997. Options were exercised on November 20, 1997 for an additional six firm and six conditional CRJ deliveries. On March 4, 1998, five of the six conditional orders were converted to firm orders and the remaining one was restored to option status. The first five CRJs were delivered in the third and fourth quarters of 1997. Two additional CRJs have been delivered during the first quarter 1998 under operating leases. Seven additional deliveries are scheduled in 1998 and nine deliveries are scheduled in 1999 which the Company is obligated to purchase and finance (including leveraged leases) at an approximate capital cost of $296 million.

                  On February 23, 1997, the Company entered into an agreement with Aero International (Regional) (the "BA J-41 Agreement") to acquire 12 new J-41 aircraft, and into a related agreement that gave the Company permission to refinance through third parties up to fifteen previously delivered J-41 aircraft that were under leases supported by British Aerospace. The new aircraft were to be delivered under long-term leases with British Aerospace, but were also eligible for third party financing. Four of the new aircraft had been delivered as of May 29, 1997, when British Aerospace announced that it would no longer manufacture the J-41 as part of its regular product line. On July 2, 1997, the Company and British Aerospace amended the BA J-41 Agreement to cancel any further deliveries of J-41s pursuant to the BA J-41 Agreement. As part of the amended BA J-41 Agreement, the Company received certain manufacturer credits and support. The amendment also provides that British Aerospace will provide additional asset value support for such contemplated third party financings.

                  During 1997, the Company completed third party financings of eighteen J-41 aircraft as follows: On August 1, 1997, three new J-41s through leveraged leases with a third party; on September 15, 1997, two used J-41s through single investor leases with a third party; on September 26, 1997, four used J-41s through leveraged leases with a third party as part of the pass through certificates as described above; on September 26, 1997, one new and three used J-41s purchased by the Company with debt as part of the pass through certificates; on September 30, 1997, two used J-41s through single investor leases with a third party, and on December 30, 1997, three used J-41s through single investor leases with a third party. All of these aircraft were already on lease to the Company at the time of closing, and prior leases were terminated as part of these transactions. As compared to the prior leases, these refinancings have resulted in reduced payment obligations, shorter lease terms, and improved return conditions. On February 13, 1998, the Company entered into a single investor lease with a third party for the last J-41 eligible for refinancing.

                  In November 1997, the Company entered into a lease and purchase agreement with Aero International (Regional) for the acquisition of one additional new J-41. The Company will be required to arrange third party financing of this aircraft, or to purchase it outright, during the second quarter of 1998, subject to the aircraft being properly modified by Aero International.

                  In order to ensure the highest level of safety in air transportation, the FAA has authority to issue maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and the mandatory removal and replacement of parts that have failed or may fail in the future. In addition, the FAA from time to time amends its regulations which such amended regulations may impose additional regulatory burdens on the Company such as the installation of new safety-related items (collision and windshear avoidance systems and enhanced flight data recorders). Depending upon the scope of the FAA's order and amended regulations, these requirements may cause the Company to incur substantial, unanticipated expenses.

         Capital Equipment and Debt Service

                  In 1998 the Company anticipates capital spending of approximately $60 million consisting primarily of $40 million to own two CRJs and one J-41 aircraft, $17 million for spare parts, engines and equipment, and $3 million for other capital assets. The Company anticipates that it will be able to arrange financing for the aircraft and spares through a combination of manufacturer and third party financing arrangements on favorable terms, although there is no certainty that such financing will be available or in place before the commencement of deliveries. The Company currently has an agreement in principle from a third party for approximately $126 million in debt financing associated with the purchase of nine CRJ's to be delivered in 1998 and 1999.

                  Debt service for 1998 is estimated to be approximately $9.2 million reflecting increased borrowings related to the issuance of the 7% Convertible Subordinated Notes and the purchase of four J-41 aircraft. The foregoing amount does not include additional debt that may be required for the financing of the CRJ spare parts and engines.

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

         Recent Accounting Pronouncements

                  In July 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", which requires that comprehensive income and the associated income tax expense or benefit be reported in financial statements with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that same financial statement. "Comprehensive Income" refers to revenues, expenses, gains and losses that under GAAP are not included in net income. The impact of SFAS No. 130 will not change levels of net income, but will result in new disclosure requirements for the Company.

                  In July 1997, the FASB also issued Statement No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information" which requires disclosure for each segment, for which the chief operating decision maker organizes the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management disaggregates the company. The impact of SFAS No. 131 will also result in new disclosure requirements for the Company.

                  Recently, the American Institute of Certified Public Accountants issued a proposed statement of position on accounting for start-up costs, including preoperating costs related to the introduction of new fleet types by airlines. The proposed accounting guidelines would require companies to expense start-up costs as incurred. The FASB recently approved the proposed guidelines, and they will take effect for fiscal years beginning after December 15, 1998. The Company has deferred certain start-up costs related to the introduction of the CRJs and is amortizing such costs to expense ratably over four years. The Company will be required to expense any unamortized amounts remaining as of January 1, 1999. The Company estimates the remaining unamortized balance for deferred start-up costs will be approximately $1.4 million on January 1, 1999.

Item 8.           Consolidated Financial Statements

         INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                                                           Page

Independent Auditors' Report for the year ended December 31, 1997

Report of Independent Certified Public Accountants for the years ended December 31, 1995 and 1996 34 December 31, 1995 and 1996

Consolidated Balance Sheets as of December 31, 1996 and 1997

Consolidated  Statements  of  Operations  for the years ended
December 31, 1995, 1996 and 1997

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997

Consolidated  Statements  of Cash Flows for the years  ended
December  31, 1995, 1996 and 1997 38 December 31, 1995, 1996 and
1997

Notes to Consolidated  Financial  Statements

Independent Auditors' Report


The Board of Directors and Stockholders
Atlantic Coast Airlines, Inc.

We have audited the accompanying consolidated balance sheet of Atlantic Coast Airlines, Inc. and Subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Airlines, Inc. and subsidiary as of December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


Washington, D.C.                                   KPMG Peat Marwick LLP
January 28, 1998, except as to note 17,
which is as of March 4, 1998

Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Atlantic Coast Airlines, Inc.

We have audited the accompanying consolidated balance sheet of Atlantic Coast Airlines, Inc. and Subsidiary, as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Airlines, Inc. and Subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                   BDO Seidman, LLP

Washington, D.C.
January 24, 1997, except for Note 18, The date which is May 29, 1997



                                                                                                Atlantic Coast Airlines, Inc.
                                                                                                               and Subsidiary

                                                                                                  Consolidated Balance Sheets



(In thousands, except for share data and par values)
December 31,

                                                                                     1996                           1997

---------------------------------------------------------------------------------------------------------------------------

Assets
Current:
    Cash and cash equivalents                                                                $  21,470          $   39,167
    Short term investments                                                                           -              10,737
    Accounts receivable, net                                                                    15,961              21,621
    Expendable parts and fuel inventory, net                                                     1,759               2,477
    Prepaid expenses and other current assets                                                    2,554               2,855
------------------------------------------------------------------------------------  -----------------  ------------------
        Total current assets                                                                    41,744              76,857
Property and equipment at cost, net of accumulated depreciation and
   amortization                                                                                 16,157              40,638
Preoperating costs, net of accumulated amortization                                                225               2,004
Intangible assets, net of accumulated amortization                                               2,882               2,613
Deferred tax asset                                                                               3,140                 688
Debt issuance costs, net of accumulated amortization                                                 -               3,051
Aircraft deposits                                                                                  570              19,040
Other assets                                                                                        40               4,101
------------------------------------------------------------------------------------  -----------------  ------------------
        Total assets                                                                         $  64,758           $ 148,992
------------------------------------------------------------------------------------  -----------------  ------------------
Liabilities and Stockholders' Equity
Current:
    Accounts payable                                                                         $   3,770         $     4,768
    Current portion of long-term debt                                                            1,319               1,851
    Current portion of capital lease obligations                                                 1,497               1,730
    Accrued liabilities                                                                         17,376              23,331
------------------------------------------------------------------------------------  -----------------  ------------------
        Total current liabilities                                                               23,962              31,680
Long-term debt, less current portion                                                             2,407              73,855
Capital lease obligations, less current portion                                                  3,266               2,290
Deferred credits, net                                                                              486               6,362
------------------------------------------------------------------------------------  -----------------  ------------------
        Total liabilities                                                                       30,121             114,187
------------------------------------------------------------------------------------  -----------------  ------------------
Stockholders' equity:
  Preferred Stock, $.02 par value per share; shares authorized
    5,000,000; no shares issued or outstanding in 1996 or 1997                                       -                   -
  Common stock: $.02 par value per share; shares authorized 15,000,000; shares issued 8,498,910 in 1996 and 8,739,507 in 1997; shares outstanding 8,486,410
    in 1996 and 7,267,007 in 1997                                                                  170                 175
  Class A common stock: nonvoting; par value; $.02 stated value per share; shares
    authorized 6,000,000; no shares issued or outstanding                                            -                   -
  Additional paid-in capital                                                                    37,689              40,296
  Less:  Common stock in treasury, at cost, 12,500 shares in 1996 and 1,472,500
      shares in 1997                                                                              (125)            (17,069)
  Retained earnings (deficit)                                                                   (3,097)             11,403
------------------------------------------------------------------------------------  -----------------  ------------------
        Total Stockholders' Equity                                                              34,637              34,805
------------------------------------------------------------------------------------  -----------------  ------------------
        Total Liabilities and Stockholders' Equity                                           $  64,758           $ 148,992
------------------------------------------------------------------------------------  -----------------  ------------------
        Commitments and Contingencies
------------------------------------------------------------------------------------  -----------------  ------------------

     See accompanying notes to consolidated financial statements.



                                                                                                      Atlantic Coast Airlines, Inc.
                                                                                                                     and Subsidiary
                                                                                              Consolidated Statements of Operations


(In thousands, except for per share data)
Years ended December 31,

                                                                                1995              1996              1997
---------------------------------------------------------------------------------------------------------------------------

Operating revenues:
  Passenger                                                                 $ 153,918         $ 179,370       $  202,540
  Other                                                                         3,050             3,114            2,904
---------------------------------------------------------------------------------------------------------------------------
         Total operating revenues                                             156,968           182,484          205,444
---------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Salaries and related costs                                                   40,702            44,438           49,661
  Aircraft fuel                                                                13,303            17,124           17,766
  Aircraft maintenance and materials                                           15,252            16,841           16,860
  Aircraft rentals                                                             25,947            29,137           29,570
  Traffic commissions and related fees                                         25,938            28,550           32,667
  Depreciation and amortization                                                 2,240             2,846            3,566
  Other                                                                        21,262            23,711           26,411
  Restructuring charges (reversals)
                                                                           (521)             (426)               -
---------------------------------------------------------------------------------------------------------------------------
         Total operating expenses                                             144,123           162,221          176,501
Operating income                                                               12,845            20,263           28,943
---------------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest expense
                                                                          (1,802)           (1,013)           (3,450)
  Interest income                                                                  66               341            1,284
  Other income                                                                    181                17               62
---------------------------------------------------------------------------------------------------------------------------
         Total other expense
                                                                          (1,555)             (655)           (2,104)
---------------------------------------------------------------------------------------------------------------------------
             Income before income tax provision (benefit)
                 and extraordinary                                             11,290            19,608           26,839
item
  Income tax provision (benefit)                                                                    450           12,339
                                                                          (1,212)
---------------------------------------------------------------------------------------------------------------------------
             Income before extraordinary item                                  12,502            19,158           14,500
  Extraordinary Item                                                              400                 -                -
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                   $ 12,902         $  19,158       $   14,500
---------------------------------------------------------------------------------------------------------------------------
Income per share:
         Basic
                    Income before extraordinary item                            $1.46             $2.25            $1.85
                    Extraordinary item                                           0.05                 -                -
                                                                      -----------------------------------------------------
                    Net income                                                  $1.51             $2.25            $1.85
                                                                      =====================================================
         Diluted
                    Income before extraordinary item                            $1.29             $2.15            $1.61
                    Extraordinary item                                           0.04                 -                -
                                                                      -----------------------------------------------------
                    Net income                                                  $1.33             $2.15            $1.61
                                                                      =====================================================

   Weighted average shares used in computation:
          Basic                                                                 8,342             8,481            7,824
          Diluted                                                               9,871             8,920            9,756
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.



                                                                                                       Atlantic Coast Airlines, Inc.
                                                                                                                      and Subsidiary

                                                                                     Consolidated Statements of Stockholders' Equity



(In thousands, except for share data)
                                               Common Stock         Additional         Treasury Stock             Retained
                                         ----------------------------Paid-In    -----------------------------     Earnings
                                                                     Capital                                      (Deficit)
                                              Shares       Amount                        Shares    Amount
---------------------------------------- ------------------------- ------------ ---------------------------- ------------------

Balance, December 31, 1994                   8,324,470      $  166     $ 36,703         12,500       $ (125)     $   (34,822)

Exercise of common stock options                31,941           1           71                            -               -
Preferred stock dividends declared                   -           -            -                            -            (335)
Net Income                                           -           -            -                            -
                                                                                                                       12,902
---------------------------------------- ------------- ----------- ------------ -------------- ------------- -----------------
Balance, December 31, 1995                   8,356,411         167       36,774         12,500         (125)          (22,255)
Exercise of common stock options               142,499           3          351                            -                 -
Tax benefit of stock option exercise                 -           -          564                            -                 -
Net Income                                           -           -            -                            -           19,158

---------------------------------------- ------------- ----------- ------------ -------------- ------------- -----------------
Balance December 31, 1996                    8,498,910         170       37,689         12,500         (125)           (3,097)
Exercise of common stock options               240,597           5        1,250                            -                 -
Tax benefit of stock option exercise                 -           -        1,357                            -                 -
Purchase of treasury stock                           -           -            -      1,460,000      (16,944)                 -
Net Income                                           -           -            -                            -
                                                                                                                        14,500
---------------------------------------- ------------- ----------- ------------ -------------- ------------- -----------------
Balance December 31, 1997                    8,739,507    $    175     $ 40,296      1,472,500    $ (17,069)      $     11,403

---------------------------------------- ------------- ----------- ------------ -------------- ------------- -----------------

See accompanying notes to consolidated financial statements.



                                                                                                       Atlantic Coast Airlines, Inc.
                                                                                                                      and Subsidiary

                                                                                               Consolidated Statements of Cash Flows
(In thousands)
Years ended December 31,
                                                                            1995               1996                     1997
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net income                                                                $ 12,902           $ 19,158           $ 14,500
    Adjustments to reconcile net income (loss) to net cash provided
         by   (used in) operating activities:
          Extraordinary gain                                                     (400)                  -                  -
          Depreciation and amortization                                          1,815              2,434              3,111
          Amortization of intangibles and preoperating costs                       425                412                455
          Provision for uncollectible accounts                                     229                387                168
          Provision for inventory obsolescence                                     120                 50                 63
          Amortization of deferred credits                                           -               (27)              (243)
          Amortization of debt issuance costs                                        -                  -                181
          (Increase) decrease in deferred tax asset                            (1,500)            (1,640)              2,452
          Net (gain) loss on disposal of fixed assets                              (7)                  1                450
          Amortization of debt discount and finance                                  7                 46                 76
         costs
          Gain on disposal of                                                    (177)                  -                  -
         slots
    Changes in operating assets and liabilities:
              Accounts receivable                                              (1,169)            (1,741)            (5,829)
              Expendable parts and fuel inventory                                  686                 41              (781)
              Prepaid expenses and other current assets                          2,814              (796)                403
              Preoperating costs                                                     -                  -            (2,057)
              Other assets                                                          62                  -                  -
              Accounts payable                                                 (1,393)                238                998
              Accrued liabilities                                                1,259              1,590              7,313
                                                                      ---------------------------------------------------------
              Net cash provided by operating activities                         15,673             20,153             21,260
Net cash provided by (used in) operating  activities  Cash flows from  investing activities:
   Purchase of property and equipment                                          (4,260)            (2,128)           (26,005)
   Proceeds from sales of fixed assets                                           1,916                  -                  -
   Purchase of short term investments                                                -                  -           (10,737)
   Proceeds from sale of intangible assets                                         375                  -                  -
   Payments for aircraft and other deposits                                          -               (61)           (18,447)
                                                                      ---------------------------------------------------------
              Net cash used in investing activities                            (1,969)            (2,189)           (55,189)
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                      4,210                486             75,220
   Payments of long-term debt                                                  (4,769)            (1,234)            (3,241)
   Payments of capital lease obligations                                         (689)            (1,171)            (2,258)
   Net decrease in lines of credit                                             (6,356)                  -                  -
   Proceeds from receipt of deferred credits and other                               -                513                809
   Deferred financing costs                                                       (66)              (239)            (3,215)
   Payment of convertible preferred stock dividend                                   -              (335)                  -
   Redemption of convertible preferred stock                                         -            (3,825)                  -
   Proceeds from exercise of stock options                                          72                915              1,255
   Purchase of treasury stock                                                        -                  -           (16,944)
              Net cash (used in) provided by financing activities              (7,598)            (4,890)             51,626
Net cash (used in) provided by financing activities
Net increase in cash and cash equivalents                                        6,106             13,074             17,697
Cash and cash equivalents, beginning of year                                     2,290              8,396             21,470
                                                                      ---------------------------------------------------------
Cash and cash equivalents, end of year                                        $  8,396           $ 21,470           $ 39,167
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                  Atlantic Coast Airlines, Inc.
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------
39


1.   Summary of Accounting     (a)   Basis of Presentation
     Policies
                                     The  accompanying   consolidated  financial
                                     statements include the accounts of Atlantic
                                     Coast  Airlines,   Inc.  ("ACAI")  and  its
                                     wholly-owned  subsidiary,   Atlantic  Coast
                                     Airlines    ("ACA"),     together,     (the
                                     "Company").  All  significant  intercompany
                                     accounts   and   transactions   have   been
                                     eliminated in consolidation. As of December
                                     31, 1997, the Company operated in the air transportation industry providing scheduled service for passengers to 40 destinations in 17 eastern states of the United States.
                                     All of the Company's flights are currently operated under a code sharing agreement with United Airlines, Inc. ("United") and are identified as United Express flights in computer reservation systems.

                               (b)   Cash, Cash Equivalents and Short-Term
                                     Investments

                                     The Company  considers  investments with an
                                     original  maturity of three  months or less
                                     when  purchased  to  be  cash  equivalents.
                                     Investments   with  an  original   maturity
                                     greater  than three  months are  considered
                                     short-term   investments.   All  short-term
                                     investments are considered to be available for sale. Due to the short maturities associated with the Company's investments, the amortized cost approximates fair market value. Accordingly, no adjustment has been made to record unrealized holding gains and losses.

                               (c)   Airline Revenues

                                     Passenger  fares  and  cargo  revenues  are
                                     recorded as operating  revenues at the time
                                     transportation  is  provided.  The value of
                                     unused   passenger   tickets  sold  by  the
                                     Company is included in current liabilities.
                                     Accounts   receivable  are  stated  net  of
                                     allowances  for  uncollectible  accounts of
                                     approximately   $550,000,    $287,000   and
                                     $269,000 at  December  31,  1995,  1996 and
                                     1997,  respectively.   Amounts  charged  to
                                     costs  and   expenses   for   uncollectible
                                     accounts  in  1995,   1996  and  1997  were
                                     $229,000,     $387,000     and     $168,000
                                     respectively.    Write-off    to   accounts
                                     receivable were none, $650,000 and $186,000 in 1995, 1996 and 1997, respectively.

                                     The   Company    participates   in   United
                                     Airlines,  Inc.'s  ("United")  Mileage Plus
                                     frequent  flyer  program.  The Company does
                                     not  accrue  for   incremental   costs  for
                                     mileage   accumulation   relating  to  this
                                     program because the Company believes such costs are immaterial. Incremental costs for awards redeemed on the Company's flights are expensed as incurred.

                               (d)   Concentrations of Credit Risk

                                     The   Company   provides   commercial   air
                                     transportation   in  the   eastern   United
                                     States.  Substantially all of the Company's
                                     passenger  tickets  are sold by  other  air
                                     carriers.  The  Company  has a  significant
                                     concentration  of its  accounts  receivable
                                     with other air carriers with no collateral.
                                     At  December  31,  1996 and 1997,  accounts
                                     receivable   from  air   carriers   totaled
                                     approximately   $14.3   million  and  $18.7
                                     million,   respectively.    Such   accounts
                                     receivable   serve  as   collateral   to  a
                                     financial  institution  in connection  with
                                     the Company's  line of credit  arrangement.
                                     Of  the  total  amount,  approximately  $11
                                     million and $14.8 million at December 31, 1996 and 1997, respectively, were due from United. Historically, accounts receivable losses have been insignificant.

                               (e)   Risks and Uncertainties

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

                                     The Company  operates  under a code-sharing
                                     agreement  with  United,  which  expires on
                                     March 31, 1999.  The  agreement  allows the
                                     Company to operate under  United's  colors,
                                     utilize  the  "United   Express"  name  and
                                     identify   its   flights   using   United's
                                     designator  code. The Company believes that
                                     its relationship with United  substantially
                                     enhances   its   ability  to  compete   for
                                     passengers.   The  loss  of  the  Company's
                                     affiliation   with  United   could  have  a
                                     material adverse effect on the Company's business.

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

                                     The Company's  contract with the AFA became
                                     amendable on April 30, 1997. In March 1998,
                                     a tentative  agreement  between the Company
                                     and  AFA  was  rejected  by a  vote  of the
                                     members.  The  Company  expects  to  resume
                                     negotiations  during  the  second  calendar
                                     quarter  of  1998  and  will   continue  to
                                     operate under the terms of the existing agreement until negotiations are completed.

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

                               (f)   Use of Estimates

                                     The preparation of financial  statements in
                                     accordance    with    generally    accepted
                                     accounting  principles  requires management
                                     to make certain  estimates and  assumptions
                                     regarding valuation of assets,  recognition
                                     of  liabilities  for costs such as aircraft
                                     maintenance,  differences  in timing of air
                                     traffic  billings  from  United  and  other
                                     airlines,  operating  revenues and expenses
                                     during  the  period   and   disclosure   of
                                     contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

                               (g)   Expendable Parts

                                     Expendable parts and supplies are stated at
                                     the  lower  of  cost  or  market,  less  an
                                     allowance  for  obsolescence  of  $120,000,
                                     $169,950  and  $232,601 for the years ended
                                     December   31,   1995,   1996   and   1997,
                                     respectively. Expendable parts and supplies are charged to expense as they are used. Amounts charged to costs and expenses for obsolescence in 1995, 1996 and 1997 were $120,000, $49,950 and $62,652 respectively.

                               (h)   Property and Equipment

                                     Property and  equipment are stated at cost.
                                     Depreciation    is    computed    on    the
                                     straight-line  method  over  the  estimated
                                     useful  lives of the related  assets  which
                                     range   from   five   to   fifteen   years.
                                     Amortization  of capital leases is included
                                     in   depreciation   expense.   The  Company
                                     periodically  evaluates  whether events and
                                     circumstances   have  occurred   which  may
                                     impair  the  estimated  useful  life or the
                                     recoverability  of the remaining balance of
                                     its  long-lived  assets.  If such events or
                                     circumstances  were to  indicate  that  the
                                     carrying  amount of these  assets would not
                                     be recoverable,  the Company would estimate
                                     the future  cash flows  expected  to result
                                     from  the  use  of  the  assets  and  their
                                     eventual  disposition.  If  the  sum of the
                                     expected  future  cash flows  (undiscounted
                                     and without interest  charges) is less than
                                     the  carrying   amount  of  the  asset,  an
                                     impairment loss would be recognized by the Company.


                               (i)   Preoperating Costs

                                     Preoperating  costs  represent  the cost of
                                     integrating  new  types of  aircraft.  Such
                                     costs,  which  consist  primarily of flight
                                     crew   training  and   aircraft   ownership
                                     related  costs,  are deferred and amortized
                                     over  a   period   of  four   years   on  a
                                     straight-line basis.

                                     In   1997,    the    Company    capitalized
                                     approximately  $1.8  million of these costs
                                     related to the introduction of the Canadair
                                     Regional  Jet  ("CRJ")  into the  Company's
                                     fleet.    Accumulated    amortization    of
                                     preoperating costs at December 31, 1996 and
                                     1997    were    $722,000    and    $53,000,
                                     respectively.    In    1997,    the    J-41
                                     preoperating    costs    were    completely
                                     amortized and written off.

                               (j)   Intangible Assets

                                     Goodwill  of  approximately  $3.2  million,
                                     representing  the  excess of cost above the
                                     fair  value of net assets  acquired  in the
                                     acquisition  of ACA, is being  amortized by
                                     the straight-line method over twenty years.
                                     The primary financial indicator used by the
                                     Company to assess the recoverability of its
                                     goodwill is undiscounted  future cash flows
                                     from operations.  The amount of impairment,
                                     if any,  is  measured  based  on  projected
                                     future  cash flows  using a  discount  rate
                                     reflecting  the  Company's  average cost of
                                     funds.  Slots  are being  amortized  by the
                                     straight-line  method  over  twenty  years.
                                     Accumulated   amortization   of  intangible
                                     assets at December 31, 1996 and 1997 was $911,000 and $1.1 million, respectively.

                               (k)   Maintenance

                                     The Company's maintenance accounting policy
                                     is a  combination  of  expensing  events as
                                     incurred    and    accruing   for   certain
                                     maintenance events. The Company accrues for
                                     current and future maintenance events on an
                                     ongoing basis at rates it estimates will be
                                     sufficient to cover  maintenance  costs for
                                     the aircraft.  For the J-32  aircraft,  the
                                     Company  accrues for engine  overhaul costs
                                     on a per flight  hour  basis.  For the J-41
                                     aircraft,  the Company accrues for airframe
                                     component  and engine  overhaul  costs on a
                                     per  flight   hour   basis.   For  the  CRJ
                                     aircraft,   the  Company  accrues  for  the
                                     replacement of engine life limited parts on a per cycle basis. All other maintenance costs are expensed as incurred.

                               (l)   Deferred Credits

                                     The Company  accounts for lease  incentives
                                     provided by the aircraft  manufacturers  as
                                     deferred   credits.   These   credits   are
                                     amortized  on a  straight-line  basis  as a
                                     reduction   to  lease   expense   over  the
                                     respective lease term. The lease incentives
                                     are  credits  that may be used to  purchase
                                     spare  parts,   satisfy   aircraft   return
                                     conditions and or be applied against future rental payments.

                               (m)   Income Taxes

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

                                (n)  Stock Options

                                     The Company  accounts  for its  stock-based
                                     compensation   plans  using  the  intrinsic
                                     value method  prescribed  under  Accounting
                                     Principles  Board (APB) No. 25. Under these
                                     principles,     the     Company     records
                                     compensation expense for stock options only
                                     if the exercise price is less than the fair
                                     market   value   of   the   stock   on  the
                                     measurement date.

                               (o)   Income Per Share

                                     On March 3, 1997 the  Financial  Accounting
                                     Standards   Board   issued   Statement   of
                                     Financial  Accounting  Standards  No,  128,
                                     "Earnings per Share (SFAS 128)", which became effective for the Company's fiscal year ended December 31, 1997 and required restatement of previously reported earnings per share data. SFAS 128 provides for the calculation of Basic and Diluted income per share.

                                     Basic  income  per  share  is  computed  by
                                     dividing net income,  after  deducting  any
                                     preferred  dividend  requirements,  by  the
                                     weighted  average  number of common  shares
                                     outstanding.  Diluted  income  per share is
                                     computed  by  dividing  net  income,  after
                                     deducting    any     preferred     dividend
                                     requirements,   by  the  weighted   average
                                     number of  common  shares  outstanding  and
                                     common stock equivalents,  which consist of
                                     shares  subject to stock  options  computed
                                     using  the  treasury   stock   method.   In
                                     addition,  dilutive convertible  securities
                                     are  included  in  the  denominator   while
                                     interest,  net of tax, for convertible debt
                                     is included in the numerator.  In 1995, the
                                     dilutive    effect   of   the   convertible
                                     preferred  stock and the  convertible  debt
                                     are included in the  calculation of diluted
                                     income  per  share.  In  1996,  convertible
                                     preferred   stock  is  included,   but  the
                                     convertible  debt was  retired  in 1995 and
                                     therefore,   not   included   in  the  1996
                                     calculation.   In  1997,  the   calculation
                                     included   the   dilutive   effect  of  new
                                     convertible debt, but not the convertible preferred stock as it was redeemed in 1996.

                                     A  reconciliation   of  the  numerator  and
                                     denominator used in computing income per share is as follows (in thousands except per share amounts):

                                                      1995                      1996                    1997
                                                      ----                      ----                    ----

                                               Basic      Diluted      Basic       Diluted      Basic      Diluted
       ---------------------------------------------------------------------------------------------------------------

     Share calculation:
       Average number of common shares
            outstanding                            8,342     8,342       8,481        8,481       7,824       7,824
                Common stock equivalents
           due to assumed exercise of                  -       414           -          311           -         350
           options
       Common stock equivalents due to
           assumed conversion of preferred
           stock                                       -       546           -          128           -           -
       Common stock equivalents due to
           assumed conversion of
           convertible debt                            -       568           -            -           -       1,582
                                            --------------------------------------------------------------------------
       Total common shares and common stock
           equivalents                             8,342     9,871       8,481        8,920       7,824       9,756

                                            --------------------------------------------------------------------------
       Adjustments to net income:
       Net income                              $  12,902 $  12,902   $  19,158    $  19,158    $ 14,500    $ 14,500
       Less:  Preferred dividend
           requirements based on average
           number of preferred shares              (335)         -        (64)            -           -           -
       Less:  Interest expense net of tax              -       237           -            -           -       1,187
                                            --------------------------------------------------------------------------
       Net income available to common
           shareholders                        $  12,567 $  13,139   $  19,094    $  19,158    $ 14,500    $ 15,686
                                            --------------------------------------------------------------------------

       Net income per share                  $      1.51 $   1.33    $  2.25       $ 2.15    $     1.85  $     1.61

       ---------------------------------------------------------------------------------------------------------------

                               (p)   Reclassifications

                                     Certain amounts as previously reported have been reclassified to conform to to the current year presentation.


2.  Property and
     Equipment                 Property and equipment consist of the following:

                               (in thousands)
                               December 31,                                                           1996            1997
                               ---------------------------------------------------------- ---------------- ---------------

                               Owned aircraft and improvements                                           -       $  18,916
                               Improvements to leased aircraft                                    $  2,350           3,521
                               Flight equipment, primarily rotable spare parts                      14,014          18,456
                               Maintenance and ground equipment                                      3,380           4,166
                               Computer hardware and software                                        1,464           2,029
                               Furniture and fixtures                                                  296             445
                               Leasehold improvements                                                  619           1,831
                               ---------------------------------------------------------- ---------------- ---------------
                                                                                                    22,123          49,364
                               Less:  Accumulated depreciation and amortization                      5,966           8,726
                               ---------------------------------------------------------- ---------------- ---------------
                                                                                                  $ 16,157        $ 40,638
                               ---------------------------------------------------------- ---------------- ---------------

3.  Accrued                    Accrued liabilities consist of the following:
     Liabilities
                               (in thousands)
                               December 31,                                                          1996            1997
                               ---------------------------------------------------------- ---------------- ---------------

                               Accrued payroll and employee benefits                              $  4,929        $  6,914
                               Air traffic liability                                                 2,703           1,404
                               Interest                                                                 13           1,352
                               Aircraft rents                                                          564           1,644
                               Reservations and handling                                             2,454           2,441
                               Engine and airframe overhaul costs                                    3,311           3,589
                               Fuel                                                                  1,196             977
                               Accrued taxes payable                                                     -           2,704
                               Other                                                                 2,206           2,306
                               ---------------------------------------------------------- ---------------- ---------------
                                                                                                   $17,376         $23,331
                               ---------------------------------------------------------- ---------------- ---------------

4.   Debt      On November  1, 1995,  the  Company  entered  into a line of credit agreement with a financial  institution  which, based on a
               specified   percentage  of  outstanding   interline   receivables
               (financing  base),  provides for borrowings of up to $20 million.
               The line of credit is collateralized by accounts  receivables and general  intangibles  and will expire on September  30, 2000,  or upon  termination  of the  United  Express  marketing  agreement, whichever  is sooner.  Interest  is payable  monthly at an annual rate of prime plus 1% (8.5% at December  31,  1997).  The Company has pledged approximately $7.7 million of this line as collateral to secure  letters of credit issued on behalf of the Company.  At
               December 31, 1997, the Company's  remaining  available  borrowing
               limit  was  approximately  $4  million.   There  was  no  balance
               outstanding under the line of credit at December 31, 1996, or December 31, 1997.


             Long-term debt consists of the following:
             (in thousands)
             December 31,
                                                                                                         1996             1997

             ----------------------------------------------------------------------------- ------------------ ----------------
             Convertible  subordinated  notes,   principal  due  July  1,  2004,
                   interest   payable  in   semi-annual   installments   on  the
                   outstanding principal with interest
                   at 7%, unsecured.                                                               $        -          $57,500

             EquipmentNotes  associated  with Pass Through  Trust  Certificates, due January 1, 2008 and January 1, 2010, principal payable annually
                   through January 1, 2006 and semi-annually  thereafter through maturity,  interest payable semi-annually at 7.49% throughout term of notes,
                   collateralized by J-41 aircraft.                                                         -           16,431

             Notes to institutional  lenders,  originally due between March 1998 and April 2001,  principal  and  interest  payable in monthly
                   installments   ranging  between  $9,500  and  $40,000,   with
                   interest   from  6.5%  to  12%,   collateralized   by  flight
                   equipment, spare engines and parts, and
                   ground equipment.                                                                    2,302              331

             Note payable to supplier, due May 15, 2000, principal payable monthly with
                   interest at 6.74%, unsecured.                                                            -            1,225

             Note  payable to airport  authority,  due April 1, 2001,  principal payable  monthly with interest at 6.5% through March 31, 1995 and prime plus
                   1.5% thereafter through maturity, collateralized by expendable parts                   760                -
                   inventory.

             Note payable to institutional lender, due October 1, 1998, principal payable
                   monthly with interest at 6.61%, unsecured.                                             466              217

             Note  payable  to other  airline,  due  March 31,  1998,  principal payable in quarterly installments of $38,400 with interest at
                   9%, collateralized
                   by ground support equipment.                                                           192                -

             Other                                                                                          6                2
             ----------------------------------------------------------------------------- ------------------ ----------------
             Total                                                                                      3,726           75,706
             ----------------------------------------------------------------------------- ------------------ ----------------
             Less:  Current Portion                                                                     1,319            1,851
             ----------------------------------------------------------------------------- ------------------ ----------------
                                                                                                       $2,407          $73,855
             ----------------------------------------------------------------------------- ------------------ ----------------


                               In September 1997, approximately $112 million of pass through certificates were issued in a private placement by separate pass through trusts, which used the proceeds to purchase equipment notes (the "Equipment Notes") issued in connection with (i) leveraged lease transactions relating to four J-41s and six CRJs (delivered or expected to be delivered), all of which are or will be leased to the Company (the "Leased Aircraft"), and (ii) the financing of four J-41s owned by the Company (the "Owned Aircraft"). The Equipment Notes issued with respect to the Owned Aircraft are direct obligations of ACA, guaranteed by ACAI and are included as debt obligations in the accompanying financial statements. The Equipment Notes issued with respect to the Leased Aircraft are neither debt obligations of ACA nor guaranteed by ACAI. The Equipment Notes for the Owned Aircraft carry a weighted average interest rate of approximately 7.49% with three Equipment Notes maturing on January 1, 2008, and one Equipment Note maturing January 1, 2010. The aggregate principal amount of the notes is approximately $16.4 million. Aggregate principal payments for the next five years will be approximately $1 million in each of the years of 1998 through 2001 and $1.1 million in 2002.

                               With respect to one CRJ leased aircraft, at December 31, 1997 (the "Prefunded Aircraft"), the proceeds from the sale of the Equipment Notes were deposited into  collateral  accounts,  to be
                               released at the closing of a leveraged lease related to the Prefunded Aircraft. In January 1998, an equity investor purchased this aircraft and entered into a leveraged lease with the Company and the collateral accounts were released.

                               Pursuant to a Purchase Agreement executed on June 27, 1997, between the Company and Alex. Brown & Sons, Incorporated and The Robinson-Humphrey Company, Inc. as Initial Purchasers, on July 2, 1997, the Company issued $50 million aggregate principal amount of 7% Convertible Subordinated Notes due July 1, 2004 (the "Notes"), pursuant to Rule 144A under the Securities Act of 1933, and received net proceeds of approximately $48.3 million related to the sale of the Notes. On July 18, 1997 the Company issued an additional $7.5 million aggregate principal amount of the Notes to cover over-allotments, and received net proceeds of $7.3 million related to the exercise of the over-allotment option.

                               The Notes are convertible into shares of Common Stock, par value $0.02 of the Company (the "Common Stock") by the holders at any time after sixty days following the latest date of original issuance thereof and prior to maturity, unless previously redeemed or repurchased, at a conversion price of $18 per share, subject to certain adjustments. Interest on the Notes is payable on April 1 and October 1 of each year, commencing October 1, 1997. The Notes are not redeemable by the Company until July 1, 2000. Thereafter, the Notes will be redeemable, at any time, on at least 15 days notice at the option of the Company, in whole or in part, at the redemption prices set forth in the Indenture dated July 2, 1997, in each case, together with accrued interest. The Notes are unsecured and subordinated in right of payment in full to all existing and future Senior Indebtedness as defined in the Indenture. The holders of the Notes have certain registration rights with respect to the Notes and the underlying Common Stock (see subsequent events footnote).

                               On April 1, 1997, the Company executed an $11 million short-term promissory note for deposits related to the acquisition of CRJs. The promissory note was paid in full on July 2, 1997 from the proceeds of the Notes issued on July 2, 1997 as described above. During 1997, the Company retired $3.1 million of certain high interest rate debt with the proceeds of the Notes. On December 30, 1994, the Company entered into a $20 million financing agreement with JSX Capital Corporation ("JSX"), an affiliate of British
                               Aerospace, Inc. ("BAI"). This arrangement included the conversion of an outstanding loan on a revolving credit facility of $10 million to equity, an additional $1 million cash equity investment, creation of a term loan facility in the amount of $4 million, issuance of redeemable convertible preferred stock of approximately $3.8 million, and a new revolving line of credit facility of $5 million.

                               The $4 million convertible term loan was due October 31, 1999, with interest at prime plus 2%, payable monthly, except that through June 30, 1995, interest was deferrable and could be added to the principal balance, at the Company's option. The principal repayment consisted of 12 equal payments of principal (plus the pro rata portion of any unpaid interest) payable on April 30, July 31, and October 31 of the years 1996 through 1999. Any principal or interest unpaid as of October 31, 1999, could, at the option of JSX, be converted into common stock at $7 per share at any time thereafter until paid. The term loan was collateralized by the Company's fixed assets and accounts receivable. During 1995, the Company prepaid the balance in full at a discount which resulted in an extraordinary gain of $400,000.

                               A total of 3,825 shares of Series A Redeemable Convertible Preferred Stock at $1,000 per share with liquidation preference of full face amount plus accrued and unpaid dividends was issued, resulting in total proceeds of $3.8 million. The shares were to be redeemed by the Company at the end of seven years and were redeemable at the option of the Company, prior to redemption. The Company redeemed, at par, the Series A Redeemable Convertible Preferred Stock on March 29, 1996.

                               As of December 31, 1997, maturities of long-term debt are as follows:
                               (in thousands)
                               -------------------------------------------------
                               1999                          1,650
                               2000                          1,403
                               2001                          1,042
                               2002                          1,115
                               2003-2010                    68,645
                               -------------------------------------------------
                                                           $75,706
                               -------------------------------------------------

                               The Company has various financial covenant requirements associated with its debt and marketing agreements. These covenants require meeting certain financial ratio tests, including tangible net worth, net earnings, current ratio and debt service levels.

5.  Obligations Under Capital Leases

          The Company leases certain equipment for noncancellable terms of more than one year. The net Under Capital book value of the equipment under capital leases at December 31, 1996 and 1997 is $5.2 million Leases and $4.5 million, respectively. The leases were capitalized at the present value of the lease payments. Interest rates for these leases ranged from 2.3% to 18.1%.

          At December 31, 1997, the future minimum payments, by year and in the aggregate, together with the present value of the net minimum lease payments, are as follows:

                                (in thousands)
                               Year Ending December 31,

                               -------------------------------------------------
                               1998                                   $    1,820
                               1999                                         1666
                               2000                                          581
                               2001                                          201
                               2002                                           19
                               -------------------------------------------------
                               Future minimum lease payments               4,287
                               Amount representing interest                  267
                               -------------------------------------------------
                               Present value of minimum lease payments     4,020
                               Less:  Current maturities                   1,730
                               -------------------------------------------------
                                                                      $    2,290
                               -------------------------------------------------
6.   Operating Leases

          The Company leases its principal administrative, airport and maintenance facilities under Leases operating leases expiring from 2002 to 2023. Future minimum lease payments will average approximately $2.4 million per year.

          Future minimum lease payments under noncancellable aircraft operating leases at December 31, 1997 are as follows:


                               (in thousands)
                               Year ending December 31,
                               -------------------------------------------------
                               1998
                               1999                                       35,146
                               2000                                       34,909
                               2001                                       33,304
                               2002                                       32,708
                               2003 - 2007                               134,212
                               2008 - 2012                                60,413
                               2013 - 2014                                12,829
                               ------------------------------------------------
                                     Total minimum lease payments      $ 379,558
                               -------------------------------------------------
                               The noncancellable aircraft operating lease commitments above reflect amounts for one CRJ pursuant to an operating lease with a third party that was not signed until January 1998. As of December 31, 1997, and prior to entering into the long term operating lease in January 1998, the Company was obligated to pay rent to the manufacturer under a month to month operating lease agreement. Certain of the Company's leases require aircraft to be in a specified maintenance condition at lease termination or upon return of the aircraft.

                               The Company's lease agreements generally provide that the Company pay taxes, maintenance, insurance and other operating expenses applicable to leased assets. Operating lease expense was $30.5 million; $33.8 million; and $35.7 million for the years ended December 31, 1995, 1996 and 1997, respectively.

7.  Stockholders'              Stock Option Plans
       Equity
                               The Company has two nonqualified stock option plans which provide for the issuance of options to purchase common stock of the Company to certain employees and directors of the Company.
                               Under the plans, options are granted by the compensation committee of the board of directors and vest over a three year period, commencing one year after the date of the grant.

                               The Company has reserved 1,500,000 shares of common stock for issuance upon the exercise of options granted under the plan.

                              A summary of the status of the Company's stock options as of December 31, 1995, 1996 and 1997 and changes during the periods ending on those dates is presented below:


                                                                1995                       1996                         1997
                                                                ----                       ----                         ----
                                                          Weighted-average           Weighted-average            Weighted-average
                                                            exercise                   exercise                  exercise price
                                                              price                      price
                                               Shares                      Shares                        Shares
                                            ------------- ------------- ------------ -------------  ------------- --------------

Outstanding at beginning of year                  653,002     $    2.32      729,558      $   2.86       958,392          $6.32
Granted                                           140,500     $    5.30      395,500       $ 11.42       342,000         $17.82
Exercised                                          31,941     $    2.25      142,499      $   2.49       240,597          $5.20
Canceled                                           32,003     $    3.02       24,167      $   7.85        31,334         $10.89
                                            ------------- ------------- ------------ ------------- ------------- --------------
Outstanding at end of year                        729,558     $    2.86      958,392      $   6.32     1,028,461         $10.27
                                            ------------- ------------- ------------ ------------- ------------- --------------

Options exercisable at year-end                   541,889     $    2.23      531,443      $   3.34       458,284          $4.54
                                            ------------- ------------- ------------ ------------- ------------- --------------

Weighted-average fair value of options
    granted during the year                         $4.03                      $8.49                      $12.98

          The following table summarizes information about fixed stock options at December 31, 1997:

                                                      Options Outstanding                          Options Exercisable
                                                       Weighted-average
                                          Number           remaining     Weighted-average       Number       Weighted-average
                                      outstanding at   contractual life   exercise price      exercisable     exercise price
      Range of exercise price            12/31/97           (years)                            12/31/97
------------------------------------ ----------------- ----------------- ----------------- ----------------- -----------------
$2.08 - $3.45                                  340,500               4.9           $  2.15           321,503           $  2.12
$3.45 - $6.90                                   22,000               7.0           $  4.25            15,333           $  4.08
$6.90 - $10.35                                 116,619               7.9           $  8.96            51,613           $  8.83
$10.35 - $13.80                                247,342               8.9            $12.41            58,170            $11.89
$13.80 - $17.25                                162,500               9.1            $15.63            11,665            $16.04
$17.25 - $20.70                                  9,500               9.7            $19.17                 0           $  0.00
$20.70 - $24.15                                127,500               9.8            $22.17                 0           $  0.00
$27.60 - $31.05                                  2,500              10.0            $30.50                 0           $  0.00
                                     ----------------- ----------------- ----------------- ----------------- -----------------
                                             1,028,461               7.6            $10.27           458,284           $  4.54

                              A risk-free interest rate of 5.8%, 5.25% and 5.8% for 1995, 1996, and 1997, a volatility rate of 76%, 71% and 50% for 1995, 1996 and 1997, with an expected life of 7.5 years for 1995, 1996 and 1997, was assumed in estimating the fair value. No dividend rate was assumed for any of the years.

                              The following summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value. The proforma information disclosed below does not include the impact of awards made prior to January 1, 1995 (in thousands, except per share data):


                                           1995                      1996                           1997
                               As Reported         Pro       As Reported    Pro Forma     As Reported      Pro Forma
                                                  Forma
                              --------------- -------------- ------------- ------------- --------------- --------------

       Net Income             $  12,902       $  12,819      $  19,158     $  18,117     $  14,500       $  13,436

       Basic earnings
        per share             $      1.51     $      1.50    $      2.25   $     2.13    $      1.85     $     1.72

       Diluted earnings per
       share                  $      1.33     $      1.30    $      2.15   $      2.03   $      1.61     $     1.50


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

                              At December 31, 1996, and 1997, the Company had 5,000,000 shares of $.02 par value preferred stock authorized. 8,000 of those shares were designated in 1994 as Series A Cumulative Convertible Preferred Stock, of which 3,825 shares were issued as of December 31, 1995. These shares were issued in connection with a financing arrangement entered into by the Company on December 30, 1994.

                              In January 1996, the Company's Board of Directors declared dividends of $334,688 on its Series A Cumulative Convertible Preferred Stock. This represents accrued dividends for the year ended December 31, 1995, in accordance with the financing arrangement entered into by the Company in December 1994. The Company paid these dividends in February 1996.

                              The Company redeemed $3.8 million in Series A Redeemable Cumulative Convertible Preferred Stock on March 29, 1996.

8. Employee  Benefit Plans


          The Company established an Employee Stock Ownership Plan (the "ESOP") covering substantially Plans all employees. For each of the years 1992 through 1995, the Company made contributions to the ESOP which were used in part to make loan and interest payments. For the year ended December 31, 1995, the Company made contributions to the ESOP amounting to $131,040. No contributions were made in 1996 or 1997. Shares of common stock acquired by the ESOP are to be allocated to each employee based on the employee's annual compensation.


          Effective January 1, 1992, the Company adopted a 401(k) Plan (the "Plan"). The Plan covers substantially all full-time employees who meet the Plan's eligibility requirements. Employees may elect a salary reduction contribution up to 17% of their annual compensation not to exceed the maximum amount allowed by the Internal Revenue Service.

          Effective October 1, 1994, the Plan was amended to require the Company to make contributions to the Plan for eligible pilots in exchange for certain concessions. These contributions are in excess of any discretionary contributions made for the pilots under the original terms of the plan. The contribution is 100% vested and equal to 3% of the first $15,000 of compensation plus 2% of compensation in excess of $15,000. The Company's contributions for the pilots shall not exceed 15% of the Company's adjusted net income before extraordinary items for such plan year. The Company's obligations to make contributions with respect to all plan years in the aggregate is limited to $2.5 million. Contribution expense was approximately $395,000, $370,000, and $445,000 for 1995, 1996 and 1997, respectively.


          Effective June 1, 1995, the Plan was amended to allow the Company to make a discretionary matching contribution for non-union employees equal to 25% of salary contributions up to 4% of total compensation. Contribution expense was approximately $13,000, $29,000 and $133,000 for 1995, 1996 and 1997, respectively. Effective April 1, 1997, all eligible pilots were included under the original terms of the Plan.

          In addition to the pilot 401(k), the Company has profit sharing programs which result in periodic payments to all eligible employees. Profit sharing compensation, which is based on attainment of certain performance and financial goals, was approximately $1.2 million, $2.6 million, and $3.6 million in 1995, 1996 and 1997, respectively.


9. Income Taxes

          The provision (benefit) for income taxes includes the following components:

                              (in thousands)
                              Year Ending December 31,                            1995             1996             1997

                              ------------------------------------------------------------------------------------------------

                              Federal:

                                                                                   238            1,699                7,342
                                   Deferred                                    (1,230)           (1,344)               1,907
                              --------------------------------------- ------------------ ----------------- -------------------
                              Total federal provision (benefit)                  (992)               355               9,249
                              --------------------------------------- ------------------ ----------------- -------------------
                              State:
                                   Current                                          50               391               2,545
                                   Deferred                                      (270)             (296)                 545
                              --------------------------------------- ------------------ ----------------- -------------------
                              Total state provision (benefit)                    (220)                95               3,090
                              --------------------------------------- ------------------ ----------------- -------------------
                              Total provision (benefit)                 $      (1,212)      $        450       $      12,339

                              --------------------------------------- ------------------ ----------------- -------------------

                              A reconciliation of income tax expense (benefit) at the applicable federal statutory income tax rate of 35% to the tax provision (benefit) recorded is as follows:

                              (in thousands)
                              Year ending December 31,                            1995               1996               1997
                              --------------------------------------- ------------------ ------------------ ------------------
                              Income tax expense
                                  at statutory rate                           $ 4,092             $ 6,863            $ 9,394
                              Increase (decrease) in tax
                                expense (benefit):

                                   Change in valuation
                                      allowance                               (1,500)             (1,640)                  -
                                   Utilization of net operating
                                      loss carryforward                       (4,677)             (5,811)                  -
                                   Alternative minimum tax
                                      expense ("AMT")                             210                   -                  -
                                   Permanent differences
                                     and other                                     78                  58                937
                                   State income taxes, net
                                      of federal benefit                          585                 980              2,008
                              --------------------------------------- ------------------ ------------------ ------------------
                              --------------------------------------- ------------------ ------------------
                              Income tax expense (benefit)                   $(1,212)            $    450            $12,339
                              --------------------------------------- ------------------ ------------------ ------------------

                              Deferred income taxes result from temporary differences which are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than for financial reporting purposes.

                              The following is a summary of the Company's deferred income taxes as of December 31, 1996, and 1997:

                              (in thousands)
                              December 31,                                                           1996               1997
                              ------------------------------------------------ -------------------------- ------------------
                              Deferred tax assets:
                                   Engine overhaul reserve                                        $ 1,324          $ 1,489
                                   Intangible assets                                                1,195            1,139
                                   Revenue valuation reserves                                       1,362              746
                                   Reserve for bad debts                                              265              150
                                  Alternative minimum tax
                                      credit                                                          661                -
                                  carryforwards
                                   Deferred credits                                                     -            1,940
                                   Other                                                              358              715
                              ----------------------------------------- ------ -------------------------- ------------------
                                      Total deferred tax assets                                     5,165            6,179

                              Deferred tax liabilities:
                                   Depreciation and amortization                                  (1,935)          (4,614)
                                   Preoperating costs                                                (90)            (828)
                                   Other                                                                -             (49)
                              ------------------------------------------ ----- -------------------------- ------------------
                                       Total deferred tax liabilities                             (2,025)          (5,491)

                              ------------------------------------------ ----- -------------------------- ------------------
                              Net deferred income tax assets                                      $ 3,140         $    688
                              ------------------------------------------ ----- -------------------------- ------------------

                              No valuation allowance was established in either 1996 or 1997 as the Company believes that the future realization of the deferred tax asset is more likely than not.

                              The Tax Reform Act of 1986 enacted an alternative minimum tax system, generally effective for taxable years beginning after December 31, 1986. The Company is not subject to alternative minimum tax for the year ended December 31, 1997. An AMT tax credit carryover of approximately $564,000 was fully utilized in 1997.

                              The Company recorded a provision for income taxes of approximately $500,000 for 1996, compared to a provision for income taxes of approximately $12.3 million in 1997. The 1996 effective tax rate of approximately 2.3% is significantly less than the statutory federal and state rates due principally to the full utilization of net operating loss carryforwards and the elimination of the valuation allowance. The 1997 effective tax rate of approximately 46% is higher than the statutory federal and state rates. The higher effective tax reflects a more conservative approach to estimating permanent differences between taxable and book income.

10. Commitments                 Aircraft

                                As of December 31, 1997, the Company had a total of 18 CRJs on order from Bombardier, Inc. The initial order for 12 CRJs and 36 options was placed on January 28, 1997. Options were exercised on November 20, 1997 for an additional six firm and six conditional CRJ deliveries. The first five CRJs were delivered in the third and fourth quarters of 1997. Nine deliveries are
                                scheduled  in  1998  and  nine   deliveries  are
                                scheduled in 1999. The capital cost to the Company for these 18 deliveries is approximately $166.5 million in 1998 and $166.5 million in 1999. As of December 31, 1997, the Company has made $15 million of non-refundable aircraft purchase deposits on these aircraft (see Footnote 17, Subsequent Events).

                                The Company is exploring various third party lease financing arrangements for future aircraft. However, the Company has backup lease financing arrangements or sufficient financing support with the manufacturer such that the Company believes it will be able to acquire the aircraft at competitive rates. The Company currently has an agreement in principle from a third party for approximately $126 million in debt financing associated with the purchase of nine CRJ's to be delivered in 1998 and 1999.

                                In July 1997, the Company entered into a series of interest rate swap contracts in the amount of $39.8 million. The swaps were executed by purchasing six contracts maturing between March and September 1998 with Bombardier, Inc. as the counter party. The interest rate hedge is designed to limit approximately 50% of the
                                Company's exposure to interest rate changes until permanent financing for its second six CRJ aircraft, which are scheduled for delivery between March and September 1998, is secured. At December 31, 1997, had all contracts settled on that date, the Company would have been obligated to pay the counter party approximately $1.4 million. Gains or losses resulting from the interest rate swap contracts will be deferred until the contracts are settled.

                                Maintenance Facility

                                In June 1997, the Industrial Development Authority of Loudoun County, Virginia ("IDA") approved a $9.4 million tax exempt bond issuance in connection with the Company's proposed construction of a maintenance facility at Washington-Dulles. These bonds were issued under a variable interest rate structure for a twenty-five year term including a requirement for a monthly sinking fund provision, and are collateralized by a $9.6 million letter of credit issued on behalf of the Company by a financial institution. The letter of credit is collateralized by $4.9 million of the Company's line of credit and the Company's leasehold deed of trust on the maintenance facility. The Company will be obligated to pay rent for the facility and the underlying land leasehold, the proceeds from which the IDA will make the required interest and sinking fund payments. In the event of a default, the Company would be obligated to reimburse the financial institution to the maximum amount of the letter of credit. Annual rent is subject to escalation every five years. In February 1998, the Company occupied this building and began paying rent.

11.    Restructuring

          In 1994 the Company commenced a major restructuring plan. The basis of the plan was to Charges simplify the fleet by eliminating the EMB-120 and Dash-8 aircraft fleets in conjunction with the elimination of unprofitable routes, the consolidation of maintenance bases and other cost saving measures. As a result, the Company established an $11 million reserve for restructuring costs in 1994. The Company reversed $521,000 and $426,000 of reserves in 1995 and 1996, respectively. There are no remaining reserves on the Company's balance sheet related to the restructuring.

12.    Litigation

          The Company is a party to routine litigation incidental to its business, none of which is likely to have a material effect on the Company's financial position.

          The Company is a party to an action pending in the United States District Court for the Southern District of Ohio known as Peter J.
          Ryerson, administrator of the estate of David Ryerson, v. Atlantic Coast Airlines, Case No. C2-95-611. The Company believes that all claims resulting from this litigation remain fully covered under the Company's insurance policy. On March 10, 1997, the Court granted Plaintiff's motion to the effect that liability would not be limited to those damages available under the Warsaw Convention. The Company is currently unable to estimate the monetary award, if any, resulting from this litigation, but believes it remains fully covered under the Company's insurance policy.

          The Company is also a party to an action pending in the United States Court of Appeals for the Fourth Circuit known as Afzal v. Atlantic Coast Airlines, Inc. (No. 98-1011). This action is an appeal of the December 1997 decision granted in favor of the Company in a case claiming wrongful termination of employment brought in the United States District Court for the Eastern District of Virginia known as Afzal v. Atlantic Coast Airlines, Inc. (Civil Action No. 96-1537-A). The Company does not expect the outcome of this case to have any material adverse effect on its financial condition or results of its operations.


13.    Related Party Transactions

          The Company paid approximately $25,000 for the year ended December 31, 1995 in consulting Transactions fees to The Acker Group, a Company owned by one of the Company's officers/stockholders. The agreement under which the fees were paid ended as of February 1995.

14.    Financial Instruments

          In December 1995, the Company adopted Statement of Financial Accounting Standards No. Instruments 107, "Disclosure of Fair Value of Financial Instruments" (SFAS 107). SFAS 107 requires the disclosure of the fair value of financial instruments; however, this information does not represent the aggregate net fair value of the Company. Some of the information used to determine fair value is subjective and judgmental in nature; therefore, fair value estimates, especially for less marketable securities, may vary. The amounts actually realized or paid upon settlement or maturity could be significantly different.

          Unless quoted market price indicates otherwise, the fair values of cash and cash equivalents and short term investments generally approximate market because of the short maturity of these instruments. The Company has estimated the fair value of long term debt based on quoted market prices.

          The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows (brackets denote liability):

                                 ----------------------------------------------------------------------------------------------
                                 (in thousands)
                                 ----------------------------------------------------------------------------------------------
                                                                       December 31, 1996               December 31, 1997
                                 ------------------------------- ------------------------------ -------------------------------
                                                                  Carrying      Estimated         Carrying     Estimated
                                                                   Amount       Fair Value         Amount      Fair Value
                                                                --------------- --------------- -------------- ----------------
                                 Cash and cash equivalents           $21,470         $21,470        $39,167        $  39,167
                                 Short-term investments                    -               -         10,737           10,737
                                 Long-term debt                      (3,726)         (3,912)       (75,706)        (120,125)
                                 ------------------------------ --------------- --------------- -------------- ----------------


15.    Supplemental Cash Flow Information

Year ended December 31, (in thousands)
Supplemental disclosures of cash flow information:



Cash paid during the period
for:

                                                                       1995                    1996                  1997
                                                                      ----                    ----                  ----

                                       - Interest                  $1,804                  $   883                $1,778
                                       - Income taxes                  190                   1,319                 5,767
                                 ------------------------------ --------------- -------------------- --------------------------

                                 The following non cash investing and financial activities took place in 1995, 1996 and 1997:

                                 In 1995, the Company acquired $2.3 million in rotable parts under capital lease obligations and by issuing notes. These purchases were financed by suppliers.

                                 In December 1995, the Company accrued dividends
                                 of   $335,000   on  its  Series  A   Cumulative
                                 Convertible Preferred Stock (see Note 9).

                                 In 1996, the Company acquired $1.2 million in rotable parts, ground equipment, telephone system upgrades and Director's and Officer's Liability Insurance under capital lease obligations and by issuing notes. These purchases were financed by suppliers and outside lenders.

                                 In 1997, the Company acquired $2.9 million in rotable parts, spare engines, market planning software and other fixed assets and expendable parts under capital lease obligations and through the use of manufacturers credits. As of December 31, 1997, there was a remaining balance of $700,000 in unused manufacturer credits which is reflected in prepaid expenses and other current assets.

                                 In November 1997, the Company received $4.3 million in additional manufacturers credits of which $261,000 was received in cash by the end of 1997 leaving a balance of $4.1 million due from the manufacturer as of December 31, 1997. Such amount has been classified as other assets.


16. Year 2000 Compliance

          The Company has started to review its computer systems and application programs for Compliance year 2000 compliance. The Company believes that the cost to modify any of its non-compliant systems or applications will not have a material effect on its financial position or results of its operations. However, the Company can not give any assurances that the systems of other parties upon which the Company must rely, will be year 2000 compliant on a timely basis. Examples of systems operated by others that the Company may use and or rely upon are: FAA Air Traffic Control, Computer Reservation Systems for travel agent sales and United Airlines' reservation, passenger check in and ticketing systems. The Company's business, financial condition and or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by others.

17.   Subsequent Events

          In January 1998, holders of approximately $5.9 million face amount of the 7% Events Convertible Subordinated Notes ("Notes") exercised their option to convert the Notes into 330,413 shares of the Company's common stock. On March 3, 1998, the Company notified the remaining holders of the Notes that the Company was reducing the conversion price in order to induce the Note holders to redeem their Notes for common stock. The Note holders have until April 8, 1998 to accept the Company's inducement. The Company will record a non-operating one time charge for the fair value of the cost of the inducement. If all holders of the Notes accept the Company's inducement, the fair value of the cost of the inducement would be approximately $2.3 million.


          In January 1998, the Company entered into a contract to purchase fuel from United Aviation Fuels Company ("UAFC"), a wholly-owned subsidiary of United Airlines during the period February through September 1998. The Company has committed to purchase 33,000 barrels of fuel per month during the term of this contract at a delivered price excluding taxes and into plane fees of 52.2 cents per gallon. In March 1998, the Company extended the contract through December 1998, committing to purchase 33,000 barrels per month, October through December, at a delivered price excluding taxes and into plane fees of 50.35 cents per gallon. Fuel purchased under this arrangement represents approximately 46% of the Company's anticipated 1998 fuel requirements.

          On March 4, 1998, the Company agreed to a one-year extension until March 31, 1999 of its code sharing agreements with United Airlines, Inc.

          On March 4, 1998, the Company converted five conditional orders for CRJ's into firm deliveries. With this change, the Company will take delivery of nine CRJ's in 1998 and an additional nine in 1999. The Company also has options for 25 additional CRJ's. The Company took delivery under operating leases, one CRJ in January and one in March, 1998.

18.  Recent Accounting
       Pronouncements

          Recently, the American Institute of Certified Public Accountants issued a proposed statement of position on accounting for start-up costs, including preoperating costs related to the introduction of new fleet types by airlines. The proposed accounting guidelines would require companies to expense start-up costs as incurred. The FASB recently approved the proposed guidelines and they will take effect for fiscal years beginning after December 15, 1998. The Company has deferred certain start-up costs related to the introduction of the CRJs and is amortizing such costs to expense ratably over four years. The Company will be required to expense any unamortized amounts remaining as of January 1, 1999. The Company estimates the remaining unamortized balance for deferred start-up costs will be approximately $1.4 million on January 1, 1999.


19.  Selected
     Quarterly
     Financial Dat
     (Unaudited)

(in thousands, except per share amounts)
                                                                       Quarter Ended
                                                   March 31,              June 30,       September 30,         December 31,
                                                      1997                   1997              1997                  1997
       Operating revenues                           $41,114              $53,220             $54,864                $56,246
       Operating income                               1,037                9,968               9,054                  8,884
       Net income                                       703                5,885               4,844                  3,068
       Net income per share
          Basic                                    $   0.08             $   0.69            $   0.68               $   0.43
          Diluted                                  $   0.08             $   0.67            $   0.51               $   0.34
       Weighted average shares
            outstanding                               8,501                8,510               7,093                  7,197

                                                                       Quarter Ended

                                                   March 31,               June 30,       September 30,         December 31,
                                                     1996                    1996                 1996                 1996
       Operating revenues                           $37,857              $50,366             $49,541                $44,720
       Operating income                               1,118                9,203               7,674                  2,268
       Net income                                       862                8,464               7,131                  2,701
       Net income per share
          Basic                                    $   0.10             $   1.00            $   0.84               $   0.32
          Diluted                                  $   0.10             $   0.96            $   0.81               $   0.31
       Weighted average shares
            outstanding                               8,355                8,467               8,477                  8,479


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Reference is hereby made to the Company's Form 8K Item 4. filed October 29, 1997.


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

                           The Consolidated Financial Statements listed in the index in Part II, Item 8, are filed as part of this report.

                  2.       Consolidated Financial Statement Schedules

                           Reference   is  hereby   made  to  the   Consolidated
                          Financial  Statements and the Notes thereto  included
                           in this filing in Part II, Item 8.

                  3.       Exhibits

Exhibit
Number                       Description of Exhibit

3.1  (note 6)           Restated Certificate of Incorporation of the Company.
3.1(a)  (note 4)        Certificate of Correction to the Restated Certificate of Incorporation.
3.2  (note 4)           Restated By-laws of the Company.
4.1  (note 7)                  Specimen Common Stock Certificate.
4.2  (note 7)                  Stockholders' Agreement, effective as of October 15, 1991, among the Company, the stockholders and the holder of warrants of the Company named on the signature pages thereto and a trust established pursuant to the Atlantic Coast Airlines, Inc. Employee Stock Ownership Plan, together with Amendment and Second Amendment thereto dated as of February 24, 1992 and May 1, 1992 respectively.
4.3  (note 7)                  Registration Rights Agreement, dated as of September 30, 1991,among the Company and the stockholders named on the signature pages thereto(the "Stockholders Registration Rights Agreement").
4.4  (note 7)                  Form of amendment to the Stockholders Registration Rights Agreement.
4.17  (note 3)                 Indenture, dated as of July 2, 1997, between the Company and First Union National Bank of Virginia
4.18  (note 3)                 Registration Rights Agreement, dated as of July 2, 1997, by and among the Company, Alex. Brown & Sons
                               Incorporated and the Robinson-Humphrey Company, Inc.
10.1  (note 7)                 Atlantic Coast Airlines, Inc. 1992 Stock Option Plan.
10.2  (note 4)                 Restated Atlantic Coast Airlines, Inc. Employee Stock Ownership Plan, effective October 11, 1991, as amended through December 31, 1996.
10.4  (note 4)                 Restated Atlantic Coast Airlines 401(k) Plan, as amended through February 3, 1997.
10.4(a) (note 1)               Amendment to the Atlantic Coast Airlines 401(k) Plan effective May 1, 1997
10.6 (notes 7 & 8)             United Express Agreement, dated October 1, 1991, among United Airlines, Inc., Atlantic Coast Airlines and the Company, together with Amendment No. 1, dated as of April 1, 1993.
10.6(a) (note 1)               Third Amendment to United Express Agreement, dated March 3, 1998, among United Airlines, Inc.,
                               Atlantic Coast Airlines and the Company.
10.7 (notes 7 & 8)             Agreement to Lease British Aerospace Jetstream-41 Aircraft, dated December 23, 1992, between British
                               Aerospace, Inc. and Atlantic Coast Airlines.
10.12(b)  (note 5)             Amendment and Restated Severance Agreement, dated as of October 18, 1995 between the Company and
                               Kerry B. Skeen.
10.12(c)  (note 4)             First Amendment To Severance Agreement For Kerry B. Skeen effective as of October 16, 1996.
10.12(h)  (note 4)             Form of Severance Agreement.  The Company has entered into substantially identical agreements with
                               Thomas J. Moore and with Michael S. Davis, both dated as of January 1, 1997, and with Paul H. Tate, dated as of February 1, 1998.
10.13(a)  (note 4)             Form of Indemnity Agreement.The Company has entered into substantially identical agreements with the individual members of its Board of Directors.
10.20  (note 6)                Stock Purchase Agreement, dated the 30th day of December 1994, by and among JSX Capital Corporation,
                               Atlantic Coast Airlines, and Atlantic Coast Airlines, Inc.
10.21  (note 6)                Acquisition Agreement, dated as of December 30, 1994, by and among Jetstream Aircraft, Inc., JSX
                               Capital Corporation, and Atlantic Coast Airlines.
10.21(a)  (note 4)             Amendment Number One to Acquisition Agreement, dated as of June 17, 1996, by and among Jetstream
                               Aircraft, Inc., JSX Capital Corporation, and Atlantic Coast Airlines.
10.23  (note 4)                Loan and Security Agreement, dated as of October 12, 1995, between Atlantic Coast Airlines and
                               Shawmut Capital Corporation.
10.23(a) (note 1)              First Amendment to Loan and Security Agreement dated June 1, 1997 among the Company, Atlantic Coast
                               Airlines, and Fleet Capital Corporation.
10.23(b) (note 1)              Second Amendment to Loan and Security Agreement dated December 1, 1997 among the Company, Atlantic
                               Coast Airlines, and Fleet Capital Corporation.
10.24  (note 5)                Stock Incentive Plan of 1995.
10.25  (note 5)                Form of Incentive Stock Option Agreement.  The Company enters into this agreement with employees who have been granted incentive stock options pursuant to the Stock Incentive Plans.
10.26  (note 5)                Form of Non-Qualified Stock Option Agreement. The Company enters into this agreement with employees who have been granted non-qualified stock options pursuant to the Stock Incentive Plans.
10.27  (note 5)                Split Dollar Agreement, dated as of December 29, 1995, between the Company and Kerry B. Skeen.
10.27(a)  (note 4)             Form of Split Dollar Agreement.The Company has entered into substantially identical agreements with
                               Thomas J. Moore and with Michael S.Davis,both dated as of July 1, 1996, and with Paul H. Tate, dated as of February 1, 1998.
10.29  (note 5)                Agreement of Assignment of Life Insurance Death Benefit As Collateral,dated as of December 29, 1995, between the Company and Kerry B. Skeen.
                               10.29(a)  (note 4) Form of Agreement of Assignment  of Life  Insurance
                               Death   Benefit  As   Collateral.   The  Company   has  entered   into
                               substantially  identical  agreements  with  Thomas  J.  Moore and with
                               Michael S.  Davis,  both  dated as of July 1,  1996,  and with Paul H.
                               Tate, dated as of February 1, 1998.
10.31  (note 4)                Summary of Senior Management Bonus Program. The Company has adopted a plan in substantially the form as outlined in this exhibit for 1998 and 1997.
10.32  (note 1)                Summary of "Share the Success" Profit Sharing Plan.  The Company has adopted a plan in substantially this form for 1998, 1997 and 1996.
10.40 (notes 4 & 8)            Purchase Agreement between Bombardier Inc. and Atlantic Coast Airlines Relating to the Purchase of
                               Canadair Regional Jet Aircraft dated
                               January 8, 1997.
10.50(a) (note 1)              Form of Purchase Agreement, dated September 19, 1997, among the Company, Atlantic Coast Airlines,
                               Morgan Stanley & Co. Incorporated and First
                               National Bank of Maryland, as Trustee.
10.50(b) (note 1)              Form of Pass Through Trust Agreement, dated as of September 25, 1997, among the Company, Atlantic
                               Coast Airlines, and First National Bank of Maryland, as Trustee.
10.50(c) (note 1)              Form of Pass Through Trust Certificate.
10.50(d) (note 1)              Form of Participation Agreement, dated as of September 30, 1997, Atlantic Coast Airlines, as Lessee
                               and Initial Owner Participant, State Street Bank and Trust Company of Connecticut, National
                               Association, as Owner Trustee, the First National Bank of Maryland, as Indenture Trustee,
                               Pass-Through Trustee, and Subordination Agent, including, as exhibits thereto, Form of Lease
                               Agreement, Form of Trust Indenture and Security Agreement, and Form of Trust Agreement.
10.50(e) (note 1)              Guarantee, dated as of September 30, 1997, from the Company.
10.60  (note 4)                Form of Lease Agreement between Atlantic Coast Airlines and Finova Capital Corporation. The Company
                               has entered into four substantially identical agreements during 1996 for four J-41 aircraft.
10.80 (note 1)                 Ground Lease Agreement Between The Metropolitan Washington Airports Authority And Atlantic Coast
                               Airlines dated as of June 23, 1997
10.90 (notes 1 & 8)            ISDA Master Agreement between the Company and Bombardier Inc. dated as of July 11, 1997.
11.1                           Computation of Per Share Income.
21.1  (note 7)                 Subsidiaries of the Company.
23.1 (note 1)                  Consent of KPMG Peat Marwick.
23.2  (note 1)                 Consent of BDO Seidman.


Notes

(1)           To be filed as an Amendment to this Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(2)           Filed as an Exhibit to the Amendment to the Annual Report on form 10-K/A filed on November 25, 1997, incorporated herein by reference.
(3)           Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three month period ended June 30, 1997, incorporated herein by reference.
(4)           Filed as an Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by reference.
(5)           Filed as an Exhibit to the Annual report on Form 10-K for the fiscal year ended December 31, 1995, incorporated herein by reference.
(6)           Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31,1994, incorporated herein by reference.
(7)           Filed as an Exhibit to Form S-1, Registration No. 33-62206, effective July 20, 1993, incorporated herein by reference.
(8)           Portions of this document have been omitted pursuant to a request for confidential treatment that has been granted.


               Reports on Form 8-K.



                --------------------------------------------- ------------------------------------------------------------
                Date                                          Subject
                --------------------------------------------- ------------------------------------------------------------
                October 6, 1997                               Item 5.  Other Events:  Announcement of closing the sale
                                                              of $111.6 million of Pass Through Trust Certificates.
                October 29, 1997                              Item 4.  Change in Registrant's Certifying Accountants.

                --------------------------------------------- ------------------------------------------------------------












                                   SIGNATURES

          Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 1998.

                                                   ATLANTIC COAST AIRLINES, INC.

                                                  By:  _________________________
                                                                 C. Edward Acker
                                                           Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 1998.

Name                                                      Title


                                                          Chairman of the Board of Directors
---------------------------------------------------
C. Edward Acker


                                                          Director, President
---------------------------------------------------       and Chief Executive Officer
Kerry B. Skeen                                            (principal executive officer)



                                                          Director, Executive Vice President
---------------------------------------------------       and Chief Operating Officer
Thomas J. Moore


                                                          Senior Vice President, Treasurer and
---------------------------------------------------       Chief Financial Officer
Paul H. Tate                                              (principal financial officer)



                                                          Vice President, Financial Planning and Controller
---------------------------------------------------       (principal accounting officer)

David W. Asai



---------------------------------------------------       -----------------------------------------------------------
John Sullivan                                             Susan M. Coughlin
Director                                                  Director



---------------------------------------------------       -----------------------------------------------------------
Robert Buchanan                                           James Kerley
Director                                                  Director



---------------------------------------------------       -----------------------------------------------------------
Joseph Elsbury                                            James Miller
Director                                                  Director