Form 10-K/A
period 1997-12-31
ATLANTIC COAST AIRLINES INC
filed 1998-03-31
CIK 904020

March 30, 1998

Securities and Exchange Commission
Washington, DC 20549

To whom it may concern:

We file this amendment to the 1997 Form 10-K for the following reasons:

1) To correct several editing and formatting errors noted in the initial submission accepted on March 25, 1998.

2) To include all exhibits not previously filed or incorporated by reference in initial submission accepted on March 25, 1998.

Thank-you for your attention to this matter.

                                             Sincerely,



                                             David W. Asai
                                             Vice President, Financial Planning
                                             and Controller





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

                  Atlantic Coast Airlines, Inc. ("ACAI"), is the holding company of Atlantic Coast Airlines ("ACA"), (together, the "Company"), a large regional airline, serving 44 destinations in 19 states in the Eastern United States as of March 2, 1998 with nearly 500 scheduled non-stop flights system-wide every weekday. The Company markets itself as "United Express" and is the only code-sharing regional airline for United Airlines, Inc. ("United") operating as United Express in the Eastern United States. The Company caters primarily to business travelers with its principle operations at Washington-Dulles International Airport ("Washington-Dulles"), which serves the Northern Virginia and Washington, D.C. markets. The Company coordinates its schedules with United, particularly at Washington-Dulles, where United operates 63 daily departures to 31 cities in the U.S., Europe and Mexico. As of March 2, 1998, the Company operated a fleet of 67 aircraft (six regional jets and 61 turboprop aircraft) having an average age of approximately five years.

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
                                            ================    ================   ================   ==============    ============




SELECTED CONSOLIDATED  FINANCIAL AND OPERATING  DATA
(Dollars in thousands, except per share and related operating data)

                                                                   Years ended December 31,

                                                 1993              1994             1995                1996                1997

                                             --------------    --------------   --------------    -----------------    -------------
Income (loss) per share:

  Basic:
    Income (loss) before extraordinary item         $0.01            $(3.67)           $1.46                $2.25             $1.85
    Extraordinary item                              (0.29)                -             0.05                    -                 -
                                             ==============   ===============   ==============    =================    =============
  Net  income (loss) per share                     $(0.28)           $(3.67)           $1.51                $2.25             $1.85
                                             ==============   ===============   ==============    =================    =============

  Diluted:
    Income (loss) before extraordinary item         $0.01            $(3.67)           $1.29                $2.15             $1.61
    Extraordinary item                              (0.29)                -             0.04                    -                 -
                                             ==============   ===============   ==============    =================    =============
  Net  income (loss) per share                     $(0.28)           $(3.67)           $1.33                $2.15             $1.61
                                             ==============   ===============   ==============    =================    =============



Weighted average  number of shares used
   in computation  (in thousands)
      Basic                                         6,083             6,858             8,342                8,481             7,824
      Diluted                                       6,083             6,858             9,871                8,920             9,756
Selected Operating Data:
    Departures                                     97,291           134,804           131,470              137,924           146,069
    Revenue passengers carried                  1,445,878         1,545,520         1,423,463            1,462,241         1,666,975
    Revenue passenger miles (000s) (2)            381,489           393,013           348,675              358,725           419,977
    Available seat miles (000s) (3)               853,668           885,744           731,109              771,068           861,222
    Passenger load factor (4)                       44.7%             44.3%             47.7%                46.5%             48.8%
    Breakeven passenger load factor (5)             43.9%             47.0%             43.9%                41.4%             41.8%
    Revenue per available seat mile                $0.175            $0.179            $0.215               $0.237            $0.239
    Cost per available seat mile (6)               $0.171            $0.189            $0.198               $0.211            $0.205
    Average yield per revenue passenger            $0.382            $0.397            $0.441               $0.500            $0.482
          mile (7)
    Average fare                                     $101              $101              $108                 $123              $122
    Average passenger trip length (miles)             264               254               245                  245               252
    Aircraft in service (end of period)                62                56                54                   57                65
    Destinations served (end of period)                54                42                41                   39                43

Consolidated Balance Sheet Data:
    Working capital (deficiency)                  $(3,935)           (4,488)           $4,552              $17,782           $45,177
    Total assets                                   52,448            40,095            47,499               64,758           148,992
    Long-term debt and capital leases, less
     current portion                                5,941             6,675             7,054                5,673            76,146

    Redeemable common stock warrants                    -                 -                 -                    -                 -
    Redeemable Series A, Cumulative,
     Convertible, Preferred Stock                       -             3,825             3,825                    -                 -

    Total stockholders' equity                     19,595             1,922            14,561               34,637            34,805


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

     The improvement in operating results from 1996 to 1997 reflects a 1.0% increase in unit revenue (revenue per ASM) from $0.237 to $0.239 coupled with an 11.7% increase in ASMs and a 2.8% decrease in unit cost (cost per ASM).

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

     A central element of the Company's business strategy is expansion of its aircraft fleet. At December 31, 1997, the Company had commitments to acquire 18 50-seat CRJs, five of which were delivered in 1997 and one in January 1998. The introduction of these aircraft will expand the Company's business into new markets. In general, service to new markets may result in increased operating expenses that may not be immediately offset by increases in operating revenues.

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
Stockholders' equity:
  Preferred Stock: $.02 par value per share; shares authorized
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



                                                                                                       Atlantic Coast Airlines, Inc.
                                                                                                                      and Subsidiary

                                                                                     Consolidated Statements of Stockholders' Equity



(In thousands, except for share data)
                                               Common Stock         Additional         Treasury Stock             Retained
                                         ----------------------------Paid-In    -----------------------------     Earnings
                                                                     Capital                                      (Deficit)
                                              Shares       Amount                        Shares    Amount
---------------------------------------- ------------------------- ------------ ---------------------------- ------------------

Balance, December 31, 1994                   8,324,470      $  166     $ 36,703         12,500       $ (125)     $   (34,822)

Exercise of common stock options                31,941           1           71             -            -                -
Preferred stock dividends declared                   -           -            -             -            -              (335)
Net Income                                           -           -            -             -            -            12,902

---------------------------------------- ------------- ----------- ------------ -------------- ------------- -----------------
Balance, December 31, 1995                   8,356,411         167       36,774         12,500         (125)         (22,255)
Exercise of common stock options               142,499           3          351            -              -               -
Tax benefit of stock option exercise                 -           -          564            -              -               -
Net Income                                           -           -            -            -              -           19,158

---------------------------------------- ------------- ----------- ------------ -------------- ------------- -----------------
Balance December 31, 1996                    8,498,910         170       37,689         12,500         (125)          (3,097)
Exercise of common stock options               240,597           5        1,250            -              -               -
Tax benefit of stock option exercise                 -           -        1,357            -              -               -
Purchase of treasury stock                           -           -            -      1,460,000      (16,944)              -
Net Income                                           -           -            -            -              -           14,500

---------------------------------------- ------------- ----------- ------------ -------------- ------------- -----------------
Balance December 31, 1997                    8,739,507    $    175     $ 40,296      1,472,500    $ (17,069)      $   11,403

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

                                     A  reconciliation   of  the  numerator  and
                                     denominator used in computing income per share is as follows (in thousands except per share amounts):

                                                      1995                      1996                    1997
                                                      ----                      ----                    ----

                                               Basic      Diluted      Basic       Diluted      Basic      Diluted
       ---------------------------------------------------------------------------------------------------------------

     Share calculation:
       Average number of common shares
            outstanding                            8,342     8,342       8,481        8,481       7,824       7,824
                Common stock equivalents
           due to assumed exercise of                  -       415           -          311           -         350
           options
       Common stock equivalents due to
           assumed conversion of preferred
           stock                                       -       546           -          128           -           -
       Common stock equivalents due to
           assumed conversion of
           convertible debt                            -       568           -            -           -       1,582
                                            --------------------------------------------------------------------------
       Total common shares and common stock
           equivalents                             8,342     9,871       8,481        8,920       7,824       9,756

                                            --------------------------------------------------------------------------
       Adjustments to net income:
       Net income                              $  12,902 $  12,902   $  19,158    $  19,158    $ 14,500    $ 14,500
         Preferred dividend
           requirements based on average
           number of preferred shares              (335)         -         (64)          -           -           -
         Interest expense, net of tax                -         237          -            -           -       1,187
                                            --------------------------------------------------------------------------
       Net income available to common
           shareholders                        $  12,567 $  13,139   $  19,094    $  19,158    $ 14,500    $ 15,687
                                            --------------------------------------------------------------------------

       Net income per share                  $      1.51 $   1.33    $  2.25       $ 2.15    $     1.85  $     1.61

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

                               As of December 31, 1997, maturities of long-term debt are as follows:
                               (in thousands)
                               -------------------------------------------------
                               1998                          1,851
                               1999                          1,650
                               2000                          1,403
                               2001                          1,042
                               2002                          1,115
                               2003-2010                    68,645
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

5.  Obligations Under Capital Leases

     The Company leases certain equipment for noncancellable terms of more than one year. The net Under Capital book value of the equipment under capital leases at December 31, 1996 and 1997 is $5.2 million and $4.5 million, respectively. The leases were capitalized at the present value of the lease payments. Interest rates for these leases ranged from 2.3% to 18.1%.

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
                               -------------------------------------------------
6.   Operating Leases

          The  Company   leases  its  principal   administrative,   airport  and
          maintenance facilities under operating leases expiring from 2002 to 2023. Future minimum lease payments will average approximately $2.4 million per year.

          Future minimum lease payments under noncancellable aircraft operating leases at December 31, 1997 are as follows:


                               (in thousands)
                               Year ending December 31,
                               -------------------------------------------------
                               1998                                    $ 36,037
                               1999                                      35,146
                               2000                                      34,909
                               2001                                      33,304
                               2002                                      32,708
                               2003 - 2007                              134,212
                               2008 - 2012                               60,413
                               2013 - 2014                               12,829
                               ------------------------------------------------
                                     Total minimum lease payments     $ 379,558
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

                              The Company redeemed $3.8 million in Series A Redeemable Cumulative Convertible Preferred Stock on March 29, 1996.

8. Employee  Benefit Plans


          The Company established an Employee Stock Ownership Plan (the "ESOP") covering substantially all employees. For each of the years 1992 through 1995, the Company made contributions to the ESOP which were used in part to make loan and interest payments. For the year ended December 31, 1995, the Company made contributions to the ESOP amounting to $131,040. No contributions were made in 1996 or 1997. Shares of common stock acquired by the ESOP are to be allocated to each employee based on the employee's annual compensation.


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


9. Income Taxes

          The provision (benefit) for income taxes includes the following components:

                              (in thousands)
                              Year Ending December 31,                            1995             1996             1997

                              ------------------------------------------------------------------------------------------------

                              Federal:

                                   Current                                        238             1,699                7,342
                                   Deferred                                    (1,230)           (1,344)               1,907
                              --------------------------------------- ------------------ ----------------- -------------------
                              Total federal provision (benefit)                  (992)               355               9,249
                              --------------------------------------- ------------------ ----------------- -------------------
                              State:
                                   Current                                          50               391               2,545
                                   Deferred                                      (270)             (296)                 545
                              --------------------------------------- ------------------ ----------------- -------------------
                              Total state provision (benefit)                    (220)                95               3,090
                              --------------------------------------- ------------------ ----------------- -------------------
                              Total provision (benefit)                 $      (1,212)      $        450       $      12,339

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


13.    Related Party Transactions

          The Company paid approximately $25,000 for the year ended December 31, 1995 in consulting fees to The Acker Group, a Company owned by one of the Company's officers/stockholders. The agreement under which the fees were paid ended as of February 1995.

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

                                 In December 1995, the Company accrued dividends
                                 of   $335,000   on  its  Series  A   Cumulative
                                 Convertible Preferred Stock (see Note 7).

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

17.   Subsequent Events

          In January 1998, holders of approximately $5.9 million face amount of the 7% Convertible Subordinated Notes ("Notes") exercised their option to convert the Notes into 330,413 shares of the Company's common stock. On March 3, 1998, the Company notified the remaining holders of the Notes that the Company was reducing the conversion price in order to induce the Note holders to redeem their Notes for common stock. The Note holders have until April 8, 1998 to accept the Company's inducement. The Company will record a non-operating one time charge for the fair value of the cost of the inducement. If all holders of the Notes accept the Company's inducement, the fair value of the cost of the inducement would be approximately $2.3 million.


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

                  3.       Exhibits

Exhibit
Number                       Description of Exhibit

3.1  (note 6)           Restated Certificate of Incorporation of the Company.
3.1(a)  (note 4)        Certificate of Correction to the Restated Certificate of Incorporation.
3.2  (note 4)           Restated By-laws of the Company.
4.1  (note 7)                  Specimen Common Stock Certificate.
4.2  (note 7)                  Stockholders' Agreement, effective as of October 15, 1991, among the Company, the stockholders and the holder of warrants of the Company named on the signature pages thereto and a trust established pursuant to the Atlantic Coast Airlines, Inc. Employee Stock Ownership Plan, together with Amendment and Second Amendment thereto dated as of February 24, 1992 and May 1, 1992 respectively.
4.3  (note 7)                  Registration Rights Agreement, dated as of September 30, 1991,among the Company and the stockholders named on the signature pages thereto(the "Stockholders Registration Rights Agreement").
4.4  (note 7)                  Form of amendment to the Stockholders Registration Rights Agreement.
4.17  (note 3)                 Indenture, dated as of July 2, 1997, between the Company and First Union National Bank of Virginia
4.18  (note 3)                 Registration Rights Agreement, dated as of July 2, 1997, by and among the Company, Alex. Brown & Sons
                               Incorporated and the Robinson-Humphrey Company, Inc.
10.1  (note 7)                 Atlantic Coast Airlines, Inc. 1992 Stock Option Plan.
10.2  (note 4)                 Restated Atlantic Coast Airlines, Inc. Employee Stock Ownership Plan, effective October 11, 1991, as amended through December 31, 1996.
10.4  (note 4)                 Restated Atlantic Coast Airlines 401(k) Plan, as amended through February 3, 1997.
10.4(a) (note 1)               Amendment to the Atlantic Coast Airlines 401(k) Plan effective May 1, 1997
10.6 (notes 7 & 8)             United Express Agreement, dated October 1, 1991, among United Airlines, Inc., Atlantic Coast Airlines and the Company, together with Amendment No. 1, dated as of April 1, 1993.
10.6(a) (note 1)               Third Amendment to United Express Agreement, dated March 3, 1998, among United Airlines, Inc.,
                               Atlantic Coast Airlines and the Company.
10.7 (notes 7 & 8)             Agreement to Lease British Aerospace Jetstream-41 Aircraft, dated December 23, 1992, between British
                               Aerospace, Inc. and Atlantic Coast Airlines.
10.12(b)  (note 5)             Amendment and Restated Severance Agreement, dated as of October 18, 1995 between the Company and
                               Kerry B. Skeen.
10.12(c)  (note 4)             First Amendment To Severance Agreement For Kerry B. Skeen effective as of October 16, 1996.
10.12(h)  (note 4)             Form of Severance Agreement.  The Company has entered into substantially identical agreements with
                               Thomas J. Moore and with Michael S. Davis, both dated as of January 1, 1997, and with Paul H. Tate, dated as of February 1, 1998.
10.13(a)  (note 4)             Form of Indemnity Agreement.The Company has entered into substantially identical agreements with the individual members of its Board of Directors.
10.20  (note 6)                Stock Purchase Agreement, dated the 30th day of December 1994, by and among JSX Capital Corporation,
                               Atlantic Coast Airlines, and Atlantic Coast Airlines, Inc.
10.21  (note 6)                Acquisition Agreement, dated as of December 30, 1994, by and among Jetstream Aircraft, Inc., JSX
                               Capital Corporation, and Atlantic Coast Airlines.
10.21(a)  (note 4)             Amendment Number One to Acquisition Agreement, dated as of June 17, 1996, by and among Jetstream
                               Aircraft, Inc., JSX Capital Corporation, and Atlantic Coast Airlines.
10.23  (note 4)                Loan and Security Agreement, dated as of October 12, 1995, between Atlantic Coast Airlines and
                               Shawmut Capital Corporation.
10.23(a) (note 1)              First Amendment to Loan and Security Agreement dated June 1, 1997 among the Company, Atlantic Coast
                               Airlines, and Fleet Capital Corporation.
10.23(b) (note 1)              Second Amendment to Loan and Security Agreement dated December 1, 1997 among the Company, Atlantic
                               Coast Airlines, and Fleet Capital Corporation.
10.24  (note 5)                Stock Incentive Plan of 1995.
10.25  (note 5)                Form of Incentive Stock Option Agreement.  The Company enters into this agreement with employees who have been granted incentive stock options pursuant to the Stock Incentive Plans.
10.26  (note 5)                Form of Non-Qualified Stock Option Agreement. The Company enters into this agreement with employees who have been granted non-qualified stock options pursuant to the Stock Incentive Plans.
10.27  (note 5)                Split Dollar Agreement, dated as of December 29, 1995, between the Company and Kerry B. Skeen.
10.27(a)  (note 4)             Form of Split Dollar Agreement.The Company has entered into substantially identical agreements with
                               Thomas J. Moore and with Michael S.Davis,both dated as of July 1, 1996, and with Paul H. Tate, dated as of February 1, 1998.
10.29  (note 5)                Agreement of Assignment of Life Insurance Death Benefit As Collateral,dated as of December 29, 1995, between the Company and Kerry B. Skeen.
                               10.29(a)  (note 4) Form of Agreement of Assignment  of Life  Insurance
                               Death   Benefit  As   Collateral.   The  Company   has  entered   into
                               substantially  identical  agreements  with  Thomas  J.  Moore and with
                               Michael S.  Davis,  both  dated as of July 1,  1996,  and with Paul H.
                               Tate, dated as of February 1, 1998.
10.31  (note 4)                Summary of Senior Management Bonus Program. The Company has adopted a plan in substantially the form as outlined in this exhibit for 1998 and 1997.
10.32  (note 1)                Summary of "Share the Success" Profit Sharing Plan.  The Company has adopted a plan in substantially this form for 1998, 1997 and 1996.
10.40 (notes 4 & 8)            Purchase Agreement between Bombardier Inc. and Atlantic Coast Airlines Relating to the Purchase of
                               Canadair Regional Jet Aircraft dated
                               January 8, 1997.
10.50(a) (note 1)              Form of Purchase Agreement, dated September 19, 1997, among the Company, Atlantic Coast Airlines,
                               Morgan Stanley & Co. Incorporated and First
                               National Bank of Maryland, as Trustee.
10.50(b) (note 1)              Form of Pass Through Trust Agreement, dated as of September 25, 1997, among the Company, Atlantic
                               Coast Airlines, and First National Bank of Maryland, as Trustee.
10.50(c) (note 1)              Form of Pass Through Trust Certificate.
10.50(d) (note 1)              Form of Participation Agreement, dated as of September 30, 1997, Atlantic Coast Airlines, as Lessee
                               and Initial Owner Participant, State Street Bank and Trust Company of Connecticut, National
                               Association, as Owner Trustee, the First National Bank of Maryland, as Indenture Trustee,
                               Pass-Through Trustee, and Subordination Agent, including, as exhibits thereto, Form of Lease
                               Agreement, Form of Trust Indenture and Security Agreement, and Form of Trust Agreement.
10.50(e) (note 1)              Guarantee, dated as of September 30, 1997, from the Company.
10.60  (note 4)                Form of Lease Agreement between Atlantic Coast Airlines and Finova Capital Corporation. The Company
                               has entered into four substantially identical agreements during 1996 for four J-41 aircraft.
10.80 (note 1)                 Ground Lease Agreement Between The Metropolitan Washington Airports Authority And Atlantic Coast
                               Airlines dated as of June 23, 1997
10.90 (notes 1 & 8)            Schedule and Exhibits to ISDA Master Agreement between the Company and Bombardier Inc. dated as of
                               July 11, 1997.
11.1                           Computation of Per Share Income.
21.1  (note 7)                 Subsidiaries of the Company.
23.1  (note 1)                  Consent of KPMG Peat Marwick.
23.2  (note 1)                 Consent of BDO Seidman.


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

                                                   ATLANTIC COAST AIRLINES, INC.
                                                                 /S/
                                                  By:  _________________________
                                                                 C. Edward Acker
                                                           Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 1998.

Name                                                      Title


                  /S/                                        Chairman of the Board of Directors
---------------------------------------------------
C. Edward Acker


                 /S/                                         Director, President
---------------------------------------------------          and Chief Executive Officer
Kerry B. Skeen                                               (principal executive officer)



                 /S/                                         Director, Executive Vice President
---------------------------------------------------          and Chief Operating Officer
Thomas J. Moore


                 /S/                                         Senior Vice President, Treasurer and
---------------------------------------------------          Chief Financial Officer
Paul H. Tate                                                 (principal financial officer)



                 /S/                                         Vice President, Financial Planning and Controller
---------------------------------------------------          (principal accounting officer)

David W. Asai


                 /S/                                                     /S/
---------------------------------------------------       -----------------------------------------------------------
John Sullivan                                             Susan M. Coughlin
Director                                                  Director


                 /S/                                                    /S/
---------------------------------------------------       -----------------------------------------------------------
Robert Buchanan                                           James Kerley
Director                                                  Director


                 /S/                                                    /S/
---------------------------------------------------       -----------------------------------------------------------
Joseph Elsbury                                            James Miller
Director                                                  Director