Form 10-Q
period 1998-03-31
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 1998-05-14
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

Commission file number 0-21976

                ATLANTIC COAST AIRLINES HOLDINGS, INC.
            Formerly known as Atlantic Coast Airlines, Inc.
        (Exact name of registrant as specified in its charter)

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

                    Yes   X        No

As of May 11, 1998, there were 9,504,759 shares of common stock, par value $.02 per share, outstanding.



Part I.  Financial Information
         Item 1. Financial Statements
                                Atlantic Coast Airlines Holdings, Inc.
                                                        and Subsidiary
                                 Condensed Consolidated Balance Sheets
                                               December 31, March 31, 1998
(In thousands except for share data and par            1997    (Unaudited)
values)
Assets
Current:
    Cash and cash equivalents                  $  39,167      $  41,802
    Short term investments                        10,737            930
    Accounts receivable, net                      21,621         26,466
    Expendable parts and fuel inventory,           2,477          2,738
net
    Prepaid expenses and other current             2,855          7,886
assets
        Total current assets                      76,857         79,822
Property and equipment at cost, net of
accumulated    depreciation and                   40,638         44,374
amortization
Preoperating costs, net of accumulated
amortization                                       2,004          1,876
Intangible assets, net of accumulated              2,613          2,545
amortization
Deferred tax asset                                   688            688
Debt issuance costs, net of accumulated            3,051          3,072
amortization
Aircraft deposits                                 19,040         19,420
Other assets                                       4,101          4,101
        Total assets                           $ 148,992      $ 155,898
Liabilities and Stockholders' Equity
Current:
    Accounts payable                           $   4,768      $   4,824
    Current portion of long-term debt              1,851          2,195
    Current portion of capital lease               1,730          1,195
obligations
    Accrued liabilities                           23,331         27,413
        Total current liabilities                 31,680         35,627
Long-term debt, less current portion              73,855         68,694
Capital lease obligations, less current            2,290          1,183
portion
Deferred credits                                   6,362          6,288
        Total liabilities                        114,187        111,792
Stockholders' equity:
Preferred Stock, $.02 par value per share;
shares authorized 5,000,000; no shares                 -              -
issued or outstanding
Common stock: $.02 par value per share;
shares authorized 15,000,000; shares issued
8,739,507 and 9,185,535 respectively;                175            184
shares outstanding 7,267,007 and 7,713,035
respectively
Class A common stock: nonvoting; par value;
$.02 stated value per share; shares
authorized 6,000,000; no shares issued or              -              -
outstanding
Additional paid-in capital                        40,296         46,606
Less: Common stock in treasury, at cost,         (17,069)       (17,069)
1,472,500 shares
Retained earnings                                 11,403         14,385
        Total stockholders' equity                34,805         44,106
        Total liabilities and stockholders'    $ 148,992      $ 155,898
equity
      See accompanying notes to the condensed consolidated financial statements.
                              Atlantic Coast Airlines Holdings, Inc.
                                                      and Subsidiary
                     Condensed Consolidated Statements of Operations
                                                         (Unaudited)

Three months ended March 31,
(In thousands, except for per share                  1997                1998
data)
Operating revenues:
Passenger                                         $ 40,500            $ 56,693
Other                                                  614               1,362
   Total operating revenues                         41,114              58,055

Operating expenses:
Salaries and related costs                          11,596              14,669
Aircraft fuel                                        4,325               5,065
Aircraft maintenance and materials                   3,745               5,669
Aircraft rentals                                     7,302               8,267
Traffic commissions and related fees                 6,347               9,118
Depreciation and amortization                          720               1,387
Other                                                6,042               8,005
        Total operating expenses                    40,077              52,180

Operating income                                     1,037               5,875

Other income (expense):
Interest expense                                      (190)            (1,201)
Interest income                                        145                439
Other income                                            (4)                30
Total other expense                                    (49)              (732)

Income before income tax provision                     988               5,143
Income tax provision                                   285               2,160

Net income                                           $ 703             $ 2,983

Income per share:
              -basic                                 $0.08               $0.39
              -diluted                               $0.08               $0.32
Weighted average shares used in
computation:
              -basic                                 8,501               7,581
              -diluted                               8,824              11,017
     See accompanying notes to the condensed consolidated financial statements.

                                Atlantic Coast Airlines Holdings, Inc.
                                                        and Subsidiary
                       Condensed Consolidated Statements of Cash Flows
                                                           (Unaudited)

Three months ended March 31,
(In thousands)                                        1997        1998
Cash flows from operating activities:
   Net income                                              $ 703  $ 2,983
   Adjustments to reconcile net income to net cash used
in operating activities:
     Depreciation                                            617    1,210
     Amortization of intangibles and preoperating costs      103      177
     Provision for uncollectible accounts                     30       15
     Amortization of deferred credits                        (21)     (74)
     Amortization of debt issuance costs                       -       96
     Loss on disposal of fixed assets                         38       28
     Amortization of debt discount and finance                13       25
costs
      Changes in operating assets and liabilities:
       Accounts receivable                                (1,250)  (4,846)
       Expendable parts and fuel inventory                    28     (261)
       Prepaid expenses and other current assets            (840)  (5,735)
       Preoperating costs                                   (101)      (5)
       Accounts payable                                      (29)      55
       Accrued liabilities                                  (388)   4,079
Net cash used in operating activities                     (1,097)  (2,253)
Cash flows from investing activities:
   Purchases of property and equipment                      (850)  (2,851)
   Purchases of short term investments                         -       (1)
   Maturities of short term investments                        -    9,809
   Refund of aircraft and other deposits                     240      120
   Payments for aircraft and other deposits               (4,000)    (500)
Net cash provided by (used in) investing                  (4,610)   6,577
activities
Cash flows from financing activities:
   Payments of long-term debt                               (319)    (228)
   Payments of capital lease obligations                    (325)  (1,703)
   Deferred financing costs                                   20     (356)
   Proceeds from receipt of deferred credits                 686        -
   Proceeds from exercise of stock options                   102      598
Net cash provided by (used in) financing                     164   (1,689)
activities
Net (decrease) increase in cash and cash                  (5,543)   2,635
equivalents
Cash and cash equivalents, beginning of period            21,470   39,167
Cash and cash equivalents, end of period                $ 15,927 $ 41,802
        See accompanying notes to the condensed consolidated financial statements.

         ATLANTIC COAST AIRLINES HOLDINGS, INC. AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Atlantic Coast Airlines Holdings, Inc. ("ACAI") and its subsidiary, Atlantic Coast Airlines ("ACA"), (ACAI and ACA, together, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the three month period presented are not necessarily indicative of the results to be expected for the year ending December 31, 1998. Certain amounts as previously reported have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", which requires that comprehensive income and the associated income tax expense or benefit be reported in financial statements with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that statement. For the periods presented in this Form 10Q, the Company did not have any separately reported components of comprehensive income and therefore, no separate Statement of Comprehensive Income is presented.


2.  SHORT TERM INVESTMENTS

As of March 31, 1998, the Company held $0.9 million of certificates of deposit after approximately $9.8 million of commercial paper matured in January 1998. The Company has classified these investments as "available for sale" pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities (SFAS 115)". The amortized costs of such investments as of March 31, 1998, approximates fair market value due to the short term nature of the related maturities. Accordingly, no adjustment has been made to the stockholders equity section for any unrealized gains or losses.


3.  OTHER - COMMITMENTS

During the fourth quarter of 1997, the Company entered into an agreement with Aero International (Regional) for the purchase of one additional new Jetstream 41 ("J-41") aircraft, and also took delivery of the aircraft under an interim manufacturer financing arrangement. The Company is obligated to arrange third party financing of this aircraft, or to purchase it outright, upon completion of certain technical modifications relating to the aircraft, and expects to complete this financing no later than June 30, 1998.

With respect to one Canadair Regional Jet ("CRJ") leased aircraft, at December 31, 1997 (the "Prefunded Aircraft"), the proceeds from the sale of the pass through certificates were deposited into collateral accounts, to be released at the closing of a leveraged lease related to the Prefunded Aircraft. In January 1998, an equity investor purchased this aircraft and entered into a leveraged operating lease with the Company for a term of 16.5 years and the collateral accounts were released.

The Company completed third party financings for two additional aircraft during the first quarter of 1998 as follows: In February 1998, one used J-41 through a single investor lease for a term of 10.5 years and in March 1998, one new CRJ through a single investor lease for a term of 16.5 years. These financing agreements have been accounted for as operating leases.

At March 31, 1998, the Company had firm orders to acquire 16 additional 50-seat CRJ aircraft and options to acquire 25 additional CRJ's. Of the 16 firm CRJ orders, seven will be delivered during the balance of 1998 and nine will be delivered in 1999.


4.  INCOME PER SHARE

The computation of basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which consist of shares subject to stock options computed using the treasury stock method. In addition, dilutive convertible securities are included in the denominator while interest expense, net of tax, for convertible debt is added to the numerator.

A reconciliation of the numerator and denominator used in computing basic and diluted income per share is as follows:

Three months ended March 31,                          1997        1998
   Net income (basic)                                        703     2,983
   Interest expense on 7% Convertible Notes net of tax
effect                                                         -       490
   Net income (diluted)                                      703     3,473

   Weighted average shares outstanding (basic)             8,501     7,581
   Stock options                                             323       521
   7% Convertible Notes                                        -     2,915
   Weighted average shares outstanding                     8,824    11,017


5.   SUBSEQUENT EVENTS

The Company temporarily reduced the conversion price of its 7% Convertible Subordinated Notes ("Notes") during the period March 25 - April 8, 1998. During the period, holders of $31.7 million of the
Notes  submitted  their Notes for conversion to common  stock.   These
notes were converted into 1.8 million shares of common stock which includes an additional 28,087 shares issued as the inducement related to the reduced conversion price. The Company will record in the second quarter of 1998 a one-time non-cash, non-operating expense of approximately $1.4 million as the fair market value of the inducement.

On April 14, 1998, the Company declared a 2-for-1 stock split payable as a stock dividend on May 15, 1998. The stock dividend was contingent on shareholder approval to increase the number of authorized common shares from 15,000,000 to 65,000,000 shares. Shareholder approval was obtained on May 5, 1998. Because the stock dividend has not yet occurred, the effect of this stock split is not reflected in the calculation of income per share or shareholders equity as presented herein for the quarter ended March 31, 1998.

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Results of Operations

                    First Quarter Operating Results
                                                            Increase
                                                          (Decrease)
Three months ended March 31,               1997      1998  % Change

Revenue passengers carried                299,01   464,99     55.5%
                                               9        3
Revenue passenger miles ("RPMs")          73,241   139,59     90.6%
(000's)                                                 6
Available seat miles ("ASMs") (000's)     186,89   284,98     52.5%
                                               3        1
Passenger load factor                      39.2%    49.0%    9.8 pts
Break-even passenger load factor 1         38.2%    43.9%   5.7 pts
Revenue per ASM (cents)                     21.7     19.9    (8.2%)
Yield (cents)                               55.3     40.6   (26.6%)
Cost per ASM (cents)                        21.4     18.3   (14.6%)
Average passenger fare                    $135.4   $121.9   (10.0%)
                                               4        2
Average passenger segment (miles)            245      300     22.6%
Revenue departures                        33,136   38,986     17.7%
Revenue block hours                       41,551   51,237     23.3%
Aircraft utilization (block hours)           9.4      9.1    (3.2%)
Average cost per gallon of fuel (cents)     85.0     69.1   (18.6%)
Aircraft in service (end of period)           58       68     17.2%


Comparison of three months ended March 31, 1997, to three months ended March 31, 1998.


Results of Operations

           The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company's management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Such factors include, among others, the costs of implementing regional jet service, the response of the Company's competitors to the Company's business strategy, the ability of the Company to obtain favorable financing terms for its aircraft, market acceptance of the new regional jet service, routes and schedules offered by the Company, the cost of fuel, the weather, the outcome of labor negotiations, general economic conditions, satisfaction of regulatory requirements, and the factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

     General

           In the first quarter of 1998 the Company posted net income of $3.0 million compared to net income of $703,000 for the first quarter of 1997. In the three months ended March 31, 1998, the Company earned pretax income of $5.1 million compared to $1.0 million in the three months ended March 31, 1997.

     Operating Revenues

           The Company's operating revenues increased 41.2% to $58.1 million in the first quarter of 1998 compared to $41.1 million in the first quarter of 1997. The increase resulted from a 52.5% increase in ASMs and an increase in load factor of 9.8 percentage points, partially offset by a 26.6% decrease in yield.

           The increase in ASM's is largely the result of the introduction into service of the 50 seat Canadair Regional Jet ("CRJ") during the fourth quarter of 1997. The Company operated seven CRJ's as of March 31, 1998. In addition, the average aircraft stage length for the first quarter 1998 increased 10.7% over the first quarter 1997 to 258 miles.

           The quarter over quarter percentage reduction in yield is related in part to the temporary expiration of the ticket tax from January 1, 1997 to March 6, 1997 and to the 22.6% increase in the average passenger trip length. Total passengers increased 55.5% in the first quarter of 1998 compared to the first quarter of 1997.

     Operating Expenses

           The Company's operating expenses increased 30.2% in the first quarter of 1998 compared to the first quarter of 1997 due primarily to a 52.5% increase in ASMs and a 55.5% increase in passengers carried. The increase in ASMs reflects the net addition of seven CRJ's and three British Aerospace Jetstream - 41 ("J-41") aircraft since the first quarter of 1997.

          A summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended March 31, 1997, and 1998 is as follows:

                                          1997               1998
                                     Percent   Cost    Percent    Cost
                                          of              of
                                    Operati  Per ASM   Operatin per ASM
                                       ng                 g
                                    Revenue   (cents)  Revenue  (cents)
                                       s                  s
  Salaries and related costs           28.3%     6.1     25.3%      5.1

  Aircraft fuel                        10.5%     2.3      8.7%      1.8
  Aircraft maintenance and              9.1%     2.0      9.8%      2.0
  materials
  Aircraft rentals                     17.8%     3.9     14.2%      2.9
  Traffic commissions and related      15.4%     3.4     15.7%      3.2
  fees
  Depreciation and amortization         1.8%     0.4      2.4%      0.5
  Other                                14.6%     3.3     13.8%      2.8

 Total                                 97.5%    21.4     89.9%     18.3


           Cost per ASM decreased 14.5% to 18.3 cents during the first quarter of 1998 compared to 21.4 cents during the first quarter of 1997 primarily due to a 52.5% increase in ASMs and a 10.7% increase in average aircraft stage length in the first quarter of 1998 compared to the first quarter of 1997. The increase in ASMs resulted from the net addition of seven CRJ's and three J-41 aircraft offset by a 3.2% decrease in aircraft utilization.

           Salaries and related costs per ASM decreased 16.4% to 5.1 cents in the first quarter of 1998 compared to the first quarter of 1997. In absolute dollars, salaries and related costs increased 26.7% from $11.6 million in the first quarter of 1997 to $14.7 million in the first quarter of 1998. The increase resulted primarily from additional flight crews, customer service personnel and maintenance personnel to support the seven regional jets and three additional J-41 aircraft.

           The cost per ASM of aircraft fuel decreased to 1.8 cents in the first quarter of 1998 compared to 2.3 cents in the first quarter of 1997. In absolute dollars, aircraft fuel expense increased 17.1% from $4.3 million in the first quarter of 1997 to $5.1 million in the first quarter of 1998. The increased fuel cost resulted from the 23.3% increase in block hours, partially offset by a 18.6% decrease in the average cost per gallon of fuel from 85 cents to 69.1 cents. Aircraft fuel prices fluctuate with a variety of factors, including the price of crude oil, and future increases or decreases cannot be predicted with a high degree of certainty. There is no assurance that future increases will not adversely affect the Company's operating expenses. In January and March 1998, the Company entered into contracts to purchase fuel at fixed prices from United Aviation Fuels Corporation, a wholly owned subsidiary of United Airlines for the period February through December 1998. The Company is committed to purchase 33,000 barrels per month at a delivered price excluding taxes and into plane fees of 52.2 cents per gallon February through September 1998, and
50.35 cents per gallon October through December 1998.

           The cost per ASM of aircraft maintenance and materials remained unchanged at 2.0 cents in the first quarter of 1998 compared to the first quarter of 1997. In absolute dollars, aircraft maintenance and materials expense increased 51.4% from $3.7 million in the first quarter of 1997 to $5.7 million in the first quarter of 1998. The increased expense resulted from the increase in the size of the fleet by ten aircraft, an increase in the average age of the turbo prop fleet and expiration of warranty coverage on certain aircraft. In addition, the first quarter 1997 amounts reflect a $400,000 expense reduction received from a vendor for aircraft maintenance performance guarantees.

           The cost per ASM of aircraft rentals decreased to 2.9 cents for the first quarter of 1998 compared to 3.9 cents for the first quarter of 1997. In absolute dollars, aircraft rentals increased 13.2% from $7.3 million in the first quarter of 1997 to $8.3 million in the first quarter of 1998 reflecting the addition of seven CRJ aircraft, offset by savings resulting from the refinancing of 18 J-41 leases after the first quarter of 1997.

           The cost per ASM of traffic commissions and related fees decreased to 3.2 cents in the first quarter of 1998 compared to 3.4 cents in the first quarter of 1997. In absolute dollars, traffic commissions and related fees increased 43.6% from $6.3 million in the first quarter of 1997 to $9.1 million in the first quarter of 1998. The increase in costs resulted from a 40% increase in passenger revenues, a 55.5% increase in passengers, and contractual rate increases in fees paid to United Airlines, Inc. ("United") and Computer Reservation System vendors. These increases were partially offset by the reduction in the travel agency commission rate from 10% to 8% enacted in late 1997. Since substantially all passenger revenues are derived from interline sales, the Company did not begin realizing the savings from this reduction until February 1998.

           The cost per ASM of depreciation and amortization increased to 0.5 cents in the first quarter of 1998 compared to 0.4 cents for the first quarter of 1997. In absolute dollars, depreciation and amortization increased 92.6% from $0.7 million in the first quarter of 1997 to $1.4 million in the first quarter of 1998 primarily as a result of additional rotable spare parts associated with the CRJs and the J-41 aircraft.

           The  cost per ASM of other operating expenses decreased  to
2.8 cents in the first quarter of 1998 from 3.3 cents in the first quarter of 1997. In absolute dollars, other operating expenses increased 32.5% from $6 million in the first quarter of 1997 to $8 million in the first quarter of 1998. The increased costs result primarily from the 17.7% increase in the number of departures and the 55.5% increase in passengers.

           As a result of the foregoing changes in operating expenses, and a 52.5% increase in ASMs, total cost per ASM decreased to 18.3 cents in the first quarter of 1998 compared to 21.4 cents in the first quarter of 1997. In absolute dollars, total operating expenses increased 30.2% from $40.1 million in the first quarter of 1997 to $52.2 million in the first quarter of 1998.

           The Company's combined effective tax rate for state and federal taxes during the first quarter of 1998 was approximately 42% as compared to 29.0% for the first quarter 1997. The Company estimates that the effective tax rate will remain 42% for the remainder of 1998.


Outlook

           This Outlook section contains forward-looking statements which are subject to the risks and uncertainties set forth above on pages 8 and 9.

           A central element of the Company's business strategy is expansion of its aircraft fleet. At March 31, 1998, the Company was operating seven CRJ's, had firm orders to acquire an additional 16 CRJ's and options to acquire an additional 25 CRJ's. Of the 16 firm orders remaining at March 31, 1998, one was delivered in April, six are expected to be delivered during the balance of 1998, and nine will be delivered in 1999. The introduction of these additional aircraft will expand the Company's business into new markets. In general, service to new markets may result in increased operating expense that may not be immediately offset by increases in operating revenues.

           In April 1998, the Company was awarded 16 limited use slots at Chicago's O'Hare International Airport to operate non-stop regional jet service to Springfield/Branson, MO., Wilkes-Barre/Scranton, PA. and Charleston, W. VA. The Company anticipates starting United Express service on these routes in the second half of 1998.

      On March 11, 1994, the Aircraft Mechanics Fraternal Association ("AMFA") was certified by the National Mediation Board (the "NMB") as the collective bargaining representative elected by mechanics and related employees of the Company. As of May 1, 1998, AMFA represented 106 employees, including all of the Company's maintenance personnel. The Company and AMFA have been attempting to negotiate an initial contract under federal mediation since December 1994 but so far have failed to reach an agreement. In May 1998, the NMB declared an impasse and the parties entered into a thirty-day cooling-off period. Negotiations will continue during this cooling-off period, which will expire on June 8, 1998. The Company has also entered into a letter of understanding with AMFA by which both parties have agreed that if a contract is not reached by the end of the cooling-off period, the employees will be given the opportunity to accept or reject the Company's final contract offer, with a vote to take place by June 23, 1998. If an agreement is not reached by then, the parties will have the right to use self-help. For AMFA, this would include the right to strike, and for the Company it would include the right to implement a contract. The Company believes that this process is the best means to bring closure to the negotiations.

           The Company's contract with the Association of Flight Attendants ("AFA") became amendable on April 30, 1997. In March 1998, a tentative agreement between the Company and AFA was rejected by a vote of the members. The Company expects to resume negotiations during the second calendar quarter and will continue to operate under the terms of the existing agreement until negotiations are completed.


Liquidity and Capital Resources

           The Company's working capital improved significantly during the first three months of 1998 compared to the first three months of 1997. As of March 31, 1998, the Company had cash, cash equivalents, and short term investments of $42.7 million and working capital of $44.2 million compared to $15.9 million and $14.7 million respectively as of March 31, 1997. During the first three months of 1998, cash and cash equivalents increased by $2.6 million, reflecting net cash used in operating activities of $2.3 million, net cash provided by investing activities of $6.6 million and net cash used in financing activities of $1.7 million. The net cash used in operating activities is primarily the result of the prepayment of six months rent for six CRJ aircraft partially offset by the net income from operations. The net cash provided by investing activities consisted primarily of the sale of $9.8 million in short term investments offset by capital expenditures of $2.9 million. The net cash used in financing activities consisted primarily of the payments of long-term debt and capital lease obligations.

     Other Financing

           The Company has an asset-based lending agreement with a financial institution that provides the Company with a line of credit of up to $20.0 million, depending on the amount of assigned ticket receivables. Borrowings under the line of credit can provide the Company a source of working capital until proceeds from ticket coupons are received. The line is collateralized by all of the Company's receivables and there were no borrowings under the line during the first three months of 1998. The Company has pledged $7.7 million of this line of credit as collateral to secure letters of credit issued on behalf of the Company by a financial institution. At March 31, 1998, the available amount of credit was $8.8 million.

            In 1997, the Company issued $57.5 million aggregate principal amount of 7% Convertible Subordinated Notes due July 1, 2004("the Notes"). The Company received net proceeds of approximately $55.6 million related to the sale of the Notes. The Notes are convertible into shares of Common Stock, unless previously redeemed or repurchased, at a conversion price of $18.00 per share, subject to certain adjustments. Interest on the Notes is payable on April 1 and October 1 of each year, commencing October 1, 1997. The Notes are not redeemable by the Company until July 1, 2000.

           In January 1998, approximately $5.9 million of the Notes were converted at the option of the holders into 330,413 shares of
Common Stock. In March 1998, for a limited period of time, the Company reduced the conversion price from $18.00 to $17.72 for holders of the Notes. During the inducement period, which ended on April 8, 1998, $31.7 million of the Notes had been converted into approximately
1.8 million shares of Common Stock. In the second quarter of 1998, the Company will record a one-time, non-cash, non-operating expense of approximately $1.4 million representing the fair value of the additional shares given as the inducement. As a result of these early conversions, the Company's annual interest payments will be $2.6 million less than if none of the Notes had been converted. After the conversion of these notes, $19.9 million of the Notes remain outstanding.

     Other Commitments

           In July 1997, the Company entered into a series of interest rate swap contracts in the amount of $39.8 million. The swaps were executed by purchasing six contracts maturing between March and September 1998 with a third party as the counterparty. The interest rate hedge was designed to limit approximately 50% of the Company's exposure to interest rate changes until permanent financing for the six CRJ aircraft, scheduled for delivery between March and September 1998, was secured. In March 1998, the Company settled the first contract in conjunction with delivery of the first of these six CRJ aircraft. The Company paid the counterparty $305,000 to settle the contact and is amortizing this cost over the life of the related aircraft lease. At March 31, 1998, had the remaining five contracts settled on that date, the Company would have been obligated to pay the counterparty approximately $1.3 million.

     In January 1998, the Company entered into a contract to purchase fuel at a fixed price from United Aviation Fuels Corporation ("UAFC"), a wholly-owned subsidiary of United Airlines during the period February through September 1998. The Company has committed to purchase 33,000 barrels of fuel per month during the term of this contract at a delivered price, excluding taxes and into plane fees, of
52.2 cents per gallon. In March 1998, the Company extended the contract through December 1998 committing to purchase 33,000 barrels per month, October through December, at a delivered price excluding taxes and into plane fees of 50.35 cents per gallon. Fuel purchased under this arrangement represents approximately 46% of the Company's anticipated 1998 fuel requirements.

     Aircraft

      On March 4, 1998, the Company amended its order with Bombardier, Inc. to increase its total number of CRJs, delivered and to be delivered, to 23, with options to purchase an additional 25.

      During the fourth quarter of 1997, the Company entered into an agreement with Aero International (Regional) for the purchase of one additional  new  Jetstream  41 aircraft,  and  took  delivery  of  the aircraft under an interim manufacturer financing arrangement. The Company is obligated to arrange third party financing of this aircraft, or to purchase it outright, upon completion of certain technical modifications relating to the aircraft, and presently expects to complete this financing during the second quarter of 1998.

     Capital Equipment and Debt Service

          Capital expenditures for the first three months of 1998 were $4.2 million compared to $0.9 million for the same period in 1997. Capital expenditures in the first three months of 1998 consisted primarily of the purchase of rotable spare parts for the J-41 and CRJ aircraft, facility leasehold improvements, ground equipment, computer and office equipment, and other capital expenditures. For the remainder of 1998 the Company anticipates spending approximately $17 million for rotable spare parts related to J-41 and CRJ aircraft, ground service equipment, facilities, computers, and software with some of these acquisitions being financed under anticipated commercially acceptable terms.

           Debt service including capital leases for the three months ended March 31, 1998, was $1.9 million compared to $0.6 million in the same period of 1997. The increase is primarily the result of payments made for the early retirement of aircraft-related debts.

           The Company believes that, in the absence of unusual circumstances, its cash flow from operations, the accounts receivable credit facility, and other available equipment financing will be sufficient to meet its working capital needs, capital expenditures, and debt service requirements for the next twelve months.





                     ATLANTIC COAST AIRLINES, INC.
                  FISCAL QUARTER ENDED March 31, 1998


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings.

           The Company is a party to routine litigation incidental to its business, none of which is likely to have a material effect on the Company's financial position.

           The Company is a party to an action pending in the United States District Court for the Southern District of Ohio, Peter J. Ryerson, administrator of the estate of David Ryerson, v. Atlantic Coast Airlines, Case No. C2-95-611. This action is more fully described in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1995. On March 10, 1997, the Court granted Plaintiff's motion to the effect that liability would not be limited to those damages available under the Warsaw Convention. The Company is currently unable to estimate the monetary award, if any, resulting from this litigation, but believes it remains fully covered under the Company's insurance policy.

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


     ITEM 2.  Changes in Securities.

            In January 1998, $5.9 million of the Company's 7% Convertible Subordinated Notes ("Notes") were converted into 330,413 shares of common stock. In April 1998, $31.7 million of Notes were converted into 1,788,391 shares of common stock. The Notes were originally issued under Rule 144A of the Securities Act of 1933.


     ITEM 3.  Defaults Upon Senior Securities.

          None to report.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

           The annual meeting of shareholders of the Company was held in Herndon, Virginia on May 5, 1998. Of the 7,640,286 shares of common stock outstanding on the record date, 6,729,471 were present by proxy. Those shares were voted on the matters before the meeting as follows:

1.      Election of Directors           For            Withheld
        C. Edward Acker                 6,719,536         9,935
        Kerry B. Skeen                  6,715,581        13,890
        Thomas J. Moore                 6,716,709        12,762
        Robert E. Buchanan              6,720,640         8,831
        Susan MacGregor Coughlin        6,720,438         9,033
        Joseph W. Elsbury               6,720,940         8,531
        James J. Kerley                 5,630,454     1,099,017
        James C. Miller                 6,720,838         8,633
        John M. Sullivan                6,721,040         8,401


2.   To approve   amendment   to   the   Company's   Certificate    of
        Incorporation to change the Company's name to "Atlantic Coast Airlines Holdings, Inc."

                         For            Against        Abstain
                         6,710,761      10,979         7,731


3.   To approve   amendment   to   the   Company's   Certificate    of
        Incorporation to increase the Company's authorized shares to 76,000,000.

          For            Against        Abstain        Not Voted
          5,331,160      1,372,016      10,499         15,976


4. To ratify amendment to the Company's 1995 Stock Incentive Plan to increase the shares available under the Plan to 1,250,000.

          For            Against        Abstain        Not Voted
          3,975,241      1,947,446      10,709         796,075


5. To ratify appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the current year.

                         For            Against        Abstain
                         6,706,485      10,701         12,285


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





                              ATLANTIC COAST AIRLINES HOLDINGS, INC.



May 14, 1998                  By:  /S/ Paul H. Tate
                                   Paul H. Tate
                                   Senior Vice President and Chief
                                   Financial Officer


May 14, 1998                  By:  /S/ Kerry B. Skeen
                                   Kerry B. Skeen
                                   President and Chief Executive
                                   Officer












_______________________________
1 "Break-even passenger load factor" represents the percentage of ASMs which must be flown by revenue passengers for the airline to break-even after operating expenses.