Form 10-Q
period 1998-06-30
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 1998-08-14
CIK 904020

Page 5


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                    Yes   X        No

As of July 31, 1998, there were 19,199,197 shares of common stock, par value $.02 per share, outstanding.



Part I.  Financial Information
         Item 1. Financial Statements
                                Atlantic Coast Airlines Holdings, Inc.
                                                        and Subsidiary
                                 Condensed Consolidated Balance Sheets

                                               December 31,  June 30, 1998
(In thousands except for share data and par            1997    (Unaudited)
values)
Assets
Current:
    Cash and cash equivalents                  $  39,167      $  58,857
    Short term investments                        10,737            930
    Accounts receivable, net                      21,621         28,475
    Expendable parts and fuel inventory,           2,477          2,824
net
    Prepaid expenses and other current             2,855          6,524
assets
        Total current assets                      76,857         97,610
Property and equipment at cost, net of
accumulated    depreciation and                   40,638         46,195
amortization
Preoperating costs, net of accumulated
amortization                                       2,004          1,736
Intangible assets, net of accumulated               2,613          3,179
amortization
Deferred tax asset                                   688            688
Debt issuance costs, net of accumulated            3,051          2,368
amortization
Aircraft deposits                                 19,040         19,420
Other assets                                       4,101          4,794
        Total assets                           $ 148,992      $ 175,990
Liabilities and Stockholders' Equity
Current:
    Accounts payable                           $   4,768      $   9,088
    Current portion of long-term debt              1,851          2,143
    Current portion of capital lease               1,730          1,447
obligations
    Accrued liabilities                           23,331         32,054
        Total current liabilities                 31,680         44,732
Long-term debt, less current portion              73,855         36,741
Capital lease obligations, less current            2,290          2,007
portion
Deferred credits                                   6,362          6,188
        Total liabilities                        114,187         89,668
Stockholders' equity:
Preferred Stock, $.02 par value per share;
shares authorized 5,000,000; no shares                 -              -
issued or outstanding
Common stock: $.02 par value per share;
shares authorized 65,000,000; shares issued
16,006,514 and 20,663,263 respectively;
shares outstanding 14,534,014 and                    320            413
19,190,763 respectively
Class A common stock: nonvoting; par value;
$.02 stated value per share; shares
authorized 6,000,000; no shares issued or              -              -
outstanding
Additional paid-in capital                         40,151         79,501
Less: Common stock in treasury, at cost,          (17,069)       (17,069)
1,472,500 shares
Retained earnings                                 11,403         23,477
        Total stockholders' equity                34,805         86,322
        Total liabilities and stockholders'    $ 148,992      $ 175,990
equity

      See accompanying notes to the condensed consolidated financial statements.
                              Atlantic Coast Airlines Holdings, Inc.
                                                      and Subsidiary
                     Condensed Consolidated Statements of Operations
                                                         (Unaudited)

Three months ended June 30,
(In thousands, except for per share                1997                1998
data)
Operating revenues:
Passenger                                       $ 52,549            $ 74,815
Other                                                671                 944
   Total operating revenues                       53,220              75,759

Operating expenses:
Salaries and related costs                        12,137              16,507
Aircraft fuel                                      4,203               5,738
Aircraft maintenance and materials                 3,263               5,928
Aircraft rentals                                   7,808               8,951
Traffic commissions and related fees               8,690              11,395
Depreciation and amortization                        767               1,461
Other                                              6,384               8,421
        Total operating expenses                   43,252              58,401

Operating income                                    9,968              17,358

Other income (expense):
Interest expense                                     (460)              (946)
Interest income                                      148               1,497
Debt conversion expense                                 -             (1,410)
Other, net                                            (9)                 32
Total other income (expense)                       (321)              (827)

Income before income tax provision                 9,647              16,531
Income tax provision                               3,762               7,439

Net income                                        $ 5,885             $ 9,092

Income per share:
              -basic                              $0.35               $0.48
              -diluted                            $0.33               $0.42
Weighted average shares used in
computation:
              -basic                             17,021              18,805
              -diluted                           17,675              22,246

    See accompanying notes to the condensed consolidated financial statements.
                              Atlantic Coast Airlines Holdings, Inc.
                                                      and Subsidiary
                     Condensed Consolidated Statements of Operations
                                                         (Unaudited)

Six months ended June 30,
(In thousands, except for per share                  1997                1998
data)
Operating revenues:
Passenger                                       $ 93,049           $ 131,508
Other                                              1,285               2,306
   Total operating reves                          94,334             133,814

Operating expenses:
Salaries and related costs                        23,732              31,177
Aircraft fuel                                      8,527              10,803
Aircraft maintenance and mls                       7,008              11,597
Aircraft rentals                                  15,110              17,218
Traffic commissions and related fees              15,038              20,513
Depreciation and amortization                      1,487               2,848
Other                                             12,427              16,425
        Total operating expenses                  83,329             110,581

Operating income                                  11,005              23,233

Other income (expense):
Interest expense                                    (650)            (2,148)
Interest income                                     293               1,937
Debt conversion expense                                -             (1,410)
Other, net                                          (13)                61
Total other income (expense)                        (370)            (1,560)

Income before income tax provision               10,635              21,673
Income tax provision                              4,048               9,599

Net income                                      $ 6,587            $ 12,074

Income per share:
              -basic                              $0.39               $0.71
              -diluted                            $0.37               $0.58
Weighted average shares used in
computation:
              -basic                             17,012              16,994
              -diluted                           17,663              22,115

       See accompanying notes to the condensed consolidated financial statements.
                                   Atlantic Coast Airlines Holdings, Inc.
                                                           and Subsidiary
                          Condensed Consolidated Statements of Cash Flows
                                                              (Unaudited)

Six months ended June 30,
(In thousands)                                            1997        1998
Cash flows from operating activities:
   Net income                                                $ 6,587        $
                                                                  12,074
   Adjustments to reconcile net income to net cash used in
operating activities:
     Depreciation                                              1,280    2,497
     Amortization of intangibles and preoperating costs          207      350
     Provision for uncollectible accounts and inventory           45       70
obsolescence
     Amortization of deferred credits                      (49)     (224)
     Loss on disposal of fixed assets                       348      199
     Amortization of debt discount and finance costs         27      233
     Debt conversion expense                                  -    1,410
     Interest on debt conversion                              -      200
     Interest on credit due from manufacturer                 -     (362)
     Capitalized interest                                     -     (731)
      Changes in operating assets and liabilities:
       Accounts receivable                              (4,218)   (6,861)
       Expendable parts and fuel inventory                (587)     (382)
       Prepaid expenses and other current assets          (574)   (4,748)
       Preoperating costs                                 (258)       (5)
       Accounts payable                                 (1,137)    4,320
       Accrued liabilities                                4,745    8,703
Net cash provided by operating activities                 6,416   16,743
Cash flows from investing activities:
   Purchases of property and equipment                  (1,946)   (6,032)
   Proceeds from sale-leaseback                               -    1,318
   Maturities of short term investments                       -    9,808
   Refund of aircraft and other deposits                    250      120
   Payments for aircraft and other deposits             (4,000)     (500)
Net cash (used in) provided by investing activities     (5,696)    4,714
Cash flows from financing activities:
   Payments of long-term debt                             (645)     (503)
   Payments of capital lease obligations                  (770)   (1,981)
   Net increase in line of credit                             7        -
   Deferred financing costs                               (225)     (870)
   Proceeds from receipt of deferred credits                686        -
   Proceeds from exercise of stock options                  131    1,587
Net cash used in financing activities                     (816)   (1,767)
Net (decrease) increase in cash and cash equivalents       (96)   19,690
Cash and cash equivalents, beginning of period           21,470   39,167
Cash and cash equivalents, end of period               $ 21,374        $
                                                                  58,857
                                                            [C]      [C]
           See accompanying notes to the condensed consolidated financial statements.
          ATLANTIC COAST AIRLINES HOLDINGS, INC. AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


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


2.  OTHER - COMMITMENTS

During the fourth quarter of 1997, the Company entered into an agreement with Aero International (Regional) for the purchase of one additional new Jetstream 41 ("J-41") aircraft for $5.3 million, and also took delivery of the aircraft under an interim manufacturer financing arrangement. The Company is obligated to arrange third party financing of this aircraft, or to purchase it outright, upon completion of certain technical modifications relating to the aircraft, and expects to complete this financing no later than August 31, 1998.

The Company completed third party financings for three additional50 seat Canadair Regional Jets ("CRJ's) during the first half of 1998. These were delivered in March, April and May, respectively. The Company entered into leveraged operating lease transactions for terms of 16.5 years at the time of delivery of each aircraft, for aggregate monthly lease costs of approximately $314,000.

As of June 30, 1998, the Company was operating nine CRJ aircraft, had firm orders for an additional 14, and options for a further 25. Of the 14 firm CRJ orders, one was delivered on July 22, 1998, an additional four will be delivered during the remainder of 1998, and nine will be delivered in 1999. The capital cost to the Company for the remaining four 1998 and the 1999 deliveries is approximately $74.0 million and $166.5 million respectively.


In the second quarter of 1998, the Company announced that, the Metropolitan Washington Airport Authority ("MWAA") in coordination with the Company, will build an approximately 70,000 square foot regional passenger concourse at Washington Dulles International Airport. The facility is scheduled to open in Summer 1999. The new facility will offer improved passenger amenities and operational enhancements, and will provide additional space to support the Company's expanded operations resulting from the introduction of CRJs. The facility will be designed, financed, constructed, operated and maintained by MWAA, and will be leased to the Company. The lease rate will be determined based upon final selection of funding methods and rates, and on the final scope of the project. MWAA has agreed to fund the construction through the proceeds of bonds and, subject to approval by the FAA, passenger facility charges ("PFC"). Until MWAA obtains bond funding or funding through PFCs, the Company has committed to obtain its own interim financing from a third party lender to fund a portion of the total program cost of the regional concourse not to exceed $13 million. MWAA has agreed to replace the Company's interim financing with the proceeds of bonds or, if obtained, PFC funds, no later than one year following the substantial completion date of the project.

In July 1997, the Company entered into a series of interest rate swap contracts in the amount of $39.8 million. The swaps were executed by purchasing six contracts maturing between March and September 1998 with a third party as the counterparty. The interest rate hedge was designed to limit approximately 40% of the Company's exposure to interest rate changes until permanent financing for the six CRJ aircraft, scheduled for delivery between March and September 1998, was secured. During the first half of 1998, the Company settled three of these six contracts, paying the counterparty approximately $827,000 and is amortizing this cost over the life of the related aircraft leases. At June 30, 1998, had the remaining three contracts settled on that date, the Company would have been obligated to pay the counterparty approximately $1 million.


3.   INCOME TAXES

The Company's combined effective tax rate for state and federal taxes during the second quarter of 1998 was 45%, as compared to combined effective rates of 39% during the second quarter of 1997 and 42% during the first quarter of 1998, and a combined statutory tax rate for state and federal taxes of approximately 41%. The increased effective rate in the second quarter of 1998 is primarily due to the effect of a one-time non-cash, non-operating charge of approximately $1.4 million related to the reduced conversion price offered to noteholders as discussed in Note 6.


4.   STOCK DIVIDEND

On April 14, 1998, the Company declared a 2-for-1 stock split payable as a stock dividend on May 15, 1998. The stock dividend was contingent on shareholder approval to increase the number of authorized Common Shares from 15,000,000 to 65,000,000 shares. Shareholder approval was obtained on May 5, 1998. The effect of this stock split is reflected in the calculation of income per share and shareholders' equity as presented herein for the three and six month periods ended June 30, 1997 and 1998, respectively.


5.  INCOME PER SHARE

The computation of basic income per share is computed by dividing net income by the weighted average number of common shares outstanding.
Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which consist of shares subject to stock options computed using the treasury stock method. In addition, under the if-converted method, dilutive convertible securities are included in the denominator while interest expense, net of tax, for convertible debt is added to the numerator.

5.   INCOME PER SHARE (Continued)

A reconciliation of the numerator and denominator used in computing basic and diluted income per share is as follows:

                                                 Three       Six Months
                                            Months Ended  Ended June 30,
                                              June 30,
(in thousands)                               1997    1998  1997     1998
   Net income (basic)                            5,885   9,092   6,587 12,07
                                                                      4
   Interest expense on 7% Convertible Notes net
of tax effect                                   -     326       -   805
   Net income (diluted)                          5,885   9,418   6,587 12,87
                                                                      9

   Weighted average shares outstanding (basic)  17,021  18,805  17,012 16,99
                                                                      4
   Incremental shares related to stock        654     951     651   943
options
   Incremental shares related to 7%
Convertible         Notes                       -   2,490       - 4,178
   Weighted average shares outstanding     17,675  22,246  17,663 22,11
(diluted)                                                             5


6.   DEBT CONVERSION

The Company temporarily reduced the conversion price of its 7% Convertible Subordinated Notes ("Notes") during the period March 25 - April 8, 1998. During this period, holders of $31.7 million of the Notes submitted their Notes for conversion to common stock. These Notes were converted into 1.8 million (pre stock dividend) shares of common stock, which includes an additional 28,087 pre stock dividend shares issued as the result of the reduced conversion price. The Company recorded a one-time non-cash, non-operating charge of approximately $1.4 million as the fair market value of these additional shares.

7.   SUBSEQUENT EVENTS

In July 1998, the Company entered into six additional interest rate swap contracts having an aggregate notional amount of $51.8 million. The swaps were executed by purchasing six contracts maturing between October 1998 and April 1999. The interest rate hedge is designed to limit approximately 50% of the Company's exposure to interest rate changes until permanent financing for six additional CRJ aircraft, which are scheduled for delivery between October 1998 and April 1999, is secured. Gains or losses resulting from the interest rate swap contracts will be deferred until the contracts are settled and then amortized over the aircraft lease term or capitalized as part of acquisition cost, if purchased, and depreciated over the life of the aircraft.


8.   RECENT ACCOUNTING PRONOUNCEMENTS

In  1997,  the  Financial  Accounting  Standards  Board  ("FASB")  issued
Statement No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", which requires, effective January 1, 1998, that comprehensive income and the associated income tax expense or benefit be reported in financial statements with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that statement. For the periods presented in this Form 10Q, the Company did not have any separately reported components of comprehensive income and therefore, no separate Statement of Comprehensive Income is presented.

The American Institute of Certified Public Accountants has issued Statement of Position 98-5 on accounting for start-up costs, including preoperating costs related to the introduction of new fleet types by airlines. The new accounting guidelines will take effect for fiscal years beginning after December 15, 1998. The Company has deferred certain start-up costs related to the introduction of the CRJs and is amortizing such costs to expense ratably over four years. The Company will be required to expense any remaining unamortized amounts as of January 1, 1999 as a cumulative effect of a change in accounting principle. The Company estimates the remaining unamortized balance for deferred start-up costs will be approximately $1.4 million on January 1, 1999.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The Company will adopt Statement No. 133 during its first quarter of fiscal 2000 and is currently assessing the impact this statement will have on interest rate swaps and any future hedging contracts that may be entered into by the Company.



9.   YEAR 2000 COMPLIANCE

The Company has completed its assessment phase for year 2000 compliance and remediation is in process. The Company believes that the cost to modify any of its non-compliant systems or applications will not have a material effect on its financial position or the results of its operations. However, the Company cannot give any assurances that the systems of other parties upon which the Company must rely, will be year 2000 compliant on a timely basis. Examples of systems operated by others that the Company may use and or rely upon are: FAA Air Traffic Control, Computer Reservation Systems for travel agent sales and United Airlines' reservation, passenger check in and ticketing systems. The Company's business, financial condition and or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by others.

10.  STOCKHOLDERS' EQUITY

The Company's shareholders amended the 1995 stock option plan which provides for the issuance of options to purchase Common Stock of the Company to certain employees and directors of the Company. After reflecting the change for the stock dividend, the amendment increased the aggregate number of shares of Common Stock that can be issued under the 1995 plan from 1,500,000 to 2,500,000. As of June 30, 1998, 635,182 shares are available for grant.



Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations



                   Second Quarter Operating Statistics

                                                             Increase
                                                            (Decrease
                                                                    )
Three months ended June 30,                 1997     1998   % Change

Revenue passengers carried                424,74   646,21      52.1%
                                               0        7
Revenue passenger miles ("RPMs")          105,37   203,31      93.0%
(000's)                                        2        9
Available seat miles ("ASMs") (000's)     208,66   334,58      60.3%
                                               3        8
Passenger load factor                      50.5%    60.8%   10.3 pts
Break-even passenger load factor 1         40.9%    46.7%    5.8 pts
Revenue per ASM (cents)                     25.2     22.4
                                                             (11.1%)
Yield (cents)                               49.9     36.8    (26.2%)
Cost per ASM (cents)                        20.7     17.5    (15.5%)
Average passenger fare                    $123.7   $115.7     (6.4%)
                                               2        7
Average passenger segment (miles)            248      315      27.0%
Revenue departures                        36,051   40,814      13.2%
Revenue block hours                       44,963   55,420      23.3%
Aircraft utilization (block hours)           8.3      8.9       7.2%
Average cost per gallon of fuel (cents)     77.3     67.8    (12.3%)
Aircraft in service (end of period)           60       69      15.0%


Comparison of three months ended June 30, 1997, to three months ended June 30, 1998.

Results of Operations

           The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company's management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Such factors include, among others, the costs of implementing regional jet service, the response of the Company's competitors to the Company's business strategy, the ability of the Company to obtain favorable financing terms for its aircraft, market acceptance of the new regional jet service, routes and schedules offered by the Company, the cost of fuel, the weather, general economic conditions, changes in and satisfaction of regulatory requirements, and the factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

     General

           In the second quarter of 1998 the Company posted net income of $9.1 million compared to net income of $5.9 million for the second quarter of 1997. In the three months ended June 30, 1998, the Company earned pretax income of $16.5 million compared to $9.6 million in the three months ended June 30, 1997.

     Operating Revenues

           The Company's operating revenues increased 42.4% to $75.8 million in the second quarter of 1998 compared to $53.2 million in the second quarter of 1997. The increase resulted from a 60.3% increase in ASMs and an increase in load factor of 10.3 percentage points, partially offset by a 26.2% decrease in yield.

           The increase in ASM's is largely the result of service expansion of the 50 seat Canadair Regional Jet ("CRJ"), first introduced into service during the fourth quarter of 1997, and the addition of four British Aerospace Jetstream - 41 ("J-41") aircraft, three of which were placed in service during the second quarter of 1997. The Company operated nine CRJ's as of June 30, 1998. In addition, the average aircraft stage length for the second quarter 1998 increased 14.5% over the second quarter 1997 to 269 miles.

           The quarter over quarter percentage reduction in yield is significantly related to the 27% increase in the average passenger trip length and the use of introductory fares in new CRJ markets. Total passengers increased 52.1% in the second quarter of 1998 compared to the second quarter of 1997.

     Operating Expenses

           The Company's operating expenses increased 35% in the second quarter of 1998 compared to the second quarter of 1997 due primarily to a 60.3% increase in ASMs and a 52.1% increase in passengers carried. The increase in ASMs reflects the net addition of nine CRJ's and four J-41 aircraft, three of which were placed in service during the second quarter of 1997.

           A summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended June 30, 1997, and 1998 is as follows:

                                          1997               1998
                                     Percent   Cost    Percent    Cost
                                          of              of
                                    Operati  Per ASM   Operatin Per ASM
                                       ng                 g
                                    Revenue   (cents)  Revenue  (cents)
                                       s                  s
  Salaries and related costs           22.8%     5.8     21.8%      4.9

  Aircraft fuel                         7.9%     2.0      7.6%      1.7

  Aircraft maintenance and              6.1%     1.6      7.8%      1.8
 materials
  Aircraft rentals                     14.7%     3.7     11.8%      2.7
  Traffic commissions and related      16.3%     4.2     15.0%      3.4
 fees
  Depreciation and amortization         1.4%     0.4      1.9%      0.4
  Other                                12.1%     3.0     11.2%      2.6

 Total                                 81.3%    20.7     77.1%     17.5
 Re

           Cost per ASM decreased 15.5% to 17.5 cents during the second quarter of 1998 compared to 20.7 cents during the second quarter of 1997 primarily due to the introduction of a more unit cost-efficient aircraft, the CRJ, with its longer aircraft stage length in addition to the refinancing of 19 J-41 aircraft in the second half of 1997. The increase in ASMs resulted from the net addition of nine CRJ's and four J-41 aircraft.

          Salaries and related costs per ASM decreased 15.5% to 4.9 cents in the second quarter of 1998 compared to the second quarter of 1997. In absolute dollars, salaries and related costs increased 36% from $12.1 million in the second quarter of 1997 to $16.5 million in the second quarter of 1998. The increase resulted primarily from additional flight crews, customer service personnel and maintenance personnel to support the nine regional jets and four additional J-41 aircraft.

          The cost per ASM of aircraft fuel decreased to 1.7 cents in the second quarter of 1998 compared to 2.0 cents in the second quarter of 1997. In absolute dollars, aircraft fuel expense increased 36.5% from $4.2 million in the second quarter of 1997 to $5.7 million in the second quarter of 1998. The increased fuel cost resulted from the 23.3% increase in block hours, partially offset by a 12.3% decrease in the average cost per gallon of fuel from 77.3 cents to 67.8 cents including applicable taxes and into-plane fees. Aircraft fuel prices fluctuate with a variety of factors, including the price of crude oil, and future increases or decreases cannot be predicted with a high degree of certainty. There is no assurance that future increases will not adversely affect the Company's operating expenses. In January and March 1998, the Company entered into contracts to purchase fuel at fixed prices from United Aviation Fuels Corporation, a wholly owned subsidiary of United Airlines for the period February through December 1998. The Company is committed to purchase 33,000 barrels per month which represents approximately 50% of the Company's monthly consumption, at a delivered price excluding taxes and into-plane fees of 52.2 cents per gallon from February through September 1998, and 50.35 cents per gallon from October through December 1998.

           The cost per ASM of aircraft maintenance and materials increased 12.5% to 1.8 cents in the second quarter of 1998 compared to the second quarter of 1997. In absolute dollars, aircraft maintenance and materials expense increased 81.7% from $3.3 million in the second quarter of 1997 to $5.9 million in the second quarter of 1998. The increased expense resulted from the increase in the size of the fleet by 14 aircraft and an increase in the average age of the turbo prop fleet. This increase is partially offset by credits received from vendors for aircraft maintenance performance guarantees in the second quarter of 1998.

          The cost per ASM of aircraft rentals decreased to 2.7 cents for the second quarter of 1998 compared to 3.7 cents for the second quarter of 1997. During the third and fourth quarters of 1997, the Company refinanced 19 of its J-41 aircraft at significantly reduced rental rates. In absolute dollars, aircraft rentals increased 14.6% from $7.8 million in the second quarter of 1997 to $9.0 million in the second quarter of 1998 reflecting the addition of nine CRJ aircraft.

           The cost per ASM of traffic commissions and related fees decreased to 3.4 cents in the second quarter of 1998 compared to 4.2 cents in the second quarter of 1997. In absolute dollars, traffic commissions and related fees increased 31.1% from $8.7 million in the second quarter of 1997 to $11.4 million in the second quarter of 1998. The increase in costs resulted from a 42.4% increase in passenger revenues, a 52.1% increase in passengers, and contractual rate increases in fees paid to United Airlines, Inc. ("United") and Computer Reservation System vendors. These increases were partially offset by the reduction in the travel agency commission rate from 10% to 8% enacted in late 1997.

           The cost per ASM of depreciation and amortization remained unchanged at 0.4 cents. In absolute dollars, depreciation and amortization increased 90.5% from $0.8 million in the second quarter of 1997 to $1.5 million in the second quarter of 1998 primarily as a result of additional rotable spare parts associated with the CRJs and the purchase of four previously leased J-41 aircraft in the third quarter of 1997.

           The cost per ASM of other operating expenses decreased to 2.6 cents in the second quarter of 1998 from 3.0 cents in the second quarter of 1997. In absolute dollars, other operating expenses increased 31.9% from $6.4 million in the second quarter of 1997 to $8.4 million in the second quarter of 1998. The increased costs result primarily from the 13.2% increase in the number of departures and the 52.1% increase in passengers.

          As a result of the foregoing changes in operating expenses, and a 60.3% increase in ASMs, total cost per ASM decreased to 17.5 cents in the second quarter of 1998 compared to 20.7 cents in the second quarter of 1997. In absolute dollars, total operating expenses increased 35% from $43.3 million in the second quarter of 1997 to $58.4 million in the second quarter of 1998.

          The Company's combined effective tax rate for state and federal taxes during the second quarter of 1998 was approximately 45% as compared to 39% for the second quarter 1997. This increase is primarily due to the effect of a one time non-cash, non-operating charge of approximately $1.4 million related to the reduced conversion price accepted by certain holders of the Company's 7% Notes. The Company estimates that the effective tax rate will be approximately 41.5% during the third and fourth quarters of 1998.

                     Six Months Operating Statistics

                                                               Increase
                                                              (Decrease
                                                                      )
Six months ended June 30,                   1997       1998   % Change

Revenue passengers carried                723,75   1,111,21      53.5%
                                               9          0
Revenue passenger miles ("RPMs")          178,61    342,915      92.0%
(000's)                                        3
Available seat miles ("ASMs") (000's)     395,55    619,569      56.6%
                                               6
Passenger load factor                      45.2%      55.3%   10.1 pts
Break-even passenger load factor 2         39.8%      45.6%    5.8 pts
Revenue per ASM (cents)                     23.5       21.2     (9.8%)
Yield (cents)                               52.1       38.4    (26.3%)
Cost per ASM (cents)                        21.1       17.8    (15.6%)
Average passenger fare                    $128.5    $118.35     (7.9%)
                                               6
Average passenger segment (miles)            247        309      25.1%
Revenue departures                        69,187     79,800      15.3%
Revenue block hours                       86,514    106,657      23.3%
Aircraft utilization (block hours)           7.9        8.7      10.1%
Average cost per gallon of fuel (cents)     81.0       68.4    (15.5%)
Aircraft in service (end of period)           60         69      15.0%

Comparison of six months ended June 30, 1997, to six months ended June
30, 1998.

Results of Operations

     General

           In the first half of 1998, the Company posted net income of $12.1 million compared to net income of $6.6 million for the first half of 1997. In the six months ended June 30, 1998, the Company earned pretax income of $21.7 million compared to $10.6 million in the six months ended June 30, 1997.

     Operating Revenues

           The Company's operating revenues increased 41.9% to $133.8 million in the first half of 1998 compared to $94.3 million in the first half of 1997. The increase resulted from a 56.6% increase in ASMs and an increase in load factor of 10.1 percentage points, partially offset by a 26.3% decrease in yield.

           The increase in ASM's is largely the result of service expansion of the 50 seat CRJ, first introduced into service during the fourth quarter of 1997, and the addition of four British Aerospace Jetstream - 41 ("J-41") aircraft, three of which were placed in service during the second quarter of 1997. The Company operated nine CRJ's as of June 30, 1998. In addition, the average aircraft stage length for the first half of 1998 increased 12.8% over the first half of 1997 to 264 miles.

           The year over year percentage reduction in yield is related in part to the temporary expiration of the ticket tax from January 1, 1997 to March 6, 1997 and to the 25.1% increase in the average passenger trip length. Total passengers increased 53.5% in the first half of 1998 compared to the first half of 1997.

     Operating Expenses

           The Company's operating expenses increased 32.7% in the first half of 1998 compared to the first half of 1997 due primarily to a 56.6% increase in ASMs and a 53.5% increase in passengers carried. The increase in ASMs reflects the net addition of nine CRJ's and four J-41 aircraft, three of which were placed in service during the first half of 1997.

           A summary of operating expenses as a percentage of operating revenues and cost per ASM for the six months ended June 30, 1997, and 1998 is as follows:

                                          1997               1998
                                     Percent   Cost    Percent    Cost
                                          of              of
                                    Operati  Per ASM   Operatin per ASM
                                       ng                 g
                                    Revenue   (cents)  Revenue  (cents)
                                       s                  s
  Salaries and related costs           25.2%     6.0     23.3%      5.0
  Aircraft fuel                         9.0%     2.2      8.1%      1.7
  Aircraft maintenance and              7.4%     1.8      8.6%      1.9
 materials
  Aircraft rentals                     16.0%     3.8     12.9%      2.8
  Traffic commissions and related      15.9%     3.8     15.3%      3.3
 fees
  Depreciation and amortization         1.6%     0.4      2.1%      0.5
  Other                                13.2%     3.1     12.3%      2.6
 Total                                 88.3%    21.1     82.6%     17.8
 Re

           Cost per ASM decreased 15.6% to 17.8 cents during the first half of 1998 compared to 21.1 cents during the first half of 1997 primarily due to the introduction of a more unit cost-efficient aircraft, the CRJ, with its longer aircraft stage length, in addition to the refinancing of 19 J-41 aircraft in the second half of 1997. The increase in ASMs resulted from the net addition of nine CRJ's and four J-41 aircraft.

          Salaries and related costs per ASM decreased 16.7% to 5.0 cents in the first half of 1998 compared to the first half of 1997. In absolute dollars, salaries and related costs increased 31.4% from $23.7 million in the first half of 1997 to $31.2 million in the first half of 1998. The increase resulted primarily from additional flight crews, customer service personnel and maintenance personnel to support the nine regional jets and four additional J-41 aircraft.

          The cost per ASM of aircraft fuel decreased to 1.7 cents in the first half of 1998 compared to 2.2 cents in the first half of 1997. In absolute dollars, aircraft fuel expense increased 26.7% from $8.5 million in the first half of 1997 to $10.8 million in the first half of 1998. The increased fuel cost resulted from the 23.3% increase in block hours, partially offset by a 15.5% decrease in the average cost per gallon of fuel from 81.0 cents to 68.4 cents including taxes and into-plane fees. Aircraft fuel prices fluctuate with a variety of factors, including the price of crude oil, and future increases or decreases cannot be predicted with a high degree of certainty. There is no assurance that future increases will not adversely affect the Company's operating expenses.

           The cost per ASM of aircraft maintenance and materials increased 5.6% to 1.9 cents in the first half of 1998 compared to the first half of 1997. In absolute dollars, aircraft maintenance and materials expense increased 65.5% from $7.0 million in the first half of 1997 to $11.6 million in the first half of 1998. The increased expense resulted from the increase in the size of the fleet by 14 aircraft and an increase in the average age of the turbo prop fleet.

          The cost per ASM of aircraft rentals decreased to 2.8 cents for the first half of 1998 compared to 3.8 cents for the first half of 1997. During the third and fourth quarters of 1997, the Company refinanced 19 of its J-41 aircraft at significantly reduced rental costs. In absolute dollars, aircraft rentals increased 14.0% from $15.1 million in the first half of 1997 to $17.2 million in the first half of 1998 reflecting the addition of nine CRJ aircraft, offset by savings resulting from the refinancing of 18 J-41 leases after the first quarter of 1997.

           The cost per ASM of traffic commissions and related fees decreased to 3.3 cents in the first half of 1998 compared to 3.8 cents in the first half of 1997. In absolute dollars, traffic commissions and related fees increased 36.4% from $15.0 million in the first half of 1997 to $20.5 million in the first half of 1998. The increase in costs resulted from a 41.3% increase in passenger revenues, a 53.5% increase in passengers, and contractual rate increases in fees paid to United Airlines, Inc. ("United") and Computer Reservation System vendors. These increases were partially offset by the reduction in the travel agency commission rate from 10% to 8% enacted in late 1997. Since substantially all passenger revenues are derived from interline sales, the Company did not begin realizing the savings from this reduction until February 1998.

           The cost per ASM of depreciation and amortization increased to
0.5 cents in the first half of 1998 compared to 0.4 cents for the first half of 1997. In absolute dollars, depreciation and amortization increased 91.5% from $1.5 million in the first half of 1997 to $2.8 million in the first half of 1998 primarily as a result of additional rotable spare parts associated with the CRJs and the purchase of four previously leased J-41 aircraft in the third quarter of 1997.

           The cost per ASM of other operating expenses decreased to 2.6 cents in the first six months of 1998 from 3.1 cents in the first half of 1997. In absolute dollars, other operating expenses increased 32.2% from $12.4 million in the first half of 1997 to $16.4 million in the first half of 1998. The increased costs result primarily from the 15.3% increase in the number of departures and the 53.5% increase in passengers.

          As a result of the foregoing changes in operating expenses, and a 56.6% increase in ASMs, total cost per ASM decreased to 17.8 cents in the first half of 1998 compared to 21.1 cents in the first half of 1997. In absolute dollars, total operating expenses increased 32.7% from $83.3 million in the first half of 1997 to $110.6 million in the first half of 1998.

          The Company's combined effective tax rate for state and federal taxes during the first half of 1998 was approximately 44% as compared to 38% for the first half of 1997. This increase is primarily due to the effect of a one time non-cash, non-operating charge of approximately $1.4 million related to the reduced conversion price accepted by certain holders of the Company's 7% Notes. The Company estimates that the effective tax rate will be approximately 41.5% during the third and fourth quarters of 1998.

Outlook

     This outlook section contains forward-looking statements which are subject to the risks and uncertainties set forth above on pages 12 and 13.

     At July 15, 1998, the Company was operating 28 J32's, 32 J41's, and nine CRJ's. The Company has firm orders to acquire an additional 14 CRJ's and options to acquire another 25 CRJ's. The delivery schedule for the 14 firm orders is as follows; one was delivered on July 22, 1998, four are expected to be delivered during the balance of 1998, and nine will be delivered in 1999. The introduction of these CRJ aircraft will expand the Company's business into new markets and increase capacity in existing markets. In general, service to new markets and increased capacity to existing markets may result in increased operating expense that may not be immediately offset by increases in operating revenues.

     On August 3, 1998, the Company inaugurated non-stop service from Chicago's O'Hare International Airport to Charleston, W. VA using the limited use slots previously awarded the Company. Non-stop service from Chicago to Springfield/Branson, MO and Wilkes-Barre/Scranton, PA will commence as additional CRJ aircraft are delivered. These flights, operated as United Express, connect to United's vast Chicago Hub complex of over 540 daily departures to 137 destinations worldwide.

     In June 1998, the Company received notification that its mechanics, represented by the Aircraft Mechanics Fraternal Association ("AMFA"), had ratified the Company's contract proposal. This initial, four year agreement completes negotiations that began in March 1994. The Company does not anticipate the terms of the new contract to have a material effect on its future results of operations or financial condition.


     The Company's contract with the Association of Flight Attendants ("AFA") became amendable on April 30, 1997. In March 1998, a tentative agreement between the Company and AFA was rejected by a vote of the members. In July 1998 the Company and AFA commenced mediation under the guidance of the National Mediation Board (the "NMB"). Additional sessions are scheduled for September 1998. Pending completion of these negotiations, the Company is operating under the terms of the existing agreement. The Company cannot predict the outcome of the negotiations and whether they will have a material effect on the future results of operations or financial condition. If at some point the NMB should decide that the parties are deadlocked, the NMB could declare an impass along with a thirty day cooling off period. At the conclusion of that period if an agreement has not been reached, AFA would have the authority to use self help, up to and including the right to strike.



Liquidity and Capital Resources

     As of June 30, 1998, the Company had cash, cash equivalents and short-term investments of $59.8 million and working capital of $52.9 million compared to $21.4 million and $56.5 million respectively as of June 30, 1997. During the first six months of 1998, cash and cash equivalents increased by $19.7 million, reflecting net cash provided by operating activities of $16.7 million, net cash provided by investing activities of $4.7 million and net cash used in financing activities of $1.8 million. The net cash provided by operating activities is primarily the result of net income for the period of $12.1 million, non cash depreciation and amortization expenses of $2.8 million, and the non cash debt inducement expense of $1.4 million. The net cash provided by investing activities consisted primarily of the sale of $9.8 million in short term investments partially offset by capital expenditures of $6 million. The net cash used in financing activities consisted primarily of the payments of long-term debt and capital lease obligations, offset by proceeds received from the exercise of stock options.

     Other Financing

     The Company has an asset-based lending agreement with a financial institution that provides the Company with a line of credit of up to $20.0 million, depending on the amount of assigned ticket receivables. Borrowings under the line of credit can provide the Company a source of working capital until proceeds from ticket coupons are received. The line is collateralized by all of the Company's receivables. There were no borrowings under the line during the first six months of 1998. The Company has pledged $5.5 million of this line of credit as collateral to secure letters of credit issued on behalf of the Company by a financial institution. At June 30,1998, the available amount of credit was $12.5 million.

     In July 1997, the Company issued $57.5 million aggregate principal amount of 7% Convertible Subordinated Notes due July 1, 2004 ("the Notes"). The Notes are convertible into shares of Common Stock, unless previously redeemed or repurchased, at a conversion price of $9 per share, (after giving effect to the stock split on May 15, 1998) subject to certain adjustments. Interest on the Notes is payable on April 1 and October 1 of each year. The Notes are not redeemable by the Company until July 1, 2000.

     In January 1998, approximately $5.9 million of the Notes were converted, at the option of the holders, into 330,413 shares (pre stock dividend) of Common Stock. From March 20, 1998 to April 8, 1998, the Company temporarily reduced the conversion price from $18 to $17.72 for holders of the Notes. During this period, $31.7 million of the Notes converted into approximately 1.8 million shares (pre stock dividend) of Common Stock. As a result of this temporary price reduction, the Company recorded a one-time, non-cash, non-operating charge to earnings during the second quarter of 1998 of $1.4 million representing the fair value of the additional shares distributed upon conversion.

     The Company's effective income tax rate for the first half of 1998 is slightly higher due to the non-deductibility, for income tax purposes, of the conversion price reduction. This increase is primarily due to the effect of a one time non-cash, non-operating charge of approximately $1.4 million related to the reduced conversion price accepted by certain holders of the Company's 7% Notes. The Company estimates that the effective tax rate will be approximately 41.5% during the third and fourth quarters of 1998.


     Other Commitments

     In July 1997, the Company entered into a series of interest rate swap contracts having an aggregate notional amount of $39.8 million. The swaps were executed by purchasing six contracts maturing between March and September 1998 with a third party as the counterparty. The interest rate hedge was designed to limit approximately 40% of the Company's exposure to interest rate changes until permanent financing for the six CRJ aircraft scheduled for delivery between March and September 1998 was secured. During the first half of 1998, the Company settled three of these six contracts, paying the counterparty approximately $827,000 and is amortizing this cost over the life of the related aircraft leases. At June 30, 1998, had the remaining three contracts settled on that date, the Company would have been obligated to pay the counterparty approximately $1 million.

     On July 2, 1998, the Company entered into additional interest rate swap contracts having an aggregate notional amount of $51.7 million to hedge its exposure, by approximately 50%, to interest rate changes until permanent financing for six CRJ aircraft scheduled for delivery between October 1998 and April 1999, is secured.

     During the first half of 1998, the Company entered into a contract to purchase aircraft fuel at a fixed price from United Aviation Fuels Corporation, a wholly owned subsidiary of United Airlines. The Company is committed to purchase 33,000 barrels of fuel per month, which represents 50% of the Company's monthly consumption for the remainder of 1998. The delivered price per gallon excluding taxes and into-plane fees is 52.2 cents through September 1998, reducing to 50.35 cents per gallon in October through December 1998.


     In the second quarter of 1998, the Company announced that, the Metropolitan Washington Airport Authority ("MWAA"), in coordination with the Company, will build an approximately 70,000 square foot regional passenger concourse at Washington Dulles International Airport. The facility is scheduled to open in Summer 1999. The new facility will offer improved passenger amenities and operational enhancements, and will provide additional space to support the Company's expanded operations resulting from the introduction of CRJs. The facility will be designed, financed, constructed, operated and maintained by MWAA, and will be leased to the Company. The lease rate will be determined based upon final selection of funding methods and rates, and on the final scope of the project. MWAA has agreed to fund the construction through the proceeds of bonds and, subject to approval by the FAA, passenger facility charges ("PFC"). Until MWAA obtains bond funding or funding through PFCs, the Company has committed to obtain its own interim financing from a third party lender to fund a portion of the total program cost of the regional concourse for approximately $15 million. MWAA has agreed to replace the Company's interim financing with the proceeds of bonds or, if obtained, PFC funds, no later than one year following the substantial completion date of the project.

     Aircraft

     The Company has firm commitments to acquire 14 additional CRJ's from Bombardier, Inc. In addition, the Company has options to acquire an additional 25 CRJ's. Of the 14 firm CRJ orders, one was delivered on July 22, an additional four will be delivered during the remainder of 1998, and nine will be delivered in 1999. The capital cost to the Company for the remaining four 1998 and the 1999 deliveries is approximately $74 million and $166.5 million respectively. The Company intends to use debt financing to purchase two of the 13 remaining firm ordered CRJ's and to find lease financing to acquire the balance.

     During the fourth quarter of 1997, the Company entered into an agreement with Aero International (Regional) for the purchase of one additional new Jetstream 41 aircraft for $5.3 million, and took delivery of the aircraft under an interim financing agreement. The Company has arranged permanent financing for the purchase, and currently anticipates closing the acquisition in the third quarter of 1998.

     Capital Equipment and Debt Service

     Capital  expenditures  for the first half of 1998  were  $6  million
compared  to  $1.9  million  for  the  same  period  in  1997.    Capital
expenditures for 1998 consisted primarily of the purchase of rotable spare parts for the CRJ and J-41 aircraft, facility leasehold improvements, ground equipment, and computer and office equipment. For the remainder of 1998, the Company anticipates spending approximately $9 million for rotable spare parts related to the CRJ and J-41 aircraft, ground service equipment, facilities, computers, and software, and $39 million for the acquisition of two regional jets and one J-41 aircraft. The aircraft acquisitions are expected to be financed under anticipated commercially acceptable terms.

     Debt service including capital leases for the six months ended June 30, 1998 was $2.5 million compared to $1.4 million in the same period of 1997. The increase is primarily the result of payments made for the early retirement of aircraft-related debts.
     The Company believes that, in the absence of unusual circumstances, its cash flow from operations, the accounts receivable credit facility, and other available equipment financing, will be sufficient to meet its working capital needs, capital expenditures, and debt service requirements for the next twelve months.


     Recent Accounting Pronoucements

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", which requires, effective January 1, 1998, that comprehensive income and the associated income tax expense or benefit be reported in financial statements with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that statement. For the periods presented in this Form 10Q, the Company did not have any separately reported components of comprehensive income and therefore, no separate Statement of Comprehensive Income is presented.

     The American Institute of Certified Public Accountants has issued a statement of position on accounting for start-up costs, including preoperating costs related to the introduction of new fleet types by airlines. The new accounting guidelines will take effect for fiscal years beginning after December 15, 1998. The Company has deferred certain start-up costs related to the introduction of the CRJs and is amortizing such costs to expense ratably over four years. The Company will be required to expense any unamortized amounts remaining as of January 1, 1999. The Company estimates the remaining unamortized balance for deferred start-up costs will be approximately $1.4 million on January 1, 1999.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The Company will adopt Statement No. 133 during its first quarter of fiscal 2000 and is currently assessing the impact this statement will have on interest rate swaps and any future hedging contracts that may be entered into by the Company.



                      ATLANTIC COAST AIRLINES, INC.
                   FISCAL QUARTER ENDED June 30, 1998


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings.

           The Company is a party to routine litigation incidental to its business, none of which is likely to have a material effect on the Company's financial position.

           The Company is a party to an action pending in the United States District Court for the Southern District of Ohio, Peter J. Ryerson, administrator of the estate of David Ryerson, v. Atlantic Coast Airlines, Case No. C2-95-611. This action is more fully described in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1997. On March 10, 1997, the Court granted Plaintiff's motion to the effect that liability would not be limited to those damages available under the Warsaw Convention. The Company is currently unable to estimate the monetary award, if any, resulting from this litigation, but believes it remains fully covered under the Company's insurance policy.

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


     ITEM 2.  Changes in Securities.

           In April 1998, $31.7 million of Notes were converted into 1,788,391 (pre stock dividend) shares of common stock. The Notes were originally issued under Rule 144A of the Securities Act of 1933.

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


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

          None to report.


     ITEM 5. Other Information.

           Under the Company's Amended and Restated Bylaws, a stockholder who wishes to propose business for consideration at the Annual Meeting or to nominate persons for election to the Board of Directors, must deliver to the Company between January 5, 1999 and February 4, 1999 the information specified in the Company's Bylaws regarding such proposal or nomination. Under the SEC's Rule 14a-4, as recently amended, the Company may exercise discretionary voting authority under proxies it solicits to vote on a proposal made by a stockholder that is not included in the Company's proxy statement, unless the Company is notified about the proposal between January 5, 1999 and February 4, 1999 and the stockholder satisfies the other requirements of Rule 14a-4(c). Separately, under SEC Rule 14a-8, a stockholder wishing to submit a proposal that qualifies for inclusion in the Company's proxy statement must submit his or her proposal to the Company before December 1, 1998 and must satisfy the other requirements of SEC Rule 14a-8. Copies of the Company's Bylaws and of SEC Rules 14a-4 and 14a-8 may be obtained by contacting the Company's Corporate Secretary at 515-A Shaw Road, Dulles, Virginia 20166.



     ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits
3.1              Restated Certificate of Incorporation of the Company.
3.2              Restated By-laws of the Company.
10.12(i) Amendment and Restated Severance Agreement, dated as of July 22, 1998 between the Company and Kerry B. Skeen.
10.24     Stock Incentive Plan of 1995 as amended.
11.1             Computation of Per Share Income
27.1             Financial Date Schedule

          (b) Reports on Form 8-K

               None to report.
                               SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ATLANTIC COAST AIRLINES HOLDINGS, INC.



August 14, 1998                    By:  /S/ Paul H. Tate
                                   Paul H. Tate
                                   Senior Vice President and Chief
Financial Officer


August 14, 1998                    By:  /S/ Kerry B. Skeen
                                   Kerry B. Skeen
                                   President and Chief Executive
Officer





_______________________________
1 "Break-even passenger load factor" represents the percentage of ASMs which must be flown by revenue passengers for the airline to break-even at the operating income level.
"Break-even passenger load factor" represents the percentage of ASMs which must be flown by revenue passengers for the airline to break-even at the operating income level.