Form 10-Q
period 1998-09-30
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 1998-11-17
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                    Yes   X        No

As of November 9, 1998, there were 19,218,538 shares of common stock, par value $.02 per share, outstanding.



Part I.  Financial Information
         Item 1. Financial Statements
                                Atlantic Coast Airlines Holdings, Inc.
                                                        and Subsidiary
                                 Condensed Consolidated Balance Sheets

                                               December 31,  September 30,
(In thousands except for share data and par            1997           1998
values)                                                        (Unaudited)
Assets
Current:
    Cash and cash equivalents                  $  39,167      $  52,430
    Short term investments                        10,737             63
    Accounts receivable, net                      21,621         31,018
    Expendable parts and fuel inventory,           2,477          3,053
net
    Prepaid expenses and other current             2,855          8,479
assets
        Total current assets                      76,857         95,043
Property and equipment at cost, net of
accumulated depreciation and amortization         40,638         70,949
Preoperating costs, net of accumulated
amortization                                       2,004          1,615
Intangible assets, net of accumulated               2,613          3,612
amortization
Deferred tax asset                                   688            688
Debt issuance costs, net of accumulated
amortization                                       3,051          3,055
Aircraft deposits                                 19,040         19,420
Other assets                                       4,101          4,975
        Total assets                           $ 148,992      $ 199,357
Liabilities and Stockholders' Equity
Current:
    Accounts payable                           $   4,768      $   5,417
    Current portion of long-term debt              1,851          3,038
    Current portion of capital lease               1,730          1,411
obligations
    Accrued liabilities                           23,331         32,003
        Total current liabilities                 31,680         41,869
Long-term debt, less current portion              73,855         51,279
Capital lease obligations, less current            2,290          1,705
portion
Deferred credits                                   6,362          7,224
        Total liabilities                        114,187        102,077
Stockholders' equity:
Common stock: $.02 par value per share;
shares authorized 65,000,000; shares issued
16,006,514 and 20,671,997 respectively;
shares outstanding 14,270,198 and                    320            413
19,199,497 respectively
Additional paid-in capital                         40,151         79,846
Less: Common stock in treasury, at cost,          (17,069)       (17,069)
1,472,500 shares
Retained earnings                                 11,403         34,090
        Total stockholders' equity                34,805         97,280
        Total liabilities and stockholders'    $ 148,992      $ 199,357
equity

      See accompanying notes to the condensed consolidated financial statements.
                              Atlantic Coast Airlines Holdings, Inc.
                                                      and Subsidiary
                     Condensed Consolidated Statements of Operations
                                                         (Unaudited)

Three months ended September 30,
(In thousands, except for per share                 1997                1998
data)
Operating revenues:
Passenger                                       $ 54,159            $ 76,890
Other                                                705               1,210
   Total operating revenues                       54,864              78,100

Operating expenses:
Salaries and related costs                        12,039              17,598
Aircraft fuel                                      4,514               6,434
Aircraft maintenance and materials                 4,908               5,982
Aircraft rentals                                   7,745               9,543
Traffic commissions and related fees               8,937              10,641
Depreciation and amortization                        877               1,532
Other                                              6,790               9,315
        Total operating expenses                  45,810              61,045

Operating income                                   9,054              17,055

Other income (expense):
Interest expense                                  (1,142)              (712)
Interest income                                      494               1,079
Other, net                                           (55)               (28)
Total other income (expense)                        (703)               339

Income before income tax provision                 8,351              17,394
Income tax provision                               3,507               6,781

Net income                                       $ 4,844            $ 10,613

Net income per share:
              -basic                               $0.34               $0.55
              -diluted                             $0.26               $0.49
Weighted average shares used in
computation:
              -basic                              14,189              19,198
              -diluted                            21,149              22,244

    See accompanying notes to the condensed consolidated financial statements.

                              Atlantic Coast Airlines Holdings, Inc.
                                                      and Subsidiary
                     Condensed Consolidated Statements of Operations
                                                         (Unaudited)

Nine months ended September 30,
(In thousands, except for per share                  1997                1998
data)
Operating revenues:
Passenger                                        $147,209           $ 208,398
Other                                               1,989               3,516
   Total operating revenues                       149,198              211,914

Operating expenses:
Salaries and related costs                         35,772              48,776
Aircraft fuel                                      17,237              13,041
Aircraft maintenance and materials                 11,916              17,579
Aircraft rentals                                   22,855              26,760
Traffic commissions and related fees               23,975              31,154
Depreciation and amortization                       2,363               4,380
Other                                              19,217              25,740
        Total operating expenses                  129,139             171,626

Operating income                                   20,059              40,288

Other income (expense):
Interest expense                                   (1,792)            (2,860)
Interest income                                       787               3,016
Debt conversion expense                                 -             (1,410)
Other, net                                            (68)                33
Total other income (expense)                      (1,073)            (1,221)

Income before income tax provision                 18,986              39,067
Income tax provision                                7,555              16,380

Net income                                       $ 11,431            $ 22,687

Net income per share:
              -basic                               $0.71               $1.28
              -diluted                             $0.64               $1.07
Weighted average shares used in
computation:
              -basic                              16,070              17,737
              -diluted                            18,825              22,143

        See accompanying notes to the condensed consolidated financial statements.

                                   Atlantic Coast Airlines Holdings, Inc.
                                                           and Subsidiary
                          Condensed Consolidated Statements of Cash Flows
                                                              (Unaudited)

Nine months ended September 30,
(In thousands)                                       1997        1998
Cash flows from operating activities:
   Net income                                          $ 11,431    $22,687
   Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation                                         2,045    3,858
     Amortization of intangibles and preoperating
costs                                                  319      522
     Amortization of deferred credits                 (83)     (550)
     Debt conversion expense                             -    1,410
     Capitalized interest                                -   (1,241)
     Other                                             628      633
      Changes in operating assets and
liabilities:
       Accounts receivable                         (5,095)   (8,273)
       Expendable parts and fuel inventory           (822)     (615)
       Prepaid expenses and other current assets      (55)   (6,764)
       Preoperating costs                          (1,555)       (5)
       Accounts payable                                226      649
       Accrued liabilities                           3,529    8,653
       Other assets                                      -       93
Net cash provided by operating activities           10,568   21,057
Cash flows from investing activities:
   Purchases of property and equipment            (23,265)  (32,194)
   Proceeds from sale-leaseback                          -    1,318
   Purchases of short term investments            (16,333)        -
   Maturities of short term investments                  -   10,678
   Refund of aircraft lease deposits and other         250      120
   Payments for aircraft deposits and other       (17,137)     (500)
Net cash used in investing activities             (56,485)  (20,578)
Cash flows from financing activities:
   Proceeds from issuance of long-term debt         73,930   16,767
   Payments of long-term debt                      (3,047)   (1,787)
   Payments of capital lease obligations           (1,957)   (2,320)
   Deferred financing costs                        (1,667)   (1,625)
   Proceeds from receipt of deferred credits           848       96
   Proceeds from exercise of stock options             292    1,653
   Purchase of treasury stock                     (16,944)        -
Net cash provided by financing activities           51,455   12,784
Net increase in cash and cash equivalents            5,538   13,263
Cash and cash equivalents, beginning of period      21,470   39,167
Cash and cash equivalents, end of period          $ 27,008        $
                                                             52,430

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


2. OTHER - COMMITMENTS

During the fourth quarter of 1997, the Company entered into an agreement with Aero International (Regional) for the purchase of one additional Jetstream 41 ("J-41") aircraft which was delivered under an interim manufacturer financing arrangement until third party financing could be obtained. On September 28, 1998, the Company purchased this aircraft through a combination of cash and secured debt financing.

The Company completed third party financings for seven 50 seat Canadair Regional Jets ("CRJ's) during the first nine months of 1998. The Company entered into leveraged operating lease transactions for terms of 16.5 years at the time of delivery for six aircraft, and purchased one aircraft delivered in September through a combination of cash and secured debt financing.

The combined total additional debt related to the CRJ and J-41 aircraft acquisitions is approximately $16.8 million with repayment terms of 8 to
16.5 years.

On September 8, 1998, the Company exercised options for ten additional CRJ aircraft, bringing the total number of firm aircraft on order as of September 30, 1998 to 21. In addition, the Company has options to acquire an additional 27 aircraft. Of the 21 firm CRJ orders, one was delivered on October 28, 1998, one is scheduled for delivery during the remainder of the fourth quarter, nine are scheduled for delivery in 1999, seven are scheduled for delivery in 2000 and three are scheduled for delivery in 2001. The value of the undelivered aircraft is approximately $370 million.

In the second quarter of 1998, the Company announced that the Metropolitan Washington Airport Authority ("MWAA") in coordination with the Company, will build an approximately 70,000 square foot regional passenger concourse at Washington Dulles International Airport. The facility is scheduled to open during the second quarter of 1999. The facility will be designed, financed, constructed, operated and maintained by MWAA, and will be leased to the Company. The lease rate will be determined based upon final selection of funding methods and rates, and on the final scope of the project. MWAA has agreed to fund the construction through the proceeds of bonds and, subject to approval by the FAA, passenger facility charges ("PFC"). Until MWAA obtains bond funding or funding through PFCs, the Company has agreed to obtain its own interim financing from a third party lender to fund a portion of the total program cost of the regional concourse not to exceed $15 million. MWAA has agreed to replace the Company's interim financing with the proceeds of bonds or, if obtained, PFC funds, no later than one year following the substantial completion date of the project. If MWAA replaces the interim financing with bond financing, the Company's lease cost will increase by the debt service amount. The Company expects to obtain financing commitments for this obligation during the fourth quarter of 1998.

In July 1997, the Company entered into a series of interest rate swap contracts having an aggregate notional amount of $39.8 million. The swaps were executed by purchasing six contracts maturing between March and September 1998 with a third party as the counterparty. The interest rate hedge was designed to limit approximately 40% of the Company's exposure to interest rate changes until permanent financing for the six CRJ aircraft scheduled for delivery between March and September 1998 was secured. During the first nine months of 1998, the Company settled the six contracts, paying the counterparty approximately $2.3 million, and is amortizing this cost over the life of the related aircraft leases or has capitalized the cost as part of the aircraft acquisition cost for owned aircraft.

In July 1998, the Company entered into six additional interest rate swap contracts having an aggregate notional amount of $51.8 million. The swaps were executed by purchasing six contracts maturing between October 1998 and April 1999. The interest rate hedge is designed to limit approximately 50% of the Company's exposure to interest rate changes until permanent financing for six additional CRJ aircraft, which are scheduled for delivery between October 1998 and April 1999, is secured. Gains or losses resulting from the interest rate swap contracts will be deferred until the contracts are settled and then amortized over the aircraft lease term or capitalized as part of acquisition cost, if purchased, and depreciated over the life of the aircraft. The Company would have been obligated to pay the counterparty approximately $3.5 million had these contracts settled on September 30, 1998 or approximately $1.4 million had these contracts settled on November 4, 1998.

During the first half of 1998, the Company entered into contracts to purchase aircraft fuel at a fixed price from United Aviation Fuels Corporation, a wholly owned subsidiary of United Airlines. The Company has remaining commitments to purchase 33,000 barrels of fuel per month, during October through December 1998, at a delivered price per gallon including taxes and into-plane fees of 63.4 cents per gallon.

          In September 1998, the Company entered into a call option to hedge price changes on approximately 17,000 barrels of jet fuel per month during the period from January 1999 to June 1999. The contract provides for a premium payment of approximately $151,000 and sets a cap on the maximum price equal to 46.30 cents per gallon of jet fuel excluding taxes and into-plane fees, with the premium and any gains on this contract to be recognized as a component of fuel expense during the hedge period. In October 1998 and in November 1998, the Company entered into commodity swap transactions to hedge price changes. Each swap contract is for approximately 17,000 barrels of jet fuel per month during the period from January 1999 to June 1999. The contracts require monthly cash settlements in which the Company pays a fixed price of 46.05 cents per gallon for the October contract and a fixed price of 42.65 cents per gallon for the November contract, and receives a floating rate per gallon based on market prices (these prices exclude taxes and into-plane fees). Any gains or losses are recognized as a component of fuel expense during the hedge period. With these three transactions the Company has hedged approximately 52% of its jet fuel requirements for the first half of 1999.


3.   INCOME TAXES

For the third quarter 1998, the Company had a combined effective tax rate for state and federal taxes of 39%, and a combined statutory tax rate for state and federal taxes of approximately 41%. The reduced effective rate in the third quarter of 1998 is primarily due to a credit of approximately $424,000 recorded in the third quarter of 1998 related to differences between the estimated state income tax expense for the 1997 tax year and the final 1997 state income tax expense as filed on the returns.

4.  STOCK DIVIDEND

On April 14, 1998, the Company declared a 2-for-1 stock split payable as a stock dividend on May 15, 1998. The stock dividend was contingent on shareholder approval to increase the number of authorized Common Shares from 15,000,000 to 65,000,000 shares. Shareholder approval was obtained on May 5, 1998. The effect of this stock split is reflected in the calculation of income per share and shareholders' equity as presented herein for the prior year information and the three and nine month periods ended September 30, 1998.


5.  INCOME PER SHARE

The computation of basic income per share is computed by dividing net income by the weighted average number of common shares outstanding.
Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which consist of shares subject to stock options computed using the treasury stock method. In addition, under the if-converted method, dilutive convertible securities are included in the denominator while related interest expense, net of tax, for convertible debt is added to the numerator. A reconciliation of the numerator and denominator used in computing basic and diluted income per share is as follows:

                                         Three Months     Nine Months
                                       Ended September  Ended September
                                             30,              30,
(in thousands)                           1997      1998    1997     1998
   Net income (basic)                   4,844    10,613    11,431 22,687
   Interest expense on 7% Convertible
Notes net of tax effect                   597       183       597   979
   Net income (diluted)                 5,441    10,796    12,028 23,666

   Weighted average shares outstanding  14,189    19,198    16,070 17,737
(basic)
   Incremental shares related to          726       844       677   894
stock             options
   Incremental shares related to 7%
Convertible Notes                       6,234     2,202     2,078 3,512
    Weighted average shares            21,149    22,244    18,825 22,143
outstanding           (diluted)

6.   DEBT CONVERSION

The Company temporarily reduced the conversion price of its 7% Convertible Subordinated Notes ("Notes") during the period March 25 - April 8, 1998. During this period, holders of $31.7 million of the Notes submitted their Notes for conversion to common stock. These Notes were converted into 1.8 million (pre stock dividend) shares of common stock, which includes an additional 28,087 pre stock dividend shares issued as the result of the reduced conversion price. The Company recorded a one-time non-cash, non-operating charge of approximately $1.4 million during the second quarter of 1998 as the fair market value of these additional shares.


7. RECENT ACCOUNTING PRONOUNCEMENTS

In  1997,  the  Financial  Accounting  Standards  Board  ("FASB")  issued
Statement No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", which requires, effective January 1, 1998, that comprehensive income and the associated income tax expense or benefit be reported in financial statements with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that statement. For the periods presented in this Form 10-Q, the Company did not have any separately reported components of comprehensive income and therefore, no separate Statement of Comprehensive Income is presented.

The American Institute of Certified Public Accountants has issued Statement of Position 98-5 on accounting for start-up costs, including preoperating costs related to the introduction of new fleet types by airlines. The new accounting guidelines will take effect for fiscal years beginning after December 15, 1998. The Company has deferred certain start-up costs related to the introduction of the CRJs and is amortizing such costs to expense ratably over four years. The Company will be required to expense any remaining unamortized amounts as of January 1, 1999 as a cumulative effect of a change in accounting principle. The Company estimates the remaining unamortized balance for deferred start-up costs will be approximately $1.5 million on January 1, 1999.

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


8.   STOCKHOLDERS' EQUITY

The Company's shareholders amended the 1995 stock option plan which provides for the issuance of options to purchase Common Stock of the Company to certain employees and directors of the Company. After reflecting the change for the stock dividend, the amendment increased the aggregate number of shares of Common Stock that can be issued under the 1995 plan from 1,500,000 to 2,500,000. As of September 30, 1998, 780,682
shares are available for grant.

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations



                   Third Quarter Operating Statistics

                                                            Increase
Three months ended September 30,            1997     1998  (Decrease)

Revenue passengers carried               476,857   712,556      49.4%
Revenue passenger miles ("RPMs")         119,881   221,746      85.0%
(000's)
Available seat miles ("ASMs") (000's)    222,018   381,503      71.8%
Passenger load factor                      54.0%    58.1%    4.1 pts
Break-even passenger load factor 1         45.0%    45.2%    0.2 pts
Revenue per ASM (cents)                     24.7     20.5    (17.0%)
Yield (cents)                               45.2     34.7    (23.2%)
Cost per ASM (cents)                        20.6     16.0    (22.3%)
Average passenger fare                    $113.5   $107.9     (5.0%)
                                               8        1
Average passenger segment (miles)            251      311      23.9%
Revenue departures                        39,371   46,085      17.1%
Revenue block hours                       47,665   59,264      24.3%
Aircraft utilization (block hours)           8.6      9.2       7.0%
Average cost per gallon of fuel (cents)     78.4     67.9    (13.4%)
Aircraft in service (end of period)           60       72      20.0%


Comparison of three months ended September 30, 1997, to three months ended September 30, 1998.

Results of Operations

           The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company's management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Such factors include, among others, the costs of implementing regional jet service, the response of the Company's competitors to the Company's business strategy, the ability of the Company to obtain favorable financing terms for its aircraft, market acceptance of the new regional jet service, routes and schedules offered by the Company, the success of the Company's and other third party's Year 2000 remediation efforts, the cost of fuel, the weather, general economic conditions, changes in and satisfaction of regulatory requirements, and the factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

     General

           In the third quarter of 1998 the Company posted net income of $10.6 million compared to net income of $4.8 million for the third quarter of 1997. In the three months ended September 30, 1998, the Company earned pretax income of $17.4 million compared to $8.4 million in the three months ended September 30, 1997.

     Operating Revenues

           The Company's operating revenues increased 42.4% to $78.1 million in the third quarter of 1998 compared to $54.9 million in the third quarter of 1997. The increase resulted from a 71.8% increase in ASMs and an increase in load factor of 4.1 percentage points, offset by a 23.2% decrease in yield.

           The increase in ASM's is the result of service expansion utilizing the 50 seat Canadair Regional Jet ("CRJ"), first introduced into service during the fourth quarter of 1997. The Company was operating 12 CRJ's as of September 30, 1998. The longer stage length of the CRJ results in the average aircraft stage length for the third quarter 1998 increasing 14.5% over the third quarter 1997 to 271 miles.

           The quarter over quarter percentage reduction in yield is primarily the result of the 23.9% increase in the average passenger trip length to 311 miles and the use of lower introductory fares in new CRJ markets. Total passengers increased 49.4% in the third quarter of 1998 compared to the third quarter of 1997.

     Operating Expenses

           The Company's operating expenses increased 33.3% in the third quarter of 1998 compared to the third quarter of 1997 due primarily to a 71.8% increase in ASMs and a 49.4% increase in passengers carried. The increase in ASMs reflects the net addition of 12 CRJ's into scheduled service since the end of the third quarter of 1997.

           A summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended September 30, 1997, and 1998 is as follows:
                                      Three Months ended September 30,
                                          1997               1998
                                     Percent   Cost    Percent    Cost
                                          of              of
                                    Operati  Per ASM   Operatin Per ASM
                                       ng                 g
                                    Revenue   (cents)  Revenue  (cents)
                                       s                  s
  Salaries and related costs           21.9%     5.4     22.5%      4.6
  Aircraft fuel                         8.2%     2.0      8.2%      1.7

  Aircraft maintenance and              8.9%     2.2      7.7%      1.6
 materials
  Aircraft rentals                     14.1%     3.5     12.2%      2.5
  Traffic commissions and related      16.3%     4.0     13.6%      2.8
 fees
  Depreciation and amortization         1.7%     0.4      2.1%      0.4
  Other                                12.4%     3.1     11.9%      2.4
 Total                                 83.5%    20.6     78.2%     16.0

           Cost per ASM decreased 22.3% to 16.0 cents during the third quarter of 1998 compared to 20.6 cents during the third quarter of 1997 primarily due to the introduction of 12 CRJ's since the end of the third quarter of 1997. The CRJ, with its longer average aircraft stage length, is a more unit cost-efficient aircraft than the Company's turboprop aircraft.

          Salaries and related costs per ASM decreased 14.8% to 4.6 cents in the third quarter of 1998 compared to the third quarter of 1997. In absolute dollars, salaries and related costs increased 46.2% from $12.0 million in the third quarter of 1997 to $17.6 million in the third quarter of 1998. The increase resulted primarily from additional flight crews, customer service personnel and maintenance personnel to support the 12 regional jets added during the past year.

          The cost per ASM of aircraft fuel decreased to 1.7 cents in the third quarter of 1998 compared to 2.0 cents in the third quarter of 1997. In absolute dollars, aircraft fuel expense increased 42.5% from $4.5 million in the third quarter of 1997 to $6.4 million in the third quarter of 1998. The increased fuel expense resulted from the 24.3% increase in revenue block hours, partially offset by a 13.4% decrease in the average cost per gallon of fuel from 78.4 cents to 67.9 cents including applicable taxes and into-plane fees. The CRJ aircraft burn more fuel than the J-41 and J-32 turboprop aircraft on a per ASM basis. Due to this fact, even though the price per gallon of fuel decreased 13.4%, the remaining costs per ASM for the third quarter 1998, excluding fuel expense, decreased by 23.1% to 14.3 cents compared to the third quarter of 1997. In January and March 1998, the Company entered into contracts to purchase fuel at fixed prices from United Aviation Fuels Corporation, a wholly owned subsidiary of United Airlines. During the third quarter, the Company purchased approximately 99,000 barrels under these contracts at a per gallon price of 66.1 cents including taxes and into-plane fees. Aircraft fuel prices fluctuate with a variety of factors, including the price of crude oil, and future increases or decreases cannot be predicted with a high degree of certainty. There is no assurance that future increases will not adversely affect the Company's operating expenses. The Company has entered into contracts to minimize its exposure to fuel price increases during the first half of 1999. See "Other Commitments".

           The cost per ASM of aircraft maintenance and materials decreased 27.3% to 1.6 cents in the third quarter of 1998 compared to the third quarter of 1997. In absolute dollars, aircraft maintenance and materials expense increased 21.9% from $4.9 million in the third quarter of 1997 to $6.0 million in the third quarter of 1998. The increased expense resulted from the increase in the size of the CRJ fleet and an increase in the average age of the turboprop fleet.

           The cost per ASM of aircraft rentals decreased 28.6% to 2.5 cents for the third quarter of 1998 compared to 3.5 cents for the third quarter of 1997. This decrease is the result of adding 12 CRJ aircraft which have lower per unit costs than the turboprop fleet, and refinancing 19 of its J-41 aircraft, primarily during the third and fourth quarters of 1997, at significantly reduced rental rates. In absolute dollars, aircraft rentals increased 23.2% from $7.7 million in the third quarter of 1997 to $9.5 million in the third quarter of 1998, reflecting the addition of the 12 CRJ aircraft.

           The cost per ASM of traffic commissions and related fees decreased to 2.8 cents in the third quarter of 1998 compared to 4.0 cents in the third quarter of 1997. In absolute dollars, traffic commissions and related fees increased 19.1% from $8.9 million in the third quarter of 1997 to $10.6 million in the third quarter of 1998. The increase resulted from a 42.0% increase in passenger revenues and a 49.4% increase in revenue passengers. These increases were offset by a reduction in the travel agency commission rate and a reduction in the percentage of commissionable tickets on a quarter over quarter basis.

           The cost per ASM of depreciation and amortization remained unchanged at 0.4 cents. In absolute dollars, depreciation and amortization increased 74.7% from $0.9 million in the third quarter of 1997 to $1.5 million in the third quarter of 1998 primarily as a result of additional rotable spare parts associated with the CRJs and the purchase of four previously leased J-41 aircraft at the end of the third quarter of 1997.

           The cost per ASM of other operating expenses decreased to 2.4 cents in the third quarter of 1998 from 3.1 cents in the third quarter of 1997. In absolute dollars, other operating expenses increased 37.2% from $6.8 million in the third quarter of 1997 to $9.3 million in the third quarter of 1998. The increased costs result primarily from the 17.1% increase in the number of departures and the 49.4% increase in revenue passengers which resulted in higher landing fees, facility rents and passenger handling costs.

          As a result of the foregoing changes in operating expenses, and a 71.8% increase in ASMs, total cost per ASM decreased to 16.0 cents in the third quarter of 1998 compared to 20.6 cents in the third quarter of 1997. In absolute dollars, total operating expenses increased 33.3% from $45.8 million in the third quarter of 1997 to $61.0 million in the third quarter of 1998.

          The Company's combined effective tax rate for state and federal taxes during the third quarter of 1998 was approximately 39% as compared to 42% for the third quarter of 1997. This decrease is due to a credit of approximately $424,000 recorded in the third quarter of 1998 related to differences between the estimated state income tax expense for the 1997 tax year and the final 1997 state income tax expense as filed on the returns.
                    Nine Months Operating Statistics

                                                               Increase
Nine months ended September 30,               1997       1998  (Decrease)

Revenue passengers carried               1,200,616   1,823,766      51.9%
Revenue passenger miles ("RPMs")           298,494    564,661       89.2%
(000's)
Available seat miles ("ASMs") (000's)      617,574   1,001,072      62.1%
Passenger load factor                        48.3%      56.4%    8.1 pts
Break-even passenger load factor 2           41.7%      45.5%   3.8 pts
Revenue per ASM (cents)                       24.2       21.2    (12.4%)
Yield (cents)                                 49.3       36.9    (25.2%)
Cost per ASM (cents)                          20.9       17.1    (18.2%)
Average passenger fare                     $122.61    $114.27     (6.8%)
Average passenger segment (miles)              249        310      24.5%
Revenue departures                         111,016    130,541     17.6%
Revenue block hours                        134,179    165,921      23.7%
Aircraft utilization (block hours)             8.3        8.9       7.2%
Average cost per gallon of fuel (cents)       80.1       68.2   (14.9%)
Aircraft in service (end of period)             60         72     20.0%


Comparison of nine months ended September 30, 1997, to nine months ended September 30, 1998.

Results of Operations

     General

           In the first three quarters of 1998, the Company posted net income of $22.7 million compared to net income of $11.4 million for the first three quarters of 1997. In the nine months ended September 30, 1998, the Company earned pretax income of $39.1 million compared to $19.0 million in the nine months ended September 30, 1997.

     Operating Revenues

           The Company's operating revenues increased 42.0% to $211.9 million in the first three quarters of 1998 compared to $149.2 million in the first three quarters of 1997. The increase resulted from a 62.1% increase in ASMs and an increase in load factor of 8.1 percentage points, partially offset by a 25.2% decrease in yield.

           The increase in ASM's is largely the result of service expansion of the 50 seat CRJ, first introduced into service during the fourth quarter of 1997, and the addition of five British Aerospace Jetstream - 41 ("J-41") aircraft during 1997. The Company operated 12
CRJ's as of September 30, 1998. The longer stage length of the CRJ results in the average aircraft stage length for the first three quarters of 1998 increasing 12.7% over the first three quarters of 1997 to 266 miles.

           The year over year percentage reduction in yield is related in part to the temporary expiration of the ticket tax from January 1, 1997 to March 6, 1997 and to the 24.5% increase in the average passenger trip length. Total passengers increased 51.9% in the first three quarters of 1998 compared to the first three quarters of 1997.

     Operating Expenses

           The Company's operating expenses increased 32.9% in the first three quarters of 1998 compared to the first three quarters of 1997 due primarily to a 62.1% increase in ASMs and a 51.9% increase in passengers carried. The increase in ASMs reflects the net addition of 12 CRJ's in scheduled service since the third quarter of 1997 and five J-41 aircraft during 1997.

           A summary of operating expenses as a percentage of operating revenues and cost per ASM for the nine months ended September 30, 1997, and 1998 is as follows:
                                      Nine months ended September 30,
                                          1997               1998
                                     Percent   Cost    Percent    Cost
                                          of              of
                                    Operati  Per ASM   Operatin Per ASM
                                       ng                 g
                                    Revenue   (cents)  Revenue  (cents)
                                       s                  s
  Salaries and related costs           24.0%     5.8     23.0%      4.9
  Aircraft fuel                         8.7%     2.1      8.1%      1.7
  Aircraft maintenance and              8.0%     1.9      8.3%      1.7
 materials
  Aircraft rentals                     15.2%     3.7     12.6%      2.7
  Traffic commissions and related      16.1%     3.9     14.7%      3.1
 fees
  Depreciation and amortization         1.6%     0.4      2.2%      0.4
  Other                                12.8%     3.1     12.1%      2.6
 Total                                 86.4%    20.9     81.0%     17.1

          Cost per ASM decreased 18.2% to 17.1 cents during the first nine months of 1998 compared to 20.9 cents during the first nine months of 1997. This decrease was primarily due to the introduction of a more unit cost-efficient aircraft, the CRJ, with its longer average aircraft stage length, in addition to the refinancing of 19 J-41 aircraft, mostly in the second half of 1997. The increase in ASMs resulted from the net addition of 12 CRJ's and five J-41 aircraft.

          Salaries and related costs per ASM decreased 15.5% to 4.9 cents in the first three quarters of 1998 compared to the first three quarters of 1997. In absolute dollars, salaries and related costs increased 36.4% from $35.8 million in the first three quarters of 1997 to $48.8 million in the first three quarters of 1998. The increase resulted primarily from additional flight crews, customer service personnel and maintenance personnel to support the 12 regional jets and five additional J-41 aircraft.

          The cost per ASM of aircraft fuel decreased to 1.7 cents in the first three quarters of 1998 compared to 2.1 cents in the first three quarters of 1997. In absolute dollars, aircraft fuel expense increased 32.2% from $13.0 million in the first three quarters of 1997 to $17.2 million in the first three quarters of 1998. The increased fuel cost resulted from the 23.7% increase in block hours, partially offset by a 14.9% decrease in the average cost per gallon of fuel from 80.1 cents to
68.2 cents including taxes and into-plane fees. During the first three quarters of 1998, the Company purchased 264,000 barrels of jet fuel from UAFC at fixed price of 61.0 cents per gallon including taxes and into-plane fees. Aircraft fuel prices fluctuate with a variety of factors, including the price of crude oil, and future increases or decreases cannot be predicted with a high degree of certainty. There is no assurance that future increases will not adversely affect the Company's operating expenses.

           The cost per ASM of aircraft maintenance and materials decreased 10.5% to 1.7 cents in the first three quarters of 1998 compared to the first three quarters of 1997. In absolute dollars, aircraft maintenance and materials expense increased 47.5% from $11.9 million in the first three quarters of 1997 to $17.6 million in the first three quarters of 1998. The increased expense resulted from the increase in the size of the fleet and an increase in the average age of the turboprop fleet.

          The cost per ASM of aircraft rentals decreased to 2.7 cents for the first three quarters of 1998 compared to 3.7 cents for the first three quarters of 1997. This decrease is the result of adding 12 CRJ aircraft which have lower per unit costs than the turboprop fleet, and refinancing 19 of its J-41 aircraft, primarily during the third and fourth quarters of 1997 at significantly reduced rental rates. In absolute dollars, aircraft rentals increased 17.1% from $22.9 million in the first three quarters of 1997 to $26.8 million in the first three quarters of 1998 reflecting the additional aircraft, offset by savings resulting from the refinancing of the J-41 leases.

           The cost per ASM of traffic commissions and related fees decreased to 3.1 cents in the first three quarters of 1998 compared to
3.9 cents in the first three quarters of 1997. In absolute dollars, traffic commissions and related fees increased 29.9% from $24.0 million in the first three quarters of 1997 to $31.2 million in the first three quarters of 1998. The increase in costs resulted from a 41.6% increase in passenger revenues and a 51.9% increase in revenue passengers. These increases were partially offset by the industry wide reduction in the travel agency commission rate from 10% to 8% enacted in late 1997. Since substantially all passenger revenues are derived from interline sales, the Company did not begin realizing the savings from this reduction until February 1998.

           The cost per ASM of depreciation and amortization remained the same at 0.4 cents for the first three quarters of 1998 compared to the first three quarters of 1997. In absolute dollars, depreciation and amortization increased 85.4% from $2.4 million in the first three quarters of 1997 to $4.4 million in the first three quarters of 1998 primarily as a result of additional rotable spare parts associated with the CRJs and the purchase of four previously leased J-41 aircraft in the third quarter of 1997.

           The cost per ASM of other operating expenses decreased to 2.6 cents in the first three quarters of 1998 from 3.1 cents in the first three quarters of 1997. In absolute dollars, other operating expenses increased 33.9% from $19.2 million in the first three quarters of 1997 to $25.7 million in the first three quarters of 1998. The increased costs result primarily from the 17.6% increase in the number of departures and the 51.9% increase in revenue passengers.

           As a result of the foregoing changes in operating expenses and a 62.1% increase in ASMs, total operating cost per ASM decreased to 17.1 cents in the first three quarters of 1998 compared to 20.9 cents in the first three quarters of 1997. In absolute dollars, total operating expenses increased 32.9% from $129.1 million in the first three quarters of 1997 to $171.6 million in the first three quarters of 1998.

          The Company's combined effective tax rate for state and federal taxes during the first nine months of 1998 was approximately 41.9% as compared to 39.8% for the first nine months of 1997. This increase is primarily due to the effect of a one time non-cash, non-operating charge taken in the second quarter of 1998 of approximately $1.4 million related to the reduced conversion price accepted by certain holders of the Company's 7% Notes. This was partially offset by a credit of approximately $424,000 recorded in the third quarter of 1998 related to differences between the estimated state income tax expense for the 1997 tax year and the final 1997 state income tax expense as filed on the returns.


Outlook

          This outlook section contains forward-looking statements which are subject to the risks and uncertainties set forth above on pages 12 and 13.

          As of November 01, 1998, the Company was operating 28 J32's, 32 J41's, and 13 CRJ's. The Company has firm orders to acquire an additional 20 CRJ's and options to acquire another 27 CRJ's. The expected delivery schedule for the 20 firm orders is as follows; one during the fourth quarter of 1998, nine in 1999, seven in 2000, and three in 2001. The introduction of these additional CRJ aircraft will expand the Company's business into new markets and increase capacity in existing markets. In general, service to new markets and increased capacity to existing markets will result in increased operating expense that may not be immediately offset by increases in operating revenues.

          During 1998 the U.S. Department of Transportation granted to the Company slot exemptions to perform regional jet services between Chicago's O'Hare International Airport and a total of five named communities, provided the Company continuously serves these communities. The Company inaugurated non-stop service from Chicago to Charleston, WV on August 3, 1998, to Springfield/Branson, MO on September 1, 1998, and
to Wilkes-Barre/Scranton, PA on October 1, 1998. The Company has announced that it will replace turboprop service provided by another
United Express carrier with the Company's CRJ service from Chicago to Fargo, ND, Sioux Falls, SD, and Peoria, IL, all effective December 15, 1998. All of these flights connect to United's Chicago hub complex. All will be served utilizing either slot exemption authority or slots transferred from other parties.

          The Company's contract with the Association of Flight Attendants ("AFA") became amendable on April 30, 1997. In October 1998, a new four year agreement was ratified by the AFA. In June 1998, the Company received notification that its mechanics, represented by the Aircraft Mechanics Fraternal Association, had ratified the Company's four year contract proposal. The Company does not anticipate the terms of these two new contracts to have a material effect on its future results of operations or financial condition.

           In conjunction with its September 1998 announcement of firming orders for ten option CRJ aircraft, the Company also announced that it is exploring alternatives to accelerate the retirement of its fleet of 28 leased 19 seat British Aerospace Jetstream J-32 ("J-32") aircraft. The Company is targeting the phase-out of the J-32 fleet from its United Express operation by the end of 2001. The Company intends to complete its analysis of a phase-out plan including the quantification of any one-time, fleet rationalization charge in the first quarter of 1999. The Company has operating lease commitments with remaining lease terms ranging from three to seven years. While the aggregate minimum lease commitments on these J-32 aircraft is approximately $42 million as of September 1998, the Company expects any charge from the phase-out to be significantly less.


Liquidity and Capital Resources

          As of September 30, 1998, the Company had cash, cash equivalents and short-term investments of $52.5 million and working capital of $53.2 million compared to $43.3 million and $40.7 million respectively as of September 30, 1997. During the first nine months of 1998, cash and cash equivalents increased by $13.3 million, reflecting net cash provided by operating activities of $21.1 million, net cash used in investing activities of $20.6 million and net cash provided by financing activities of $12.8 million. The net cash provided by operating activities is primarily the result of net income for the period of $22.7 million, non cash depreciation and amortization expenses of $4.4 million, and the non cash debt inducement expense of $1.4 million, offset by a $5.6 million increase in prepaid expenses related to aircraft rent. The net cash used in investing activities consisted primarily of the purchase of property and equipment totaling $32.2 million. The Company purchased one CRJ and one J-41, which was delivered in December 1997 under an interim lease, during the third quarter of 1998. These capital expenditures were partially offset by the maturity of $10.7 million in short term investments and $1.3 million in proceeds from the sale-leaseback of aircraft rotable spare parts. The net cash provided by financing activities consisted primarily of the proceeds from the issuance of long term debt related to the aircraft acquisitions and the proceeds received from the exercise of stock options offset by payments of long-term debt and capital lease obligations.

     Other Financing

          The Company has an asset-based lending agreement with a financial institution that provides the Company with a line of credit of up to $20.0 million, depending on the amount of assigned ticket receivables. Borrowings under the line of credit can provide the Company a source of working capital until proceeds from ticket coupons are received. The line is collateralized by all of the Company's receivables. There were no borrowings under the line during the first nine months of 1998. The Company has pledged $12.5 million of this line of credit as collateral to secure letters of credit, principally for the Company's maintenance facility and aircraft financings, which were issued on behalf of the Company by a financial institution. At September 30, 1998, the available amount of credit was $7.5 million.

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

          In January 1998, approximately $5.9 million of the Notes were converted, pursuant to their original terms, into 330,413 shares (pre stock dividend) of Common Stock. From March 20, 1998 to April 8, 1998, the Company temporarily reduced the conversion price from $18 to $17.72 for holders of the Notes. During this period, $31.7 million of the Notes converted into approximately 1.8 million shares (pre stock dividend) of Common Stock. As a result of this temporary price reduction, the Company recorded a one-time, non-cash, non-operating charge to earnings during the second quarter of 1998 of $1.4 million representing the fair value of the additional shares distributed upon conversion.

          The Company's effective income tax rate for the first nine months of 1998 was 41.9% which is expected to be the effective tax rate for the full year.


     Other Commitments

          In July 1997, the Company entered into a series of interest rate swap contracts having an aggregate notional amount of $39.8 million. The swaps were executed by purchasing six contracts maturing between March and September 1998 with a third party as the counterparty. The interest rate hedge was designed to limit approximately 40% of the Company's exposure to interest rate changes until permanent financing for the six CRJ aircraft scheduled for delivery between March and September 1998 was secured. During the first nine months of 1998, the Company settled the six contracts, paying the counterparty approximately $2.3 million, and is amortizing this cost over the life of the related aircraft leases or has capitalized the cost as part of the aircraft acquisition cost for owned aircraft. On July 2, 1998, the Company entered into additional interest rate swap contracts having an aggregate notional amount of $51.8 million to hedge its exposure, by approximately 50%, to interest rate changes until permanent financing for six CRJ aircraft scheduled for delivery between October 1998 and April 1999, is secured. The Company would have been obligated to pay the counterparty approximately $3.5 million had these contracts settled on September 30, 1998 or approximately $1.4 million had these contracts settled on November 4, 1998.

          During the first half of 1998, the Company entered into contracts to purchase aircraft fuel at a fixed price from United Aviation Fuels Corporation, a wholly owned subsidiary of United Airlines. The Company has remaining commitments to purchase 33,000 barrels of fuel per month, during October through December 1998, at a delivered price per gallon including taxes and into-plane fees of 63.4 cents per gallon.

          In September 1998, the Company entered into a call option to hedge price changes on approximately 17,000 barrels of jet fuel per month during the period from January 1999 to June 1999. The contract provides for a premium payment of approximately $151,000 and sets a cap on the maximum price equal to 46.30 cents per gallon of jet fuel excluding taxes and into-plane fees, with the premium and any gains on this contract to be recognized as a component of fuel expense during the hedge period. In October 1998 and in November 1998, the Company entered into commodity swap transactions to hedge price changes. Each swap contract is for approximately 17,000 barrels of jet fuel per month during the period from January 1999 to June 1999. The contracts require monthly cash settlements in which the Company pays a fixed price of 46.05 cents per gallon for the October contract and a fixed price of 42.65 cents per gallon for the November contract, and receives a floating rate per gallon based on market prices (these prices exclude taxes and into-plane fees). Any gains or losses are recognized as a component of fuel expense during the hedge period. With these three transactions the Company has hedged approximately 52% of its jet fuel requirements for the first half of 1999.

          In the second quarter of 1998, the Company announced that the Metropolitan Washington Airport Authority ("MWAA"), in coordination with the Company, will build an approximately 70,000 square foot regional passenger concourse at Washington Dulles International Airport. The facility is scheduled to open during the second quarter of 1999. The new facility will offer improved passenger amenities and operational enhancements, and will provide additional space to support the Company's expanded operations resulting from the introduction of CRJs. The facility will be designed, financed, constructed, operated and maintained by MWAA, and will be leased to the Company. The lease rate will be determined based upon final selection of funding methods and rates, and on the final scope of the project. MWAA has agreed to fund the construction through the proceeds of bonds and, subject to approval by the FAA, passenger facility charges ("PFC"). Until MWAA obtains bond funding or funding through PFCs, the Company has agreed to obtain its own interim financing from a third party lender to fund a portion of the total program cost of the regional concourse for approximately $15 million. MWAA has agreed to replace the Company's interim financing with the proceeds of bonds or, if obtained, PFC funds, no later than one year following the substantial completion date of the project. If MWAA replaces the interim financing with bond financing, the Company's lease cost will increase by the debt service amount. The Company expects to obtain financing commitments for this obligation during the fourth quarter of 1998.

          In the fourth quarter of 1998, the Company began using United Airlines' "ORION" revenue management system for flights departing January 31, 1999 and beyond. The PROS IV revenue management system, which has been used by the Company since May 1997, will no longer be used as of that date. ORION will allow the Company to take advantage of state of the art "Origin and Destination" management capabilities. As with the previous system, revenue management analysts will continue to monitor forecasts and make adjustments for changes in demand and behavior. The ORION system gives the Company additional capabilities in forecasting and optimizing all of the passenger itineraries that flow over the entire United/United Express network. Management believes that ORION will further promote maximization of passenger revenue, although there can be no assurance regarding the ultimate effect on revenue. The Company believes that the recognition of termination obligations associated with the discontinuance of PROS IV, will be immaterial to future operating periods.


     Aircraft

          As of September 30, 1998, the Company had firm commitments to acquire 21 additional CRJ's from Bombardier, Inc. In addition, the
Company had options to acquire a further 27 CRJ's. Of the 21 firm CRJ orders, one was delivered on October 28, one is scheduled for delivery during the fourth quarter of 1998, nine are scheduled for delivery in 1999, seven are scheduled for delivery in 2000, and three are scheduled for delivery in 2001. The value of the remaining aircraft on firm order is approximately $370 million. The Company intends to use a combination of debt financing and lease financing to acquire these aircraft.


     Capital Equipment and Debt Service

          Capital expenditures for the first nine months of 1998 were $32.2 million compared to $23.3 million for the same period in 1997. Capital expenditures for 1998 have consisted primarily of the purchase of one CRJ aircraft, one J-41 aircraft, rotable spare parts for the CRJ and J-41 aircraft, facility leasehold improvements, ground equipment, and computer and office equipment. For the remainder of 1998, the Company anticipates spending approximately $25.5 million for: one CRJ aircraft, (this aircraft may be lease financed depending on market conditions), rotable spare parts related to the CRJ and J-41 aircraft, ground service equipment, facilities, computers and software.

          Debt service including capital leases for the nine months ended September 30, 1998 was $4.1 million compared to $5.0 million in the same period of 1997.

          The Company believes that, in the absence of unusual circumstances, its cash flow from operations, the accounts receivable credit facility, and other available equipment financing, will be sufficient to meet its working capital needs, capital expenditures, and debt service requirements for the next twelve months.


     Year 2000 Compliance

Background:

The "Year 2000 problem" refers to potential disruptions arising from the inability of computer and embedded microprocessor systems to process or operate with data inputs involving the years beginning with 2000 and, to a lesser extent, involving the year 1999.

State of readiness:

The Company is highly reliant on computer systems and embedded technologies of third party vendors and contractors and governmental agencies, such as the CRS systems, United Airlines, aircraft and parts manufacturers, the U.S. Federal Aviation Administration, the U.S. Department of Transportation, and MWAA and other local airport authorities. The Company has sent questionnaires to these third party vendors, contractors and government agencies and is continuing to assess which of their systems may be affected by year 2000 issues and what the status of their remediation plans are. The Company expects to complete this evaluation process by January 31, 1999. The Company also has surveyed its internal information technology ("IT") systems and embedded operating systems to evaluate and prioritize those which require year 2000 remediation. The Company has completed remediation and testing of approximately 90% of its internal IT systems, and has or will soon commence work on the Company's remaining IT systems, which it currently expects to complete by March 31, 1999.

Costs:

The Company has utilized existing resources and has not incurred any significant costs to implement its year 2000 plan to date. The Company does not utilize older mainframe computer technology in any of its internal IT systems. In addition, most of its hardware and software were acquired within the last few years, and many functions are operated by third parties or the government. Because of this, the Company believes that the cost to modify its own non-year 2000 compliant systems or applications will not have a material effect on its financial position or the results of its operations.



Risks:

The Company's year 2000 compliance efforts are heavily dependent on year 2000 compliance by governmental agencies, United Airlines, CRS vendors and other critical vendors and suppliers. The failure of any one of these mission critical functions (which the Company believes to be the most likely worst case scenario), such as a shut-down of the air traffic control system, could result in the reduction or suspension of the Company's operations and could have a material adverse effect on the Company's financial position and results of its operations. The failure of other systems could cause disruptions in the Company's flight operations, service delivery and/or cash flow.

Contingency plans:

The Company has not yet developed year 2000 contingency plans. The Company intends to closely monitor the year 2000 compliance efforts of the third parties upon which it is heavily reliant and its own internal remediation efforts. The Company intends to develop contingency plans after March 31, 1999, based on the information available as of that date. While certain of the Company's systems could be handled manually, under certain scenarios the Company may not be able to operate in the absence of certain systems, in which cases the Company would need to reduce or suspend operations until such systems were restored to operational status.




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

          In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The Company will adopt Statement No. 133 during its first quarter of fiscal 2000 and is currently assessing the impact this statement will have on interest rate swaps and any future hedging contracts that may be entered into by the Company.
                  ATLANTIC COAST AIRLINES HOLDINGS, INC.
                 FISCAL QUARTER ENDED September 30, 1998


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings.

           The Company is a party to routine litigation incidental to its business, none of which is likely to have a material effect on the Company's financial position.

           The Company was a party to an action in the United States District Court for the Southern District of Ohio, known as Peter J. Ryerson, administrator of the estate of David Ryerson, v. Atlantic Coast Airlines, Case No. C2-95-611. This action was settled during the third quarter of 1998 and has been dismissed with prejudice. The settlement terms were fully covered under the Company's insurance policy.


     ITEM 2.  Changes in Securities.

          None to report.



     ITEM 3.  Defaults Upon Senior Securities.

          None to report.



     ITEM 4.  Submission of Matters to a Vote of Security Holders.

          None to report.


     ITEM 5. Other Information.

          None to report.


     ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               11.1      Computation of Per Share Income.
               27.1      Financial Data Schedule.

          (b)  Reports on Form 8-K

               None to report.

                               SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ATLANTIC COAST AIRLINES HOLDINGS, INC.



November 16, 1998                  By:  /S/ Paul H. Tate
                                   Paul H. Tate
                                   Senior Vice President and Chief
Financial Officer


November 16, 1998                  By:  /S/ Kerry B. Skeen
                                   Kerry B. Skeen
                                   President and Chief Executive
Officer


_______________________________
1 "Break-even passenger load factor" represents the percentage of ASMs which must be flown by revenue passengers for the airline to break-even at the operating income level.
2 "Break-even passenger load factor" represents the percentage of ASMs which must be flown by revenue passengers for the airline to break-even at the operating income level.