Form 10-Q/A
period 1998-09-30
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 1998-12-10
CIK 904020

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

                               EXPLANATORY NOTE

The purpose of this amendment is to correct the Condensed Consolidated Statements of Operations for the nine months ended September 30, 1998 and 1997. As previously filed, aircraft fuel expense for 1997 appeared in the 1998 column and aircraft fuel expense for 1998 appeared in the 1997 column. Because of this problem, the summation of total operating expenses did not foot to the total shown. This amended version corrects the error.

Item 1, Part 1 of Form 10-Q is hereby amended and restated as follows:


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

                              Atlantic Coast Airlines Holdings, Inc.
                                                      and Subsidiary
                     Condensed Consolidated Statements of Operations
                                                         (Unaudited)

Nine months ended September 30,
(In thousands, except for per share                  1997                1998
data)
Operating revenues:
Passenger                                        $147,209           $ 208,398
Other                                               1,989               3,516
   Total operating revenues                       149,198              211,914

Operating expenses:
Salaries and related costs                         35,772              48,776
Aircraft fuel                                      13,041              17,237
Aircraft maintenance and materials                 11,916              17,579
Aircraft rentals                                   22,855              26,760
Traffic commissions and related fees               23,975              31,154
Depreciation and amortization                       2,363               4,380
Other                                              19,217              25,740
        Total operating expenses                  129,139             171,626

Operating income                                   20,059              40,288

Other income (expense):
Interest expense                                   (1,792)            (2,860)
Interest income                                       787               3,016
Debt conversion expense                                 -             (1,410)
Other, net                                            (68)                33
Total other income (expense)                      (1,073)            (1,221)

Income before income tax provision                 18,986              39,067
Income tax provision                                7,555              16,380

Net income                                       $ 11,431            $ 22,687

Net income per share:
              -basic                               $0.71               $1.28
              -diluted                             $0.64               $1.07
Weighted average shares used in
computation:
              -basic                              16,070              17,737
              -diluted                            18,825              22,143

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





                              ATLANTIC COAST AIRLINES HOLDINGS, INC.



December 10, 1998                  By:  /S/ Paul H. Tate
                                   Paul H. Tate
                                   Senior Vice President and Chief
Financial Officer


December10, 1998                  By:  /S/ Kerry B. Skeen
                                   Kerry B. Skeen
                                   President and Chief Executive
Officer


_______________________________
1 "Break-even passenger load factor" represents the percentage of ASMs which must be flown by revenue passengers for the airline to break-even at the operating income level.
2 "Break-even passenger load factor" represents the percentage of ASMs which must be flown by revenue passengers for the airline to break-even at the operating income level.