Form 10-K
period 1998-12-31
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 1999-03-23
CIK 904020

<PAGE 1>
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                              FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

Commission file number 0-21976

               ATLANTIC COAST AIRLINES HOLDINGS, INC.
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   ____

The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 1, 1999 was approximately $358,046,414.

As of March 1, 1999 there were 20,925,359 shares of Common Stock of the registrant issued and 19,452,859 shares of Common Stock were outstanding.

                 Documents Incorporated by Reference

Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-K.

Document Incorporated                           Part of Form 10-K
Proxy Statement for 1999 Annual Meeting of Shareholders
Part III, Items 10-13





<PAGE 2>
                               PART I

Item 1.        Business

     General

          This Annual Report on Form 10-K contains forward looking statements. Statements in the Summary of Company Business Strategy and Management's Discussion and Analysis of Operations and Financial Condition sections of this filing, together with other statements beginning with such words as "believes", "intends", "plans", and "expects" include forward-looking statements that are based on management's expectations given facts as currently known by management. Actual results may differ materially. Factors that could cause the Company's future results to differ materially from the expectations described herein include the response of the Company's competitors to the Company's business strategy, market acceptance of regional jet ("RJ") service to new destinations, the cost of fuel, the weather, satisfaction of regulatory requirements and general economic and industry conditions.

           Atlantic Coast Airlines Holdings, Inc. ("ACAI"), is the holding company of Atlantic Coast Airlines ("ACA"), together, (the "Company"), a large regional airline, serving 51 destinations in 24 states in the Eastern and Midwestern United States as of March 1, 1999 with 530 scheduled non-stop flights system-wide every weekday. The Company markets itself as "United Express" and is the only code-sharing regional airline for United Airlines, Inc. ("United") operating as United Express in the Eastern United States. The Company caters primarily to business travelers with its principle operations at Washington-Dulles International Airport ("Washington-Dulles"), which serves the Northern Virginia and Washington, D.C. markets. In August 1998, the Company began operating as United
Express from Chicago's O'Hare International Airport ("Chicago-O'Hare") and, as of December 31, 1998, served six cities from Chicago-O'Hare. The Company coordinates its schedules with United, particularly at Washington-Dulles, where United operates 75 daily departures to 32 destinations in the U.S., Europe and Latin America and at Chicago-O'Hare, where United operates 519 daily departures to 105 destinations in the U.S., Europe, Asia and Latin America. As of March 1, 1999, the Company operated a fleet of 75 aircraft (15 regional jets and 60 turboprop aircraft) having an average age of approximately five years.

     Summary of Company Business Strategy

          The Company's long-term corporate objective is to achieve sustained earnings growth by focusing its resources in the following areas:

          1. Continue to capitalize on and grow the Company's identity with United: The Company intends to capitalize on and promote its code-sharing relationship with United, which has already contributed significantly to the Company's growth. The Company markets itself as "United Express" under its United Express
Agreements ("Agreements") with United. The Agreements, as further described under "United Express Agreement", provide the Company with a shared market identity with United, allow the Company to list its flights under United's two letter flight designator code in airline Computer Reservation Systems ("CRSs") and other published schedules and to award United's "Mileage Plus" frequent flyer miles to its passengers. The Company coordinates its schedules with United, and participates with United in cooperative advertising and marketing agreements. In most cities served by the Company other than Washington-Dulles and Chicago-O'Hare, United provides all airport facilities and related ground support services to the Company. The Company also participates in United's "Apollo" reservation system and all major CRSs, uses the United Express logo and has exterior aircraft paint schemes similar to those of United.
<PAGE 3>
          2.   Continued implementation of the regional  jet  fleet:
During 1998, the Company placed into service nine additional 50-seat RJs, confirmed the delivery for five of the six outstanding conditionally ordered RJs, and converted an additional 20 option orders to firm deliveries. This brings the total number of firm ordered RJs to 43 with remaining option RJs totaling 27. The future delivery schedule of the remaining undelivered firm ordered RJ aircraft is as follows: For 1999, one RJ was delivered in January and eight additional RJs are scheduled for delivery between March and December. Nine aircraft are scheduled for delivery in 2000 and eleven are scheduled for delivery in 2001.

          The Company has utilized the RJ to complement its route system by initiating service from Washington-Dulles to markets beyond the economic operating range of turboprop aircraft and selectively deploying the RJ to its existing turboprop routes in the short-haul, high-density East Coast markets. This has provided additional connecting passengers to the Company's turboprop flights and to United's jets flying from Washington-Dulles.

          During 1998, the Company also initiated RJ service at Chicago's O'Hare airport providing connecting service to United's large hub operation. Operating as United Express with all RJ aircraft, as of March 1, 1999 the Company offered non-stop flights from Chicago-O'Hare to Charleston, WV; Springfield, MO; Wilkes-Barre/Scranton, PA; Sioux Falls, SD; Fargo, ND; and Peoria, IL.

          3. Continue to emphasize operational safety and efficiency: During the last four years, the Company has worked with the Federal Aviation Administration ("FAA") to develop a prototype Crew Resource Management ("CRM") training program for the airline industry called Advanced Crew Resource Management ("ACRM"). The research team concluded that developing and training ACRM procedures has a significant advantage over traditional CRM training methods like those being used at most commercial airlines. The Company and the research team developed specific ACRM procedures allowing the crews to use ACRM skills on a daily basis. The Company anticipates that it will continue to work with the FAA on developing new methods for training and evaluating the effectiveness of pilot performance.

          The Company equipped its turboprop aircraft with an automated aircraft time reporting system which enables the Company to more efficiently communicate with flight crews and further automate the flight tracking process. The Company intends to install an automatic aircraft time reporting system in its RJs as early as the fourth quarter 1999. This system improves the timeliness and accuracy of flight information communicated and displayed to the Company's passengers.

          The  Company  has  initiated  the  utilization  of  global positioning satellite technology ("GPS") and flight management systems ("FMS") onboard its aircraft. With the entire fleet of regional jets and turboprop aircraft equipped with FMS, the Company believes it has improved safety and efficiency. The first 22 of 96 GPS routes between Dulles and other markets were implemented in 1998 with the remaining routes expected to be implemented in the second quarter 1999. These routes, combined with the continued success of FMS procedure development for Washington-Dulles, have reduced the number of required miles flown by ACA aircraft while reducing pilot and air traffic controller workload. In 1999, the Company intends to implement more FMS procedures at Washington-Dulles which will increase the capacity and efficiency of Washington-Dulles' airspace.
<PAGE 4>
           In 1998 the Company signed an agreement for participation in an airline safety program called Flight Operational Quality Assurance ("FOQA"). FOQA programs obtain and analyze certain data, recorded during flights, to improve many aspects of flight operations, including flight crew performance, training programs, operating and Air Traffic Control ("ATC") procedures, airport maintenance and design as well as aircraft design.

     Markets

           As of March 1, 1999, the Company scheduled 232 non-stop flights from Washington-Dulles which was more flights from that airport than any other airline. During 1998, the Company accounted for more passenger boardings from Washington-Dulles than any airline other than United. On a combined basis, the Company and United generated approximately 57% of passenger traffic at Washington-Dulles during 1998.

           The Company's top four airports based on frequency of operations are Washington-Dulles, Chicago O'Hare, New York-JFK and Newark. During 1998, the Company added new routes from Washington-Dulles and commenced operations at Chicago-O'Hare. The Company increased operations in existing Washington-Dulles markets by 22 daily departures and added new service to six cities: Indianapolis, IN; Greenville/Spartanburg, SC; and Savannah, GA with RJs, and Wilkes-Barre/Scranton, PA; Wilmington, NC; and Worcester, MA with turboprop aircraft. During 1998, the Company also replaced or complemented turboprop service with RJ service in the following markets: Charleston, SC; Charleston, WV; Portland, ME; Raleigh-Durham, NC; Detroit, MI; and Hartford, CT. The Company commenced operations at Chicago-O'Hare on August 3, 1998 with non-stop RJ service to Charleston, WV. Additional Chicago-O'Hare non-stop all RJ service was added to: Springfield/Branson, MO; Wilkes-Barre/Scranton, PA; Fargo, ND; Sioux Falls, SD; and Peoria, IL. In 1998, the Company ceased operations to Worcester, MA. In January 1999, the Company ceased operations to Atlanta, GA and Tampa, FL.
<PAGE 5>
          The following table sets forth the destinations served by the Company as of March 1, 1999:

                     Washington-Dulles (To/From)

Albany, NY                       Manchester, NH
Allentown, PA                    Nashville, TN
Baltimore, MD                    New York, NY (Kennedy)
Binghamton, NY                   New York, NY (LaGuardia)
Buffalo, NY                           Newark, NJ
Burlington, VT**                 Newport News, VA
Charleston, SC**                 Norfolk, VA
Charleston, WV**                 Philadelphia, PA
Charlottesville, VA              Pittsburgh, PA
Cleveland, OH                    Portland, ME*
Columbia,SC (Effective           Providence, RI
5/25/99)*
Columbus, OH**                   Raleigh-Durham, NC**
Dayton, OH**                     Richmond, VA
Detroit, MI**                    Roanoke, VA
Fort Myers, FL*                  Rochester, NY
Greensboro, NC                   Savannah, GA*
Greenville/Spartanburg, SC*      State College, PA
Harrisburg, PA                   Stewart, NY
Hartford, CT**                   Syracuse, NY
Indianapolis, IN*                Westchester  County, NY
Jacksonville, FL*                Wilkes-Barre/Scranton,
                                 PA
Knoxville, TN                    Wilmington, NC
Lynchburg, VA

                      Chicago-O'Hare (To/From)

Charleston, WV*                  Sioux Falls, SD*
Fargo, ND*                       Springfield/Branson, MO*
Peoria, IL*                      Wilkes-Barre/Scranton,
                                 PA*
Savannah, GA (Effective 5/17/99)
*

                         Other Routes Served

 New York, NY (Kennedy) to: Boston, MA; Baltimore, MD; Rochester, NY
                      Boston, MA to Stewart, NY


*    Denotes all RJ service
**  Denotes mixture of RJ and turboprop service

<PAGE 6>


     United Express Agreements

           The Company's United Express Agreements ("Agreements") define the Company's relationship with United. The Agreements authorize the Company to use United's "UA" flight designator code to identify its flights and fares in the major CRSs, including United's "Apollo" reservation system, to use the United Express logo and exterior aircraft paint schemes and uniforms similar to those of United, and to otherwise advertise and market its association with United.

           In December 1998, the Company and United agreed to a ten year extension of the Agreements. Prior to March 31, 2004, United may terminate the Agreements at any time if the Company fails to maintain certain performance standards, and may terminate without cause after March 31, 2004 by providing one year's notice to the Company. If by January 2, 2001 United has not given the Company the ability to operate regional jets of 44 seats or less seating capacity as United Express, in addition to its allocation of 50 seat regional jets, the Company may terminate the Agreements as of March 31, 2004. The Company would be required to provide notice of termination prior to January 2, 2002, which notice would be void if United ultimately grants such authority prior to January 2, 2002.

          Under the terms of the Agreements, the Company pays United monthly fees based on the total number of revenue passengers boarded by the Company on its flights for the month. The fee per passenger is subject to periodic increases during the duration of the ten year extension period.

          Company passengers may participate in United's "Mileage Plus" frequent flyer program and are eligible to receive a certain minimum number of United frequent flyer miles for each of the Company's flights. Mileage Plus members are also eligible to redeem their awards on the Company's route system. In 1998, approximately 56% of the Company's passengers participated in United's "Mileage Plus" frequent flyer program. The Company limits the number of "Mileage Plus" tickets that may be used on its flights and believes that the displacement, if any, of revenue passengers is minimal.

           The Agreements also provide for coordinated schedules and through-fares. A through-fare is a fare offered by a major air carrier to prospective passengers who, in order to reach a particular destination, transfer between the major carrier and its code-sharing partner. Generally, these fares are less expensive than purchasing the combination of local fares. United establishes all through-fares and allows the Company a portion of these fares on a fixed rate or formula basis subject to periodic adjustment. The Agreements also provide for interline baggage handling, and for reduced airline fares for eligible United and Company personnel and their families.

           Pursuant to the Agreements, United provides a number of additional services to the Company. These include publication of the fares, rules and related information that are part of the Company's contracts of carriage for passengers and freight; publication of the Company's flight schedules and related information; provision of toll-free reservations services; provision of ground support services at most of the airports served by both United and the Company; provision of ticket handling services at United's ticketing locations; provision of airport signage at airports where both the Company and United operate; provision of United ticket stock and related documents; provision of expense vouchers, checks and cash disbursements to Company passengers inconvenienced by flight cancellations, diversions and delays; and cooperation in the development and execution of advertising, promotion, and marketing efforts featuring United Express and the relationship between United and the Company.
<PAGE 7>
           The Agreements require the Company to obtain United's consent to operate service between city pairs as "United Express". If the Company experiences net operating expenses that exceed revenues for three consecutive months on any required route, the Company may withdraw from that route if United and the Company are unable to negotiate an alternative mutually acceptable level of service for that route. The Agreements also require the Company to obtain United's approval if it chooses to enter into code-sharing arrangements with other carriers, but do not prohibit United from competing, or from entering into agreements with other airlines who would compete, on routes served by the Company.

           The Agreements restrict the ability of the Company to merge with another company or dispose of certain assets or aircraft without offering United a right of first refusal to acquire the Company or such assets or aircraft. United also has a right of first refusal with respect to issuance by the Company of shares of its Common Stock if, as a result of the issuance, certain of the Company's stockholders and their permitted transferees do not own at least 50% of the Company's Common Stock after such issuance. Because the holdings of these stockholders and their permitted transferees are currently substantially less than 50%, management believes that such a right is unlikely to be exercised.

     Fleet Description

          Fleet Expansion: As of March 1, 1999, the Company operated a fleet of 15 RJs and 60 turboprop aircraft, consisting of 32 British Aerospace Jetstream-41 ("J-41s") and 28 British Aerospace Jetstream-32 ("J-32s").

          As of March 1, 1999, the Company had a total of 28 RJs on order from Bombardier, Inc., in addition to the 15 already delivered, and held options for 27 additional RJs. During 1998, the Company converted five of the six conditional orders and converted 20 option aircraft to firm orders. Of the remaining 28 firm aircraft deliveries, eight are scheduled for the remainder of 1999, nine are scheduled for 2000, and eleven are scheduled for 2001.

          Fleet  Composition:   The following  table  describes  the
Company's fleet of aircraft, scheduled deliveries and options as of March 1, 1999:

                  Number of   Passenger    Average      Future
                  Aircraft    Capacity      Age in     Scheduled
                                            Years     Deliveries
                                                           /
                                                        Options
Canadair             15          50          1.0        28/27
Regional Jets
British              32          29          4.2          -
Aerospace J-41
British              28          19          9.1          -
Aerospace J-32
                     75                      5.4        28/27

          The Company is continually assessing its fleet requirements, including the feasibility of operating less than 50-seat regional jets. The Company requires United's approval for the addition of regional jet aircraft that exceed its current allocation.
<PAGE 8>

           The Company previously announced that it is exploring alternatives to accelerate the retirement of its fleet of 28 leased 19 seat J-32 aircraft. The Company is assessing plans to target the phase-out of the J-32 from its United Express operation by the end of 2001. As of March 1, 1999, the Company has J-32 operating lease commitments with remaining lease terms ranging from three to seven years and related minimum lease payments of approximately $47 million. The Company intends to complete its analysis of a phase-out plan, including quantification of any one-time fleet rationalization charge, during 1999.

     Lufthansa Agreement

          The Company has a code-sharing agreement with Lufthansa German Airlines ("Lufthansa"), which permits Lufthansa to place its airline code on flights operated by the Company. Additionally, Lufthansa is a member of the STAR Alliance, a global airline alliance, comprised of United, Air Canada, Ansett, SAS, Thai and Varig. The United Express-Lufthansa agreement provides a wide range of benefits for code-share passengers including the ability to check-in once at their initial departure city and receive boarding passes and seat assignments for the flights on both carriers while their luggage is automatically checked through to their final destination. Members of the Lufthansa Miles & More frequent flyer program receive mileage credit for these flights.

          The following markets served by the Company now carry both the United (UA) and Lufthansa (LH) designator codes on selected flights: Washington-Dulles to: Charlottesville, VA; Cleveland, OH; Charleston, WV; Fort Myers, FL; Greensboro, NC; Greenville, SC; Jacksonville, FL; Nashville, TN; Newport News, VA; Norfolk, VA;
Pittsburgh, PA; Raleigh-Durham, NC; Richmond, VA; Roanoke, VA; Savannah, GA; and Syracuse, NY; Chicago-O'Hare to; Springfield, MO.

     Fuel

          The Company has not experienced difficulties with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future requirements.
During 1998, the Company purchased approximately 50% of its fuel from United Aviation Fuels Corporation ("UAFC"), an affiliate of United, utilizing fixed price forward purchase agreements for the delivery of 33,000 barrels of jet fuel per month at Washington-
Dulles. For the first six months of 1999, the Company has hedged the price it will ultimately record as fuel expense for approximately 80% of its anticipated fuel requirements by entering into contracts with independent counterparties that reduce the Company's exposure to upward movements in the price per gallon of jet fuel. The Company has also contracted with UAFC and other fuel suppliers to provide jet fuel at the airports it serves at prevailing market prices.

     Marketing

            The Company's advertising and promotional programs emphasize the Company's close affiliation with United, including coordinated flight schedules and the ability of the Company's passengers to participate in United's "Mileage Plus" frequent flyer program. The Company's services are marketed primarily by means of listings in CRSs and the Official Airlines Guide, advertising and promotions, and through direct contact with travel agencies and corporate travel departments. For the year ended December 31, 1998, approximately 72% of the Company's passenger revenue was derived from ticket sales generated through travel agencies and corporate travel departments. In marketing to travel agents, the Company relies on personal contacts and direct mail campaigns, provides familiarization flights and hosts group presentations and other functions to acquaint travel agents with the Company's services. Many of these activities are conducted in cooperation with United marketing representatives. In addition, the Company and United jointly run radio and print advertising in markets served by the Company.
<PAGE 9>
           The Company participates in United's electronic ticketing program. This program allows customers to travel on flights of United and the Company without the need for a paper ticket. The primary benefit of this program is improved customer service and reduced ticketing costs. For the year ended December 31, 1998, 43.5% of the Company's passengers utilized electronic tickets up from 25.6% for the year ended December 31, 1997.

     Competition

          The Company competes primarily with regional and major air carriers as well as with ground transportation. The Company's competition from other air carriers varies by location, type of aircraft (both turboprop and jet), and in certain cities, comes from carriers which serve the same destinations as the Company but through different hubs. The Company believes that its ability to compete in its market areas is strengthened by its code-sharing relationship with United, which has a substantial presence at Washington-Dulles, thereby enhancing the importance of the "UA" flight designator code on the East Coast. The Company competes with other airlines by offering frequent flights. In addition, the Company's competitive position benefits from the large number of participants in United's "Mileage Plus" frequent flyer program who fly regularly to or from the markets served by the Company.

          In late 1998, US Airways announced its intention to increase activity at Washington-Dulles utilizing its mainline service, lowfare MetroJet product, and its US Airways Express affiliates. US Airways has since implemented or announced service to eight of the Company's markets using both jet and turboprop equipment. In two of the Company's existing markets, MetroJet will provide the service at a significantly lower fare structure. The
Company  continually  monitors the effects competition  has  on  its routes, fares and frequencies. The Company believes that it can compete effectively with US Airways, however there can be no assurances that US Airways expansion at Washington-Dulles will not have a material adverse effect on the Company's results of operations or financial position.

          In early 1999, United announced its intention to increase its level of activity at Washington-Dulles by 60% beginning in April and May 1999. The Company believes that United's announced increase will add approximately 7,000 additional daily seat departures to the United/United Express operation at Washington-Dulles. The Company, in concert with United, also announced either increased frequencies or upgraded equipment, or both, in all of its markets affected by the US Airways expansion.

          The Airline Deregulation Act of 1978 ("Deregulation Act") eliminated many regulatory constraints on airline competition, thereby freeing airlines to set prices and, with limited exceptions, to establish domestic routes without the necessity of seeking government approval. The airline industry is highly competitive, and there are few barriers to entry in the Company's markets. Furthermore, larger carriers with greater resources can impact the Company's markets through fare discounting as well as flight schedule modifications.
<PAGE 10>
     Yield Management

          The Company closely monitors its inventory and pricing of available seats by use of a computerized yield management system. Effective with flights departing after January 31, 1999, the Company upgraded its yield management system to United's enhanced revenue management system, "Orion". This system represents the latest in revenue management technology and is designed to manage entire passenger itineraries rather than individual flight legs. The Company now is able to expand the number of booking classes available on its flights. These expanded booking classes will allow the Company to broaden the number of fare categories offered to customers, while simplifying booking procedures. Orion uses an advanced derivative of IBM's "Deep Blue" computer technology to process the large number of complex calculations involved in this analysis. Orion replaces the PROS IV yield management system that the Company had implemented in the second quarter 1997.

     Slots

           Slots are reservations for takeoffs and landings at specified times and are required by governmental authorities to operate at certain airports. The Company utilizes takeoff and landing slots at Chicago-O'Hare and the LaGuardia, Kennedy and White Plains, New York airports. The Company also uses slot exemptions at Chicago-O'Hare, which differ from slots in that they allow service only to designated cities and are not transferable to other airlines without the approval of the U.S. Department of Transportation ("DOT"). Airlines may acquire slots by governmental grant, by lease or purchase from other airlines, or by loan when another airline does not use a slot but desires to avoid governmental reallocation of a slot for lack of use. All leased and loaned slots are subject to renewal and termination provisions.

           As of March 1, 1999 the Company utilized 18 slots at LaGuardia, 15 slots at Kennedy, 30 slots or slot exemptions at Chicago-O'Hare, and six slots at White Plains. These slots can be withdrawn without compensation under certain circumstances.

     Employees

            As of March 1, 1999, the Company had 1,918 full-time and 296 part-time employees, classified as follows:

           Classification               Full-    Part-
                                         Time     Time
           Pilots                         750        -
           Flight attendants              224        -
           Station personnel              441      267
           Maintenance personnel          208        4
           Administrative        and      285       25
           clerical personnel
           Management                      10        -

           Total employees              1,918      296

<PAGE 11>
          The Company's pilots are represented by the Airline Pilots Association ("ALPA"), its flight attendants by the Association of Flight Attendants ("AFA"), and its mechanics by the Aircraft Mechanics Fraternal Association ("AMFA").

           The ALPA collective bargaining agreement was amended on February 26, 1997 and is amendable after three years. The amended contract modified work rules to allow more flexibility, includes regional jet pay rates, and transfers pilots into the Company's employee benefit plans.

          The AMFA was certified as the collective bargaining representative elected by mechanics and related employees of the Company in 1994. On June 22, 1998, the Company's mechanics ratified an initial four year contract. The new contract includes a pay scale comparable to the Company's peers in the regional airline industry, and a one-time signing bonus, and allows the mechanics to participate in the Company's employee benefit plans.

          The Company's contract with the AFA became amendable on April 30, 1997. An agreement was negotiated and agreed to between the Company and AFA during 1998, and was ratified by the Company's flight attendants on October 11, 1998. The new agreement is for a four year duration and provides for a higher than previously provided starting pay rate and a pay scale and per diem rate comparable to the Company's peers in the regional airline industry.

          The Company believes that the wage rates and benefits for other employee groups are comparable to similar groups at other regional airlines. The Company also believes that the incremental costs as a result of the new and amended contracts will not have any material effect on the Company's financial position or results of its operations over the life of the agreements. The Company is unaware of any significant organizing activities by labor unions among its other non-union employees at this time.

          As the Company continues to pursue its growth strategy, its employee staffing needs and recruitment efforts are expected to increase commensurately. Due to competitive local labor markets and normal attrition to the major airlines, there can be no assurance that the Company will be able to satisfy its hiring requirements. The Company has committed additional resources to its employee recruiting and retention efforts. In 1998, the Company began to pay for new hire pilot training. Annual turnover of Company pilots was approximately 10% during 1998, compared to 11% during 1997.

     Pilot Training

           The Company performs pilot training in state-of-the-art, full motion simulators and conducts training in accordance with FAA
Part 121 regulations. In 1993, the Company initiated an Advanced Qualification Program ("AQP") to enhance pilot performance in both technical and CRM skills. The FAA has recognized the Company's leadership in CRM training and selected the Company to participate in a FAA sponsored training grant called ACRM. The Company and the grant team were successful in introducing improvements in CRM and AQP training that have benefited not only the Company, but also the entire airline industry.

          In December 1998, the Company entered into an agreement with Pan Am International Flight Academy ("PAIFA") to provide simulator training for the Company's RJ program. Under terms of the agreement, PAIFA will develop a comprehensive training facility to be based near the Company's headquarters in Loudoun County, VA. This facility is expected to be completed during the fourth quarter of 1999. The Company has committed to purchase an annual minimum number of simulator training hours for a period of ten years at a guaranteed fixed price once the facility receives FAA certification. The Company's payment obligations for the next ten years are approximately $13 million.
<PAGE 12>

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

          Based on conditions in the industry, or as a result of Congressional directives or statutes, the DOT from time to time proposes and adopts new regulations or amends existing regulations which new or amended regulations may impose additional regulatory burdens and costs on the Company.

          The DOT has also enacted rules establishing guidelines for setting reasonable airport charges and procedural rules for challenging such charges. The DOT has adopted a compliance policy regarding the increasing use of ticketless travel and the consumer-related notices that must be supplied to passengers before travel. The DOT has also proposed rules to implement a statutory directive and a Presidential Commission recommendation to improve notice to families of passengers involved in aviation accidents. The DOT is considering the means by which it will require domestic and international carriers to collect additional passenger-related information, including emergency contact names and telephone numbers and other identifying information. The DOT has estimated that the cost to the industry of obtaining this information from each passenger could be significant.

          Safety. The FAA extensively regulates the safety-related activities of air carriers. The Company is subject to the FAA's jurisdiction with respect to aircraft maintenance and operations, equipment, ground facilities, flight dispatch, communications, training, weather observation, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires that airlines under its jurisdiction obtain an operating certificate and operations specifications for the particular aircraft and types of operations conducted by such airlines. The Company possesses an Air Carrier Certificate issued by the FAA and related authorities authorizing it to conduct operations with turboprop and turbojet equipment. The Company's authority to conduct operations is subject to suspension, modification or revocation for cause. The FAA has authority to bring proceedings to enforce its regulations, which proceedings may result in civil or criminal penalties or revocation of operating authority.
<PAGE 13>
          From time to the time, the FAA conducts inspections of air carriers with varying degrees of intensity. The Company underwent an intensive, two-week FAA Regional Aerospace Inspection Program ("RASIP") audit during the fourth quarter of 1997. The final audit report consisted of recommendations and minor findings, none of which resulted in civil penalties. The Company responded to the findings and believes that it has met and continues to meet the required standards for safety and operational performance. The Company's airline operations will continue to be audited by the FAA for compliance with applicable safety regulations.

          In order to ensure the highest level of safety in air transportation, the FAA has authority to issue maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and the mandatory removal and replacement of parts that have failed or may fail in the future. In addition, the FAA from time to time amends its regulations. Such amended regulations may impose additional regulatory burdens on the Company such as the installation of new safety-related items. Depending upon the scope of the FAA's order and amended regulations, these requirements may cause the Company to incur substantial, unanticipated expenses.

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

          Associated with the FAA's security responsibility is its program to ensure compliance with rules regulating the transportation of hazardous materials. The Company neither accepts nor ships hazardous materials or other dangerous goods. Employees of the Company are trained in hazardous materials and dangerous goods recognition through a FAA approved training course. The FAA enforces its hazardous material regulations by the imposition of civil penalties, which can be substantial.

          Other Regulation. In the maintenance of its aircraft fleet and ground equipment, the Company handles and uses many materials that are classified as hazardous. The Environmental Protection Agency and similar local agencies have jurisdiction over the handling and processing of these materials. The Company is also subject to the oversight of the Occupational Safety and Health Administration concerning employee safety and health matters. The Company is subject to the Federal Communications Commission's jurisdiction regarding the use of radio frequencies.

          The Airport Noise Control Act ("ANCA") requires that airlines phase-out the operation of certain types of aircraft. None of the Company's aircraft are subject to the phase-out provisions of ANCA. While ANCA generally preempts airports from imposing unreasonable local noise rules that restrict air carrier operations, airport operators may implement reasonable and nondiscriminatory local noise abatement procedures, which procedures could impact the ability of the Company to serve certain airports, particularly in off-peak hours. Certain local noise rules adopted prior to ANCA were grandfathered under the statute.
<PAGE 14>

          Federal Excise Taxes. Ticketing airlines are obligated to collect a U.S. transportation excise tax on passenger ticket sales. This tax, known as the aviation trust tax or the "ticket tax" is used to defray the cost of FAA operations and other aviation programs. Beginning on October 1, 1997, a revised formula for determining the ticket tax took effect. Under this revised formula, the ticket tax is now comprised of a percentage of the passenger ticket price plus a flat fee for each segment flown, and will be adjusted annually. For the period from October 1, 1997 through September 30, 1998, the ticket tax was equal to nine percent of passenger ticket price plus $1 per segment. Beginning October 1, 1998, the ticket tax was eight percent of passenger ticket price plus $2 per segment.

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

Item 2.        Properties

     Leased Facilities

          Airports

           The Company leases gate and ramp facilities at all of the airports it serves and leases ticket counter and office space at those locations where ticketing is handled by Company personnel. Payments to airport authorities for ground facilities are generally based on a number of factors, including space occupied as well as flight and passenger volume. In June 1998, the Company announced that the Metropolitan Washington Airports Authority ("MWAA") in coordination with the Company, will build a 69,000 square foot passenger concourse at Washington-Dulles dedicated solely to regional airline operations. The 36-gate concourse, designed to support the Company's expanding United Express operation, is scheduled to open in May 1999. MWAA will provide the permanent financing for the $18 million concourse through passenger facility charges and/or airport facility bonds, with the Company agreeing to provide short term interim financing for up to $15 million of construction costs. (See Management's Discussion and Analysis - Other Commitments)

          Corporate Offices

           The Company's leased headquarters in Dulles, VA provides over 45,000 square feet in one building for the executive, administrative, training and system control departments. The Company believes that these facilities are adequate to conduct its current and planned operations.

          Maintenance Facilities

           The FAA's safety regulations mandate periodic inspection and maintenance of commercial aircraft. The Company performs most line maintenance, service and inspection of its aircraft and engines at its maintenance facilities using its own personnel.
<PAGE 15>

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

          The Company was a party to an action pending in the United States District Court for the Southern District of Ohio, Peter J. Ryerson, administrator of the estate of David Ryerson, v. Atlantic Coast Airlines, Case No. C2-95-611. In September and October 1998, this action and all related litigation was settled, the cost of which was covered by insurance and was not borne by the Company.

           The Company is also a party to an action pending in the United States Court of Appeals for the Fourth Circuit known as Afzal
v. Atlantic Coast Airlines (No. 98-1011). This action is an appeal of the December 1997 decision granted in favor of the Company in a case claiming wrongful termination of employment brought in the United States District Court for the Eastern District of Virginia known as Afzal v. Atlantic Coast Airlines (Civil Action No. 96-1537-
A). The Company does not expect the outcome of this case to have any material adverse effect on its financial condition or results of its operations.


Item 4.        Submission of Matters to a Vote of Security Holders

          No matter was submitted during the fiscal quarter ended December 31, 1998, to a vote of the security holders of the Company through the solicitation of proxies or otherwise.

<PAGE 16>
                               PART II

Item  5.         Market for Registrant's Common Equity  and  Related
Stockholder Matters

           The Company's common stock, par value $.02 per share (the "Common Stock"), is traded on the Nasdaq National Market ("Nasdaq/NM") under the symbol "ACAI". Trading of the Common Stock commenced on July 21, 1993.

           On April 14, 1998, the Company declared a 2-for-1 stock split payable as a stock dividend on May 15, 1998. The stock dividend was contingent on shareholder approval to increase the number of authorized Common Shares from 15,000,000 to 65,000,000 shares, which was obtained at the Company's 1998 Annual Meeting. References in the Company's Annual Report on Form 10-K related to Common Shares, including price, number of shares, etc. have been adjusted to reflect the stock split.

           The following table sets forth the reported high and low closing sale prices of the Common Stock on the Nasdaq/NM for the periods indicated:

                        1997           High            Low
          First quarter             $  8.50         $ 5.94
          Second quarter            $  8.63         $ 6.13
          Third quarter              $11.00         $ 7.75
          Fourth quarter             $15.94         $ 9.25

          1998
          First quarter              $25.38          $15.56
          Second quarter             $33.00          $23.50
          Third  quarter             $35.00          $17.00
          Fourth quarter             $30.50          $13.25

          1999
         First   quarter
      (through  March  1,  1999)     $35.00          $26.81

          As of March 1, 1999, the closing sales price of the Common
Stock   on    Nasdaq/NM  was  $30.875  per  share  and  there   were
approximately 121 holders of record of Common Stock.

           The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any Common Stock cash dividends in the foreseeable future. The Company intends to retain earnings to finance the growth of its operations. The payment of Common Stock cash dividends in the future will depend upon such factors as earnings levels, capital requirements, the Company's financial condition, the applicability of any restrictions imposed upon the Company's subsidiary by certain of its financing agreements, the dividend restrictions imposed by the Company's $35 million line of credit, and other factors deemed relevant by the Board of Directors. In addition, ACAI is a holding company and its only significant asset is its investment in its subsidiary, ACA.
<PAGE 17>

          In July 1997, the Company issued $57.5 million aggregate principal amount of 7.0% Convertible Subordinated Notes due July 1, 2004 (the "Notes"), pursuant to Rule 144A under the Securities Act of 1933, and received net proceeds of approximately $55.6 million related to the sale of the Notes. The Notes are convertible into shares of Common Stock, par value $0.02 of the Company by the holders at any time after sixty days following the latest date of original issuance thereof and prior to maturity, unless previously redeemed or repurchased, at a conversion price of $9 per share, subject to certain adjustments. The Company may not call the Notes for redemption prior to July 1, 2000.

          In January 1998, $5.9 million face amounts of Notes were converted at the option of several holders into 660,826 shares of the Company's Common Stock. On March 3, 1998, the Company notified holders of the Notes that the Company was temporarily reducing the conversion price in order to induce the holders to redeem their Notes for Common Stock During the reduced conversion price period, which was effective from March 20 through April 8, 1998, $31.7 million of the Notes were converted to common stock, resulting in the issuance of 3,576,782 common shares. The reduced conversion price caused approximately 56,174 additional common shares to be issued to converting Note holders, resulting in a charge of approximately $1.4 million. As of March 1, 1999, approximately $19.8 million principal amount of Notes were outstanding, which were convertible into approximately 2.2 million shares of Common Stock.

          In July 1997, the Company repurchased 1.46 million shares of the Company's Common Stock from British Aerospace for $16.9 million using a portion of the proceeds received from the issuance of the Notes.


Item 6.        Selected Financial Data

           The following selected financial data under the caption "Consolidated Financial Data" and "Consolidated Balance Sheet Data" relating to the years ended December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from the Company's consolidated financial statements. The following selected operating data under the caption "Selected Operating Data" have been derived from Company records. The data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.
<PAGE 18>

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
       (Dollars in thousands, except per share amounts and operating data)

Consolidated Financial Data:    Years  ended December 31,

                             1994       1995       1996      1997       1998

Operating revenues:
  Passenger revenues    $156,047   $153,918   $179,370  $202,540   $285,243
  Total operating        158,919    156,968    182,484   205,444    289,940
revenues
Operating expenses:
  Salaries and related    41,590      40,702     44,438    49,661     68,135
costs
  Aircraft fuel           15,189      13,303     17,124    17,766     23,978
  Aircraft maintenance    22,345      15,252     16,841    16,860     22,730
and materials
  Aircraft rentals        35,565      25,947     29,137    29,570     36,683
  Traffic commissions     25,913      25,938     28,550    32,667     42,429
and related fees
  Facility rent and        9,598       7,981      8,811    10,376     13,475
landing fees
  Depreciation and         2,329       2,240      2,846     3,566      6,472
amortization
  Other                   15,569      13,281     14,900    16,035     23,347
  Write-off of             6,000           -          -         -          -
intangible assets
  Restructuring charges    8,099       (521)      (426)         -          -
(reversals)
  Total operating        182,197     144,123    162,221   176,501    237,249
expenses

Operating income (loss)  (23,278)     12,845     20,263    28,943     52,691


 Interest expense         (2,153)     (1,802)    (1,013)   (3,450)    (4,207)
  Interest income              -          66        341     1,284      4,145
  Debt conversion              -           -          -         -    (1,410)
expense (1)
  Other income               295         181         17        62     326
(expense), net
Total non operating      (1,858)     (1,555)      (655)   (2,104)    (1,146)
expenses

Income (loss) before
income tax expense       (25,136)     11,290     19,608    26,839     51,545
   and extraordinary
item
Income tax provision           -     (1,212)        450    12,339     21,133
(benefit)

Income (loss) before    (25,136)      12,502     19,158    14,500     30,412
extraordinary item
Extraordinary item (2)         -         400          -         -          -
  Net Income (loss)     $(25,136)     $12,902    $19,158   $14,500    $30,412

<PAGE 19>

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
       (Dollars in thousands, except per share amounts and operating data)

                                Years ended December 31,
                          1994      1995      1996       1997       1998
Income (loss) per share:
  Basic:
    Income (loss) before $(1.84)     $0.73     $1.13       $0.93     $1.68
extraordinary item
    Extraordinary item         -      0.03         -           -         -
  Net  income (loss) per $(1.84)     $0.76     $1.13       $0.93     $1.68
share

  Diluted:
    Income (loss) before $(1.84)     $0.65     $1.08       $0.80     $1.42
extraordinary item
    Extraordinary item         -      0.02         -           -         -
  Net  income (loss) per $(1.84)     $0.67     $1.08       $0.80     $1.42
share

Weighted average  number
of shares used
   in computation  (in    13,716    16,684    16,962      15,647    18,128
 thousands)               13,716    19,742    17,840      19,512    22,186
      Basic
      Diluted

Selected Operating Data:
  Departures           134,804   131,470   137,924     146,069   170,116
  Revenue passengers 1,545,520   1,423,463  1,462,241  1,666,975  2,534,077
carried
  Revenue passenger    393,013   348,675   358,725     419,977   792,934
miles (000s) (3)
  Available seat miles 885,744   731,109   771,068     861,222   1,410,763
(000s) (4)
    Passenger load         44.3%     47.7%     46.5%       48.8%     56.2%
factor (5)
    Breakeven passenger    47.0%     43.9%     41.4%       41.8%     45.8%
load factor (6)
    Revenue per           $0.179    $0.215    $0.237      $0.239    $0.206
available seat mile
    Cost per available    $0.189    $0.198    $0.211      $0.205    $0.168
seat mile (7)
    Average yield per     $0.397    $0.441    $0.500      $0.482    $0.360
revenue passenger mile
(8)
    Average fare            $101      $108      $123        $122      $113
    Average passenger        254       245       245         252       313
trip length (miles)
    Aircraft in service       56        54        57          65        74
(end of period)
    Destinations served       42        41        39          43        53
(end of period)

Consolidated Balance
Sheet Data:
  Working capital    $(4,488)    $4,552   $17,782     $45,028   $68,130
(deficiency)
    Total assets      40,095    47,499    64,758     148,992   227,626
    Long-term debt and
capital leases, less   6,675     7,054     5,673      76,145    64,735
current
         portion
    Redeemable Series A,
Cumulative,            3,825     3,825         -           -         -
Convertible,
         Preferred Stock
Total stockholders'    1,922    14,561    34,637      34,805   110,377
equity

<PAGE 20>
[FN]
1. In connection with the induced conversion of a portion of the 7% Convertible Subordinated Notes ("Notes"), the Company recorded a non-cash, non-operating charge of approximately $1.4 million. No similar charges were recognized for the period from 1994 to 1997.

2. In connection with the early extinguishment of certain senior notes, in 1995 the Company recorded an extraordinary gain of $400,000 associated with the extinguished debt. No similar extinguishments were recognized in 1994, 1996, 1997 or 1998.

3. "Revenue passenger miles" or "RPMs" represent the number of miles flown by revenue passengers.

4. "Available seat miles" or "ASMs" represent the number of seats available for passengers multiplied by the number of scheduled miles the seats are flown.

5. "Passenger load factor" represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.

6. "Breakeven passenger load factor" represents the percentage of seats needed to be filled by revenue passengers for the airline to break even after operating expenses, less other revenues and excluding restructuring and write-offs of intangible assets. Had restructuring and write-offs of intangible assets been included for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, this percentage would have been 51.0%, 43.8%, 41.3%,
 41.8% and 45.8%, respectively.

7. "Operating cost per available seat mile" represents total operating expenses excluding restructuring and write-offs of intangible assets divided by available seat miles.  Had restructuring and write-offs of intangible assets been included for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, cost per available seat mile would have been $0.206, $0.197, $0.210,
$0.205 and $0.168, respectively.

8. "Average yield per revenue passenger mile" represents the average passenger revenue received for each mile a revenue passenger is carried.

<PAGE 21>
Item  7.         Management's Discussion and Analysis of Results  of
Operations                    and Financial Condition

General

           In 1998, Atlantic Coast Airlines Holdings, Inc. ("ACAI") and its wholly-owned subsidiary, Atlantic Coast Airlines ("ACA"), together (the "Company"), recorded a profit of $30.4 million compared to a profit of $14.5 million for 1997, and $19.2 million in 1996. The increased profitability from 1997 to 1998 is primarily the result of the Company's growth and operating margin improvement. For 1998, the Company's available seat miles ("ASM") increased 64% with the addition of nine Regional Jets ("RJs") during the year. Passenger acceptance of the RJ and the related increase in connecting traffic to turboprop flights resulted in a 52% increase in total passengers and an 89% increase in revenue passenger miles ("RPM").

          The reduction in net income from 1996 to 1997 is primarily due to an increase in the Company's provision for income taxes of approximately $12.3 million in 1997 as compared to approximately $500,000 for 1996. The increase in tax expense was primarily attributable to higher levels of taxable income that could not be offset by net operating loss carryforwards that were fully utilized in 1996.

Results of Operations

           The Company earned net income of $31.8 million (excluding a non-cash, non-operating charge of $1.4 million) or $1.49 per diluted share in 1998 compared to net income of $14.5 million or $0.80 per diluted share in 1997, and $19.2 million or $1.08 per diluted  share in 1996. Net income was $30.4 million  or  $1.42  per diluted share including the $1.4 million charge. During 1998, the Company generated operating income of $52.7 million compared to $28.9 million for 1997, and $20.3 million for 1996. Operating margins for 1998, 1997 and 1996 were 18.2%, 14.1% and 11.1%, respectively.

          The improvement in operating income from 1997 to 1998 reflects a 63.8% increase in ASMs partially offset by a 13.8% decrease in unit revenue (revenue per ASM) from $0.239 to $0.206 and a 18% decrease in unit cost (cost per ASM) from $0.205 to $0.168.

           The improvement in operating income from 1996 to 1997 reflects a 0.8% increase in unit revenue (revenue per ASM) from $0.237 to $0.239 coupled with an 11.7% increase in ASMs and a 2.8% decrease in unit cost (cost per ASM).

Fiscal Year 1997 vs. 1998

<PAGE 22>
Operating Revenues

          The Company's operating revenues increased 41.1% to $289.9 million in 1998 compared to $205.4 million in 1997. The increase resulted from a 63.8% increase in ASMs, and an increase in load factor of 7.4 points, partially offset by a 25.3% decrease in revenue per revenue passenger mile (yield). The reduction in yield is caused principally by a 24.2% increase in the average passenger stage length from 252 miles in 1997 to 313 miles for 1998. Revenue passengers increased 52% in 1998 compared to 1997, which combined with the increase in the average passenger stage length resulted in an 88.8% increase in RPMs.

Operating Expenses

          The Company's operating expenses increased 34.4% to $237.2 million in 1998 compared to $176.5 million in 1997 due primarily to the 63.8% increase in ASMs and the 52% increase in passengers. The increase in ASMs reflects the addition of nine RJ aircraft in 1998 and the full year effect of adding five RJs and five British Aerospace Jetstream-41 ("J-41") aircraft during 1997.

          A summary of operating expenses as a percentage of operating revenue and operating cost per ASM for the years ended December 31, 1997 and 1998 is as follows:

                                      Year Ended December 31,
                              1997              1998
                        Percent    Cost   Percent    Cost
                           of                of
                       Operating   per   Operating  per ASM
                                   ASM
                        Revenues  (cents  Revenue  (cents)
                                    )        s
Salaries  and   related  24.2%     5.8    23.5%      4.8
costs
Aircraft fuel             8.6%     2.1     8.3%      1.7
Aircraft    maintenance   8.2%     2.0     7.8%      1.6
and materials
Aircraft rentals         14.4%     3.4    12.7%      2.6
Traffic commissions and  15.9%     3.8    14.6%      3.0
related fees
Facility    rent    and   5.1%     1.1     4.6%      1.0
landing fees
Depreciation        and   1.7%      .4     2.2%       .5
amortization
Other                     7.8%     1.9     8.1%      1.6

    Total                85.9%     20.5   81.8%     16.8

          Costs per ASM decreased 18% to 16.8 cents in 1998 compared to 20.5 cents in 1997 primarily due to a 63.8% increase in ASMs in 1998 compared to 1997, offset by a 52% increase in passengers carried. The increase in ASMs reflects the addition of nine RJ aircraft during 1998 and the full year effect of adding five RJs and five J-41 aircraft during 1997.

          Salaries and related costs per ASM decreased 17.2% to 4.8 cents in 1998 compared to 5.8 cents in 1997. In absolute dollars, salaries and related expenses increased 37.2% from $49.7 million in 1997 to $68.1 million in 1998. The increase primarily resulted from the addition of 609 full and part time employees during 1998 to support the additional aircraft.

          The cost per ASM of aircraft fuel decreased to 1.7 cents in 1998 compared to 2.1 cents in 1997. The total price per gallon of fuel decreased 15% to 67.4 cents in 1998 compared to 79.3 cents in 1997. In absolute dollars, aircraft fuel expense increased 35% from $17.8 million in 1997 to $24 million in 1998 reflecting a 23% increase in block hours and the higher fuel consumption per hour of a RJ aircraft versus a turboprop aircraft.

          The cost per ASM of aircraft maintenance and materials decreased to 1.6 cents in 1998 compared to 2.0 cents in 1997. The decreased maintenance expense per ASM resulted primarily from the addition of the RJ aircraft. In addition to generating higher ASMs, the RJ aircraft are covered by manufacturer's warranty for up to three years on certain components. The Company did not record any heavy maintenance repair costs related to the RJ aircraft. The RJ cost savings are partially offset by the increasing costs of the turboprop aircraft as they age. In absolute dollars, aircraft maintenance and materials expense increased 34.8% from $16.9 million in 1997 to $22.7 million in 1998.
<PAGE 23>
          The cost per ASM of aircraft rentals decreased to 2.6 cents in 1998 compared to 3.4 cents in 1997. The decreased unit costs reflect the full year effect of refinancing to lower rental rates, eleven used J-41 aircraft, and the purchase of three used J-41s all during the second half of 1997 and the refinancing of three J-41s, combined with the purchases of two RJs and one J41 aircraft during 1998. In absolute dollars, aircraft rental expense increased 24.1% to $36.7 million as compared to $29.6 million in 1997 due to the additional aircraft added to the fleet.

          The cost per ASM of traffic commissions and related fees decreased to 3.0 cents in 1998 as compared to 3.8 cents in 1997. The decrease reflects the reduced (from 10% to 8%) agency commission rate for domestic travel adopted in late 1997. Since substantially all passenger revenues are derived from interline sales, the Company did not begin to realize the savings from this reduction until February 1998. In addition, the Company's percentage of tickets sold by travel agents decreased year over year by approximately ten percentage points due principally to the acceptance of electronic ticketing by the travelling public. Related fees include program fees paid to United and CRS segment booking fees for reservations. In absolute dollars, traffic commissions and related fees increased 29.9% to $42.4 million in 1998 from $32.7 million in 1997.

          The cost per ASM of facility rent and landing fees decreased to 1.0 cent in 1998 compared to 1.1 cents in 1997. In absolute dollars, facility rent and landing fees increased 29.9% to $13.5 million for 1998 from $10.4 million in 1997. The absolute increase is the result of expansion of the Company's business to new markets and increased landing fees due to the heavier RJ aircraft.

          The cost per ASM of depreciation and amortization increased to 0.5 cents in 1998 compared to 0.4 cents in 1997. In absolute dollars, depreciation and amortization expense for 1998 increased 81.5% to $6.5 million from $3.6 million in 1997. The absolute increase results from the purchase of two RJ aircraft, a J-41 aircraft and RJ rotable spare parts in 1998 for approximately $51 million and the full year effect of purchasing four J-41 aircraft and rotable spare parts in late 1997.

          The cost per ASM of other operating expenses decreased  to
1.6 cents in 1998 compared to 1.9 cents in 1997. In absolute dollars, other operating expenses increased 45.6% to $23.3 million for 1998 from $16.0 million in 1997. This absolute increase is caused primarily by increases in crew accommodations and training costs related to the general expansion of the Company's business and increased distressed passenger expenses. During the fourth quarter 1998, the Company began to pay for new hire training. Due to the scheduled addition of six additional RJs in the first five months of 1999, the Company incurred new hire pilot training costs of approximately $678,000 in the fourth quarter 1998. The Company expects pilot training costs to continue to increase as the remaining firm ordered RJ aircraft are received.

          As a result of the foregoing expense items, total operating expenses were $237.2 million for 1998, an increase of 34.4% compared to $176.5 million in 1997. Total ASMs increased 63.8% year over year causing the cost per ASM to decrease from 20.5 cents in 1997 to 16.8 cents in 1998.
<PAGE 24>
          Interest expense increased from $3.4 million in 1997 to $4.2 million in 1998. During the first part of 1998, the Company accepted for conversion into common stock approximately $38 million of its 7% Convertible Subordinated Notes ("Notes"). The reduced interest costs resulting from the debt conversion partially offset the full year effect of the debt outstanding for the purchase of four J-41s in 1997, and the issuance of new debt to acquire two RJs and one J-41 in 1998.

          Interest income increased from $1.3 million in 1997 to $4.1 million in 1998. This is primarily the result of the Company's significantly higher cash balances during 1998 as compared to 1997 and the capitalization of interest on the Company's outstanding aircraft deposits with the manufacturers.

          From March 20 through April 8, 1998, the Company temporarily reduced the conversion price from $9 to $8.86 for holders of the Notes. During this temporary period, $31.7 million of the Notes converted into approximately 3.6 million shares of common stock. As a result of this temporary price reduction, the Company recorded a $1.4 million charge to other expense during 1998 representing the fair value of the additional shares distributed upon conversion.

          The Company recorded a provision for income taxes of $21.1 million for 1998, compared to a provision for income taxes of $12.3 million in 1997. The 1998 effective tax rate of approximately 41% and the 1997 effective tax rate of approximately 46% are higher than the statutory federal and state rates. The higher effective tax rates reflect non-deductible permanent differences between taxable and book income. Net operating loss carryforwards were fully utilized in 1996.

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

Operating Expenses

           The Company's operating expenses increased 8.8% to $176.5 million in 1997 compared to $162.2 million in 1996 due primarily to an 11.7% increase in ASMs, and a 14.0% increase in passengers. The increase in ASMs reflects the net addition of five J-41 and five RJ aircraft during 1997.

<PAGE 25>
           A summary of operating expenses as a percentage of operating revenue and operating cost per ASM for the years ended December 31, 1996 and 1997 is as follows:

                                      Year Ended December 31,
                              1996              1997
                        Percent    Cost   Percent    Cost
                           of                of
                      Operating    per   Operating  per ASM
                                   ASM
                        Revenues  (cents)  Revenues  (cents)

Salaries  and   related  24.4%     5.8    24.2%      5.8
costs
Aircraft fuel             9.4%     2.2     8.6%      2.1
Aircraft    maintenance   9.2%     2.2     8.2%      2.0
and materials
Aircraft rentals         16.0%     3.8    14.4%      3.4
Traffic commissions and  15.6%     3.7    15.9%      3.8
related fees
Facility    rent    and   4.8%     1.1     5.1%      1.1
landing fees
Depreciation        and   1.5%      .4     1.7%       .4
amortization
Other                     8.2%     1.9     7.8%      1.9

       Total    (before
reversals of             89.1%     21.1   85.9%     20.5
restructuring
charges)

          Costs per ASM before reversals of restructuring charges decreased 2.8% to 20.5 cents in 1997 compared to 21.1 cents in 1996 primarily due to an 11.7% increase in ASMs in 1997 compared to 1996, offset by a 14.0% increase in passengers carried. The increase in ASMs resulted from the net addition of five J-41 aircraft and five 50-seat RJ aircraft along with a 1.2% improvement in daily aircraft block hour utilization.

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

          The cost per ASM of aircraft rentals decreased to 3.4 cents in 1997 compared to 3.8 cents in 1996. The decreased unit costs reflect the refinancing to lower rental rates of eleven used J-41 aircraft and the purchase by the Company of three used J-41s. All of these transactions were accomplished in the second half of
1997.   In  absolute dollars, aircraft rentals increased  1.7%  from
$29.1 million in 1996 to $29.6 million in 1997.
<PAGE 26>
          The  cost per ASM of traffic commissions and related  fees
increased  to 3.8 cents in 1997 compared to 3.7 cents in 1996.   The
increased commissions reflect the contractual increases in program fees paid to United and a higher percentage of tickets sold by travel agencies. Commission rates as a percent of total passenger revenue fluctuate based on the mix of commissionable and non-commissionable tickets, and have changed due to a cap on the total amount of commission that travel agents can earn. Commissions as a percentage of total passenger revenue averaged 7.3% in 1997 and 7.4%
in  1996.   Related fees include program fees to United and  segment
booking   fees  for  reservations.  In  absolute  dollars,   traffic
commissions and related fees increased 14.3% from $28.6 million in 1996 to $32.7 million in 1997.

          The cost per ASM of facility rent and landing fees remained unchanged at 1.1 cents in 1997 compared to 1996. In absolute dollars, facility rent and landing fees increased 17.8% to $10.4 million for 1997 from $8.8 million in 1996. This absolute increase is the result of expansion of the Company's business to new markets and increased landing fees due to the heavier RJ aircraft.

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

          The cost per ASM of other operating expenses remained unchanged at 1.9 cents in 1997 compared to 1996. Absolute increases were offset by increased ASMs. The absolute increase in expenses are primarily attributable to increased training and distressed passenger expenses. In absolute dollars, other operating expenses increased 7.6% from $14.9 million in 1996 to $16 million in 1997.

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

          The Company recorded a provision for income taxes of approximately $12.3 million for 1997, compared to a provision for income taxes of approximately $500,000 in 1996. The 1996 effective tax rate of approximately 2.3% was significantly less than the statutory federal and state rates due principally to the full utilization of net operating loss carryforwards and the elimination of the valuation allowance. The 1997 effective tax rate of approximately 46% is higher than the statutory federal and state rates primarily due to permanent differences.

<PAGE 27>

Outlook

           This Outlook section and the Liquidity and Capital Resources section below contain forward-looking statements. The Company's actual results may differ significantly from the results discussed in forward-looking statements. Factors that could cause the Company's future results to differ materially from the expectations described here include the response of the Company's competitors to the Company's business strategy, market acceptance of RJ service to new destinations, the cost of fuel, the weather, satisfaction of regulatory requirements and general economic and industry conditions.

           A central element of the Company's business strategy is expansion of its jet aircraft fleet. At December 31, 1998, the Company had firm commitments to acquire 29 additional 50-seat RJs. The Company believes that the continued implementation of these aircraft will expand the Company's business into new markets. In general, service to new markets may result in increased operating expenses that may not be immediately offset by increases in operating revenues.

          In the fourth quarter of 1998, the Company began using United's "ORION" revenue management system for flights departing after January 31, 1999 and beyond. The PROS IV revenue management system, which has been in operation since May 1997 at the Company, was no longer used as of that date. ORION allows the Company to take advantage of state of the art "Origin and Destination" revenue maximization capabilities. As with the previous system, revenue management analysts will continue to monitor forecasts and make adjustments for changes in demand and behavior. The ORION system is designed to optimize all of the passenger itineraries that flow over the entire United/United Express network. Management believes that ORION will further promote maximization of passenger revenue, although there can be no assurance that this will occur.

          As a result of the recent addition of new RJs, the Company's maintenance expense on these aircraft were not material due to manufacturers' warranties and the generally lower failure rates of major components due to the newness of the aircraft. The current average age of the Company's RJ fleet is approximately one year. The Company's maintenance expense for RJ aircraft will increase in future periods when substantial airframe and engine repair costs are incurred. The Company has fixed, "not to exceed" airframe maintenance cost per hour flown rates guaranteed by the manufacturer. To date, the Company's actual airframe maintenance cost per hour flown has not exceeded the guaranteed rate.

          In late 1998, US Airways announced its intention to increase activity at Washington-Dulles utilizing its mainline service, lowfare MetroJet product, and its US Airways Express affiliates. US Airways has since implemented or announced service to eight of the Company's markets using both jet and turboprop equipment. In two of the Company's existing markets, MetroJet will provide the service at a significantly lower fare structure. The
Company  continually  monitors the effects competition  has  on  its routes, fares and frequencies. The Company believes that it can compete effectively with US Airways, however there can be no assurances that US Airways' expansion at Washington-Dulles will not have a material adverse effect on the Company's results of operations or financial position.

          In early 1999, United announced its intention to increase its level of activity at Washington-Dulles by 60% beginning in April and May 1999. The Company believes that United's announced increase will add approximately 7,000 additional daily seat departures to the United/United Express operation at Washington-Dulles. The Company, in concert with United, also announced either increased frequencies or upgraded equipment, or both, in all of its markets affected by the US Airways expansion.
<PAGE 28>
Liquidity and Capital Resources

          The Company's balance sheet improved significantly during 1998 compared to 1997. As of December 31, 1998, the Company had cash and cash equivalents of $64.4 million and working capital of $68.1 million compared to $39.2 million and $45.2 million, respectively, as of December 31, 1997. During the year ended
December  31,  1998,  cash  and  cash  equivalents  increased  $25.2 million, reflecting net cash provided by operating activities of $39.7 million, net cash used in investing activities of $39.7 million (related to purchases of aircraft and equipment and decreases in short term investments) and net cash provided by
financing  activities  of  $25.2  million.   Net  cash  provided  by
financing activities increased principally due to the issuance of long term debt to acquire two RJ and one J-41 aircraft.

          The Company's balance sheet also improved significantly during 1997 compared to 1996. As of December 31, 1997, the Company had cash and cash equivalents of $39.2 million and working capital of $45.2 million compared to $21.5 million and $17.8 million, respectively, as of December 31, 1996. During the year ended
December  31,  1997,  cash  and  cash  equivalents  increased  $17.7 million, reflecting net cash provided by operating activities of $21.3 million, net cash used in investing activities of $55.2 million (related to deposits for the RJs, purchases of equipment and increases in short term investments) and net cash provided by financing activities of $51.6 million. Net cash provided by financing activities increased principally due to the receipt of net proceeds of $55.6 million in July 1997 from the issuance of convertible notes due 2004 partially offset by the $16.9 million purchase of the Company's common stock from British Aerospace in July 1997.

          Other Financing

           On February 8, 1999, the Company entered into an asset-based lending agreement with two financial institutions that provides the Company with a line of credit of up to $35 million, depending on the amount of assigned ticket receivables and the value of certain rotable spare parts. This line replaced a previous $20 million line. Borrowings under the line of credit can provide the
Company  a  source  of  working capital until proceeds  from  ticket coupons are received. The line is collateralized by all of the Company's receivables and certain rotable spare parts. There were no borrowings under the previous line during 1998. The Company pledged $2.9 million of this line of credit as collateral to secure letters of credit issued on behalf of the Company by a financial institution.

          In July 1997, the Company issued $57.5 million aggregate principal amount of 7% Convertible Subordinated Notes due July 1, 2004 ("the Notes"). The Notes are convertible into shares of Common Stock unless previously redeemed or repurchased, at a conversion price of $9 per share, (after giving effect to the stock split on May 15, 1998) subject to certain adjustments. Interest on the Notes is payable on April 1 and October 1 of each year. The Notes are not redeemable by the Company until July 1, 2000.
<PAGE 29>
          In January 1998, approximately $5.9 million of the Notes were converted, pursuant to their original terms, into 660,826 shares of Common Stock. From March 20, 1998 to April 8, 1998, the Company temporarily reduced the conversion price from $9 to $8.86 for holders of the Notes. During this period, $31.7 million of the Notes converted into approximately 3.6 million shares of Common Stock. As a result of this temporary price reduction, the Company recorded a non-cash, non-operating charge to earnings during the second quarter of 1998 of $1.4 million representing the fair value of the additional shares distributed upon conversion.

           In September 1997, approximately $112 million of pass through certificates were issued in a private placement by separate pass through trusts, which purchased with the proceeds, equipment notes (the "Equipment Notes") issued in connection with (i) leveraged lease transactions relating to four J-41s and six RJs, all of which were leased to the Company (the "Leased Aircraft"), and
(ii) the financing of four J-41s owned by the Company (the "Owned Aircraft"). The Equipment Notes issued with respect to the Owned Aircraft are direct obligations of ACA, guaranteed by ACAI and are included as debt obligations in the accompanying consolidated financial statements. The Equipment Notes issued with respect to the Leased Aircraft are not obligations of ACA or guaranteed by ACAI.

           With respect to one RJ leased aircraft, at December 31, 1997 (the "Prefunded Aircraft"), the proceeds from the sale of the Equipment Notes were deposited into collateral accounts, to be released at the closing of a leveraged lease related to the Prefunded Aircraft. In January 1998, an equity investor purchased this aircraft and entered into a leveraged lease with the Company and the collateral accounts were released.

     Other Commitments

          In July 1997, the Company entered into a series of put and call contracts having an aggregate notional amount of $39.8 million. The contracts matured between March and September 1998. The contracts were entered into as an interest rate hedge designed to limit the Company's exposure to interest rate changes on the anticipated issuance of permanent financing relating to the delivery of aircraft in 1998. During 1998, the Company settled these contracts, paying the counterparty approximately $2.3 million, and is amortizing this cost over the life of the related aircraft leases or is depreciating the cost as part of the aircraft acquisition cost for owned aircraft. On July 2, 1998, the Company entered into additional put and call contracts having an aggregate notional amount of $51.8 million to hedge its exposure, to interest rate changes on the anticipated issuance of permanent financing for six RJ aircraft scheduled for delivery between October 1998 and April 1999. In the fourth quarter 1998, the Company settled two contracts, paying the counterparty approximately $700,000, and is amortizing this cost over the life of the related aircraft lease for the leased aircraft and is depreciating the cost as part of the aircraft acquisition cost for the owned aircraft. The Company would have been obligated to pay the counterparty approximately $1.5 million had the remaining contracts settled on December 31, 1998.
<PAGE 30>
          In September and December 1998, the Company entered into call option contracts to hedge price changes on approximately 34,000 barrels of jet fuel per month during the period from January 1999 to June 1999. The contracts provide for a premium payment of approximately $273,000 and sets a cap on the average maximum price equal to 40.625 cents per gallon of jet fuel excluding taxes and into-plane fees with the premium and any gains on this contract to be recognized as a component of fuel expense during the period in which the Company purchases fuel. In October and November 1998, the Company entered into commodity swap transactions to hedge price changes on approximately 34,000 additional barrels of jet fuel per month during the period from January 1999 to June 1999. The contracts provide for an average fixed price of 44.35 cents per gallon of jet fuel with any gains or losses recognized as a component of fuel expense during the period in which the Company purchases fuel. With these transactions, the Company has hedged approximately 80% of its jet fuel requirements for the first half of 1999. Had the commodity swap transactions settled on December 31, 1998, the Company would have incurred approximately $900,000 in additional fuel expense.

          In the second quarter of 1998, the Company announced that the Metropolitan Washington Airport Authority ("MWAA"), in coordination with the Company, will build an approximately 69,000 square foot regional passenger concourse at Washington-Dulles. The facility is scheduled to open in May 1999. The new facility will offer improved passenger amenities and operational enhancements, and will provide additional space to support the Company's expanded operations resulting from the introduction of RJs. The facility will be designed, financed, constructed, operated and maintained by MWAA, and will be leased to the Company. The lease rate will be determined based upon final selection of funding methods and rates. MWAA has agreed to fund the construction through the proceeds of bonds and, subject to approval by the FAA, passenger facility charges ("PFC"). In order to obtain the most favorable permanent financing, the Company agreed to obtain its own interim financing from a third party lender to fund a portion of the total program cost of the regional concourse for approximately $15 million. MWAA has agreed to replace the Company's interim financing with the proceeds of bonds or, if obtained, PFC funds, no later than one year following the substantial completion date of the project. If MWAA replaces the interim financing with PFC funding rather than bond financing, the Company's lease cost will be significantly lower. The Company obtained financing for this obligation from two banks in February 1999 and has borrowed $4.5 million through March 1, 1999. MWAA has agreed to reimburse principal borrowings but the Company will be responsible for all interest costs.

     Aircraft

          The Company has significant lease obligations for aircraft including seven additional RJ leveraged leases entered into in 1998 that are classified as operating leases and therefore are not reflected as liabilities on the Company's balance sheet. The remaining terms of such leases range from two to sixteen and a half years. The Company's total rent expense in 1998 under all non-cancelable aircraft operating leases with remaining terms of more than one year was approximately $37.5 million. As of December 31, 1998, the Company's minimum rental payments for 1999 under all non-cancelable aircraft operating leases with remaining terms of more than one year were approximately $42 million.

          As of March 1, 1999, the Company had a total of 28 RJs on order from Bombardier, Inc., in addition to the 15 already delivered, and held options for 27 additional RJs. During 1998, the Company converted five of the six conditional orders and converted 20 option aircraft to firm orders. Of the remaining 28 firm aircraft deliveries, eight are scheduled for the remainder of 1999, nine are scheduled for 2000, and eleven are scheduled for 2001.
<PAGE 31>
          The Company is obligated to purchase and finance (including leveraged leases) the 28 firm ordered aircraft at an approximate capital cost of $520 million.

          The Company previously announced that it is exploring alternatives to accelerate the retirement of its fleet of 28 leased 19 seat J-32 aircraft. The Company is assessing plans to target the phase-out of the J-32 from its United Express operation by the end of 2001. As of March 1, 1999, the Company has J-32 operating lease commitments with remaining lease terms ranging from three to seven years and related minimum lease payments of approximately $47 million. The Company intends to complete its analysis of a phase-out plan including quantifications of any one-time fleet rationalization charge during 1999.

          In order to ensure the highest level of safety in air transportation, the FAA has authority to issue maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and the mandatory removal and replacement of parts that have failed or may fail in the future. In addition, the FAA from time to time amends its regulations. Such amended regulations may impose additional regulatory burdens on the Company such as the installation of new safety-related items. Depending upon the scope of the FAA's order and amended regulations, these requirements may cause the Company to incur substantial, unanticipated expenses.

     Capital Equipment and Debt Service

           In  1999  the  Company anticipates  capital  spending  of
approximately $51 million consisting of $47 million to  own  two  RJ aircraft, rotable spare parts, spare engines and equipment, and $4 million for other capital assets. The Company anticipates that it will be able to arrange financing for the aircraft and spares on generally favorable terms, although there is no certainty that such financing will be available or in place before the commencement of deliveries.

          Debt service for 1999 is estimated to be approximately $10 million reflecting borrowings related to the purchase of two RJ aircraft, five J-41s acquired in 1997 and 1998 and interest due on the remaining 7% Convertible Subordinated Notes. The foregoing amount does not include additional debt that may be required for the financing of the RJs, spare parts and engines.

          The Company believes that, in the absence of unusual circumstances, its cash flow from operations, the $35 million credit facility, and other available equipment financing will be sufficient to meet its working capital needs, expected operating lease commitments, capital expenditures, and debt service requirements for the next twelve months.

     Inflation

           Inflation has not had a material effect on the Company's operations.
<PAGE 32>
Year 2000 Readiness

     Background

          The "Year 2000 problem" refers to the potential disruptions arising from the inability of computer and embedded microprocessor systems to process or operate with data inputs involving the years beginning with 2000 and, to a lesser extent, involving the year 1999. As used by the Company, "year 2000 ready" means that a system will function in the year 2000 without modification or adjustment, or with a one-time manual adjustment.

     State of Readiness

          The Company is highly reliant on information technology ("IT") systems and non-IT embedded technologies of third party vendors and contractors and governmental agencies, such as the CRS systems, United, aircraft and parts manufacturers, the FAA, the DOT, and MWAA and other local airport authorities. The Company sent questionnaires to these third party vendors, contractors and government agencies. For all mission critical and key vendors, the Company has received a response and has assessed which of their systems may be affected by year 2000 issues and what the status of their remediation plans are. All mission critical and key vendors have stated that they will be year 2000 compliant by June 30, 1999. In cases where the Company has not received assurances from non critical third parties that their systems are year 2000 ready, it is initiating further mail or phone correspondence. The Company also has surveyed its internal IT and non-IT systems and embedded operating systems to evaluate and prioritize those which are not year 2000 ready. The Company has completed remediation and testing of approximately 97% of its internal IT and non-IT systems, and expects the Company's remaining IT systems to be remediated and tested by April 30, 1999.

     Costs

          The Company has utilized existing resources and has not incurred any significant costs to evaluate or remediate year 2000 issues to date. The Company does not utilize older mainframe computer technology in any of its internal IT systems. In addition, most of its hardware and software were acquired within the last few years, and many functions are operated by third parties or the government. Because of this, the Company believes that the cost to modify its own non-year 2000 ready systems or applications will not have a material effect on its financial position or the results of its operations.

     Risks

          The Company's year 2000 compliance efforts are heavily dependent on year 2000 compliance by governmental agencies, United, CRS vendors and other critical vendors and suppliers. The failure of any one of these mission critical functions (which the Company believes to be the most likely worst case scenario), such as a shut-down of the air traffic control system, could result in the reduction or suspension of the Company's operations and could have a material adverse effect on the
Company's financial position and results of its operations. The failure of other systems could cause disruptions in the Company's flight operations, service delivery and/or cash flow. Until it has fully completed its evaluation of all internal IT and non-IT systems, the Company cannot accurately estimate all risks of its Year 2000 issue. The Company may identify internal systems that present a risk of Year 2000 related disruption. Any such disruption could have a material adverse effect upon the Company's financial condition and results of operations.

<PAGE 33>

     Contingency Plans

          The Company is in the process of developing year 2000 contingency plans. The Company intends to closely monitor the year 2000 compliance efforts of the third parties upon which it is heavily reliant and its own internal remediation efforts. While certain of the Company's systems could be handled manually, under certain scenarios the Company may not be able to operate in the absence of certain systems, in which cases the Company would need to reduce or suspend operations until such systems were restored to operational status. Any such reduction or suspension could have a material adverse effect upon the Company's financial condition and results of operations.

Recent Accounting Pronouncements

          The American Institute of Certified Public Accountants issued Statement of Position 98-5 on accounting for start-up costs, including preoperating costs related to the introduction of new fleet types by airlines. The new accounting guidelines will take effect for fiscal years beginning after December 15, 1998. The Company has previously deferred certain start-up costs related to the introduction of the RJs and is amortizing such costs to expense ratably over four years. The Company will be required to expense any remaining unamortized amounts as of January 1, 1999 as a cumulative effect of a change in accounting principle. In January 1999, the Company recorded a charge for the remaining unamortized balance of approximately $1.5 million associated with preoperating costs.

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

Item 7A.       Quantitative and Qualitative Disclosures about Market
Risk

          The Company's principal market risk results from changes in jet fuel pricing and in interest rates.

          For 1999, the Company has hedged its exposure to jet fuel price fluctuations by entering into jet fuel option contracts for approximately 40% of its estimated 1999 fuel requirements. The option contracts are designed to provide protection against sharp increases in the price of jet fuel. Based on the Company's 1999 projected fuel consumption of 45 million gallons, a one-cent increase in the average annual price per gallon of jet fuel would increase the Company's annual aircraft fuel expense by approximately $366,000.

          The Company's exposure to market risk associated with changes in interest rates relates to the Company's commitment to acquire regional jets. The Company has entered into put and call contracts designed to limit the Company's exposure to interest rate changes until permanent financing is secured upon delivery of the aircraft. At December 31, 1998 the Company had four swap contracts outstanding related to the delivery of the next four RJs. A one percentage point decrease in interest rates from the Company's call contracts would increase the Company's annual aircraft lease or ownership costs associated with these contracts by $160,000.

<PAGE 34>
          As of March 1, 1999, the Company has commitments to purchase 28 additional RJ aircraft. The Company expects to finance this commitment using a combination of debt, leveraged leases and single entity operating leases. Changes in interest rates will impact the actual cost to the Company for these transactions in the future.

          The Company does not have significant exposure to changing interest rates on its long-term debt as the interest rates on such debt are fixed. Likewise, the Company does not hold long-term interest sensitive assets and therefore is not exposed to interest rate fluctuations for its assets. The Company does not purchase or hold any derivative financial instruments for trading purposes.

<PAGE 35>
Item 8.        Consolidated Financial Statements

     INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page

Independent Auditors' Report for the years ended  December  36
31, 1997 and 1998

Report of Independent Certified Public Accountants for the  37
year ended December 31, 1996

Consolidated  Balance Sheets as of December 31,  1997  and  38
1998

Consolidated Statements of Operations for the years ended   39
December 31, 1996, 1997 and 1998

Consolidated  Statements of Stockholders' Equity  for  the  40
years ended December 31, 1996, 1997 and 1998

Consolidated Statements of Cash Flows for the years ended   41
December 31, 1996, 1997 and 1998

Notes to Consolidated Financial Statements                  42

<PAGE 36>
                    Independent Auditors' Report


The Board of Directors and Stockholders
Atlantic Coast Airlines Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Atlantic Coast Airlines Holdings, Inc. and subsidiary as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Airlines Holdings, Inc. and subsidiary as of December 31, 1997 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                             KPMG LLP

Washington, D.C.
January 27, 1999

<PAGE 37>
         Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Atlantic Coast Airlines Holdings, Inc.

We have audited the accompanying consolidated statements of income, stockholders'equity and cash flows of Atlantic Coast Airlines Holdings, Inc. and subsidiary, as of December 31, 1996. These financial
statements are the responsibility of the Company's management.   Our
responsibility   is  to  express  an  opinion  on  these   financial
statements based on our audits.

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

In  our  opinion, the consolidated financial statements referred  to above present fairly, in all material respects, the results of operations and the cash flows of Atlantic Coast Airlines Holdings, Inc.
 and subsidiary at
December  31,  1996 in   conformity  with  generally  accepted   accounting
principles.


                                             BDO Seidman, LLP

Washington, D.C.
January 24, 1997, except for Note 18,
The date which is May 29, 1997

<PAGE 38>

(In thousands, except for share data and par values)
December 31,                                      1997       1998
Assets
Current:
    Cash and cash equivalents                         $          $
                                                 39,167     64,412
    Short term investments                       10,737         63
    Accounts receivable, net                     22,321     30,210
    Expendable parts and fuel inventory, net      2,477      3,377
    Prepaid expenses and other current            2,006      3,910
assets
    Deferred tax asset                                -      2,534
    Total current assets                         76,708    104,506
Property and equipment at cost, net of
accumulated depreciation and amortization        40,638     88,326
Preoperating costs, net of accumulated            2,004      1,486
amortization
Intangible assets, net of accumulated             2,613      2,382
amortization
Deferred tax asset                                  688          -
Debt issuance costs, net of accumulated           3,051      3,420
amortization
Aircraft deposits                                19,040     21,060
Other assets                                      4,250      6,446
    Total assets                                      $          $
                                                148,992    227,626
Liabilities and Stockholders' Equity
Current:
    Current portion of long-term debt                 $          $
                                                  1,851      3,450
    Current portion of capital lease              1,730      1,334
obligations
    Accounts payable
                                                  4,768      5,262
    Accrued liabilities
                                                 23,331     26,330
    Total current liabilities                    31,680     36,376
Long-term debt, less current portion             73,855     63,289
Capital lease obligations, less current           2,290      1,446
portion
Deferred tax liability                                -      6,238
Deferred credits, net                             6,362      9,900
    Total liabilities                           114,187    117,249
Stockholders' equity:
Preferred Stock: $.02 par value per share;
shares authorized                                     -          -
  5,000,000; no shares issued or outstanding
in 1997 or 1998
Common stock: $.02 par value per share;
shares authorized 15,000,000 in 1997 and
65,000,000 in 1998; shares issued 16,006,514
in 1997 and 20,821,001 in 1998; shares              175        416
outstanding 14,534,014 in 1997 and
19,348,501 in 1998
Class A common stock: nonvoting; par value;
$.02 stated value per share; shares                   -          -
authorized 6,000,000; no shares issued or
outstanding
Additional paid-in capital                       40,296     85,215
Less:  Common stock in treasury, at cost,
1,472,500 shares in 1997 and in 1998
                                               (17,069)   (17,069)
Retained earnings
                                                11,403     41,815
Total Stockholders' Equity                       34,805    110,377
    Total Liabilities and Stockholders'               $          $
Equity                                          148,992    227,626
    Commitments and Contingencies
       See accompanying  notes to consolidated financial statements.

<PAGE 39>

(In thousands, except for per share data)
Years ended December 31,
                                       1996       1997      1998
Operating revenues:
  Passenger                                    $          $         $
                                         179,370    202,540   285,243
  Other                                    3,114      2,904     4,697
     Total operating revenues            182,484    205,444   289,940
Operating expenses:
  Salaries and related costs              44,438     49,661    68,135
  Aircraft fuel                           17,124     17,766    23,978
  Aircraft maintenance and materials      16,841     16,860    22,730
  Aircraft rentals                        29,137     29,570    36,683
  Traffic commissions and related fees    28,550     32,667    42,429
  Facility rents and landing fees          8,811     10,376    13,475
  Depreciation and amortization            2,846      3,566     6,472
  Other                                   14,900     16,035    23,347
  Restructuring charges (reversals)
                                          (426)       -         -
     Total operating expenses            162,221    176,501   237,249
Operating income                          20,263     28,943    52,691
Other income (expense):
  Interest expense
                                         (1,013)   (3,450)   (4,207)
  Interest income                            341      1,284
                                                              4,145
  Debt conversion expense                      -          -   (1,410)
  Other income (expense), net                 17         62       326
     Total other expense
                                          (655)    (2,104)   (1,146)
             Income before income tax
provision                                 19,608     26,839    51,545
  Income tax provision                       450     12,339    21,133
Net income                               $19,158    $14,500   $30,412
Income per share:
Basic                                      $1.13      $0.93     $1.68

Diluted                                    $1.08      $0.80     $1.42

 Weighted average shares used in
computation:                              16,962     15,647    18,128
     Basic                                17,840     19,512    22,186
     Diluted
        See accompanying notes to consolidated financial statements.

<PAGE 40>

(In thousands, except
for share data)       Common Stock   Addit   Treasury Stock  Retained
                      -------------  ional  ---------------  Earnings
                      -------------  Paid-   --------------  (Deficit)
                           --          In            Shares
                            Shares   Capit       Amount
                         Amount        al
Balance, December 31, 8,356,411  167   36,774  12,500    (125)  (22,255)
1995
Exercise of common    142,499      3     351       -        -         -
stock options
Tax benefit of stock       -      -     564       -        -         -
option exercise
Net Income                 -      -       -       -        -     19,158

Balance December 31, 8,498,910 170  37,689    12,500    (125)   (3,097)
1996

Exercise of common   240,597    5   1,250       -        -         -
stock options
Tax benefit of stock     -      -   1,357       -        -         -
option exercise
Purchase of treasury     -      -       - 1,460,000   (16,944)      -
stock
Net Income               -      -       -       -        -     14,500

Balance December 31, 8,739,507 $175 $40,296 $1,472,500 $(17,069) $11,403
1997
Exercise of common     286,011    6   2,473       -        -         -
stock options
Tax benefit of stock       -      -   4,239       -        -         -
option exercise
Amortization of
  deferred                 -      -     574       -        -         -
compensation
Stock split         9,673,901    193  (193)       -        -         -
Conversion of debt  2,121,582     42   37,826     -        -
Net Income                 -      -       -       -        -     30,412
Balance December 31, 20,821,001 $416 $85,215 1,472,500 $(17,069) $41,815
1998
          See accompanying notes to consolidated financial statements.

<PAGE 41>

(In thousands)
Years ended December 31,
                                          1996         1997       1998
Cash flows from operating activities:
    Net income                               $ 19,158    $ 14,500  $ 30,412
    Adjustments to reconcile net income to
net cash provided by  operating
activities:
          Depreciation and amortization         2,434       3,111     5,829
          Amortization of intangibles and         412         455       690
preoperating costs
          Provision for uncollectible             387         168       124
accounts receivable
          Provision for inventory                  50          63        86
obsolescence
          Amortization of deferred credits       (27)       (243)     (801)
          Amortization of debt issuance             -         181       465
costs
          Capitalized interest, net                 -           -   (1,640)
          Deferred tax (benefit) provision    (1,640)       2,452     4,392
          Net loss on disposal of fixed             1         450       247
assets
          Amortization of debt discount and        46          76        70
finance costs
          Debt conversion expense                   -           -     1,410
          Deferred compensation                     -           -       574
    Changes in operating assets and
liabilities:
              Accounts receivable        (1,741)     (5,829)   (6,077)
              Expendable parts and            41       (781)     (990)
fuel inventory
              Prepaid expenses and         (796)         403
other current assets                                          (2,512)
              Preoperating costs               -     (2,057)         -
              Accounts payable               238         998       423
              Accrued liabilities          1,590       7,313     7,028
              Net cash provided by        20,153      21,260    39,730
operating activities
Net cash provided by (used in) operating activities
Cash flows from investing activities:
   Purchase of property and equipment    (2,128)    (26,005)  (51,020)
   Proceeds from sales of fixed assets         -           -
                                                                1,318
   Maturities of short term                    -
investments                                        (10,737)    10,677
   Refund of aircraft deposits                 -           -      120
   Payments for aircraft and other          (61)    (18,447)     (832)
deposits
              Net cash used in           (2,189)    (55,189)  (39,737)
investing activities
Cash flows from financing activities:
   Proceeds from issuance of long-term       486      75,220    29,650
debt
   Payments of long-term debt            (1,234)     (3,241)   (2,248)
   Payments of capital lease             (1,171)     (2,258)   (2,656)
obligations
   Proceeds from receipt of deferred         513         809        96
credits and other
   Deferred financing costs                (239)     (3,215)   (2,069)
   Payment of convertible preferred        (335)           -         -
stock dividend
   Redemption of convertible preferred   (3,825)           -         -
stock
   Proceeds from exercise of stock           915       1,255     2,479
options
   Purchase of treasury stock                  -    (16,944)         -
              Net cash (used in)         (4,890)      51,626    25,252
provided by financing activities
Net increase in cash and cash             13,074      17,697    25,245
equivalents
Cash and cash equivalents, beginning       8,396      21,470    39,167
of year
Cash and cash equivalents, end of year  $ 21,470    $ 39,167  $ 64,412
       See accompanying  notes to consolidated financial statements.

<PAGE 42>
1.   Summary of    (a)
Accounting          Basis of Presentation
Policies
                    The     accompanying    consolidated    financial
                    statements include the accounts of Atlantic Coast
                    Airlines Holdings, Inc. ("ACAI") and its  wholly-
                    owned   subsidiary,   Atlantic   Coast   Airlines
                    ("ACA"),    together,   (the   "Company").    All
                    significant     intercompany     accounts     and
                    transactions    have    been    eliminated     in
                    consolidation.  As  of  December  31,  1998,  the
                    Company   operated  in  the  air   transportation
                    industry   providing   scheduled   service    for
                    passengers to 53 destinations in 24 states in the Eastern and Midwestern United States. All of the
                    Company's flights are currently operated under a code sharing agreement with United Airlines, Inc.
                    ("United") and are identified as United Express flights in computer reservation systems.

                 (b)Cash, Cash Equivalents and Short-Term Investments

                    The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. Investments with an original maturity greater than three months and less than one year are considered short-term investments. All short-term investments are considered to be available for sale. Due to the short maturities associated with the Company's investments, the amortized cost approximates fair market value. Accordingly, no adjustment has been made to record unrealized holding gains and losses.

                 (c)Airline Revenues

                    Passenger fares and cargo revenues are recorded as operating revenues at the time transportation is provided. Substantially all of the Company's passenger tickets are sold by other air carriers. The value of unused passenger tickets sold by the Company, which is minimal, is included in current liabilities. The Company participates in United's Mileage Plus frequent flyer program. The Company does not accrue for incremental costs for mileage accumulation relating to this program because the Company believes such costs are immaterial. Incremental costs for awards redeemed on the Company's flights are expensed as incurred.

                 (d)Accounts Receivable

                    Accounts  receivable are stated net of allowances
                    for   uncollectible  accounts  of   approximately

<PAGE 43>
                    $269,000  and $364,000 at December 31,  1997  and
                    1998, respectively. Amounts charged to costs and expenses for uncollectible accounts in 1996, 1997 and 1998 were $387,000, $168,000 and $124,000, respectively. Write-off of accounts receivable were $650,000, $186,000 and $29,000 in 1996, 1997 and 1998, respectively. Accounts receivable included approximately $700,000 and $3.6 million related to manufacturers credits to be applied towards future spare parts purchases and RJ pilot training expenses for the years ended December 31, 1997 and 1998, respectively.

                 (e)Concentrations of Credit Risk

                    The Company provides commercial air transportation in the Eastern and Midwestern United States. Substantially all of the Company's passenger tickets are sold by other air carriers. The Company has a significant concentration of its accounts receivable with other air carriers with no collateral. At December 31, 1997 and 1998, accounts receivable from air carriers totaled approximately $18.7 million and $24.4 million, respectively. Such accounts receivable serve as collateral to a financial institution in connection with the Company's line of credit arrangement. (See note 4). Of the total amount, approximately $14.8 million and $20.8 million at December 31, 1997 and 1998, respectively, were due from United. Historically, accounts receivable losses have been insignificant.

                 (f)Risks and Uncertainties


                    The airline industry is highly competitive and volatile. The Company competes primarily with other air carriers and, particularly with respect to its shorter flights, with ground transportation. Airlines primarily compete on the basis of pricing, scheduling and type of equipment. The Company's operations are primarily dependent upon business-related travel and are not subject to wide seasonal fluctuation. However, some seasonal decline does occur during portions of the winter months due to lesser demand. The ability of the Company to compete with ground transportation and other air carriers depends upon public acceptance of its aircraft and the provision of convenient, frequent and reliable service to its markets at reasonable rates.

                    The Company operates under code-sharing and other marketing agreements with United, which expire on March 31, 2009, unless earlier terminated by United (the "Agreements"). Prior to March 31, 2004, United may terminate the Agreements at any time if the Company fails to maintain certain performance standards, and may terminate without cause after March 31, 2004 by providing one year's notice to the Company. If
<PAGE 44>
                    by January 2, 2001 United has not given the Company the abiltiy to operate regional jets of 44 seats or less seating capacity as United Express, in addition to its allocation of 50 seat regional jets, the Company may terminate the Agreements as of March 31, 2004. The Company would be required to provide notice of termination prior to January 2, 2002, which notice would be void if United ultimately grants such authority prior to January 2, 2002. Under the terms of the Agreements, the Company pays United monthly fees based on the total number of revenue passengers boarded by the Company on its flights for the month. The fee per passenger is subject to periodic increases during the duration of the ten year extension period. The agreement allows the Company to operate under United's colors, utilize the "United Express" name and identify its flights using United's designator code. The Company believes that its relationship with United substantially enhances its ability to compete for passengers. The loss of the Company's affiliation with United could have a material adverse effect on the Company's business.

                    The Agreements require the Company to obtain United's consent to operate service between city pairs as "United Express". If the Company experiences net operating expenses that exceed revenues for three consecutive months on any required route, the Company may withdraw from that route if United and the Company are unable to negotiate an alternative mutually acceptable level of service for that route. The Agreements also require the Company to obtain United's approval if it chooses to enter into code-sharing arrangements with other carriers, but do not prohibit United from competing, or from entering into agreements with other airlines who would compete, on routes served by the Company. The Agreements may be canceled if the Company fails to meet certain financial tests or performance standards or fails to maintain certain minimum flight frequency levels.

                    The Company's pilots are represented by the Airline Pilots Association ("ALPA"), its flight attendants by the Association of Flight Attendants ("AFA"), and its mechanics by the Aircraft Mechanics Fraternal Association ("AMFA").

                    The ALPA collective bargaining agreement was amended on February 26, 1997 and becomes amendable again in February 2000. The current contract modified work rules to allow more flexibility, includes regional jet pay rates, and transfers pilots into the Company's employee benefit plans.

                    The AMFA was certified as the collective bargaining representative elected by mechanics and related employees of the Company in 1994.
                    On June 22, 1998, the Company's mechanics ratified an initial four year contract. The new contract includes a pay scale comparable to the regional airline industry and a one-time signing bonus, and allows the mechanics to participate in the Company's employee benefit plans.
<PAGE 45>
                    The Company's contract with the AFA became amendable on April 30, 1997. An agreement was negotiated and agreed to between the Company and AFA during 1998, and was ratified by the Company's flight attendants on October 11, 1998. The new agreement is for a four year duration and provides for a higher starting pay rate and a pay scale and per diem rate comparable to the regional airline industry.

                    The Company believes that the wage rates and benefits for other employee groups are comparable to similar groups at other regional airlines. The Company is unaware of significant organizing activities by labor unions among other non-union employees at this time.

                 (g)Use of Estimates

                    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions regarding valuation of assets, recognition of liabilities for costs such as aircraft maintenance, differences in timing of air traffic billings from United and other airlines, operating revenues and expenses during the period and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimated.
                 (h)Expendable Parts

                    Expendable parts and supplies are stated at the lower of cost or market, less an allowance for obsolescence of $232,600 and $318,000 as of December 31, 1997 and 1998, respectively. Expendable parts and supplies are charged to expense as they are used. Amounts charged to costs and expenses for obsolescence in 1996, 1997 and 1998 were $49,950, $62,652 and $86,000, respectively.

                 (i)Property and Equipment

                    Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets which range from five to sixteen and one half years. Capital leases and leasehold improvements are amortized over the remaining life of the lease. Amortization of capital leases and leasehold improvements is included in depreciation expense.
<PAGE 46>
                    The Company periodically evaluates whether events and circumstances have occurred which may impair the estimated useful life or the recoverability of the remaining balance of its long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss would be recognized by the Company.

                 (j)Preoperating Costs

                    Preoperating costs represent the cost of integrating new types of aircraft. Such costs, which consist primarily of flight crew training and aircraft ownership related costs, are deferred and amortized over a period of four years on a straight-line basis.

                    During 1997 the Company capitalized approximately $2.1 million of these costs related to the introduction of the regional jet ("RJ") into the Company's fleet. Accumulated amortization of preoperating costs at December 31, 1997 and 1998 were $53,000 and $571,000, respectively. In 1997, the J-41 preoperating costs were completely amortized. In 1999, the Company will write-off the remaining unamortized preoperating costs balance (See Note 16).

                 (k)Intangible Assets

                    Goodwill of approximately $3.2 million, representing the excess of cost above the fair value of net assets acquired in the acquisition of ACA, is being amortized by the straight-line method over twenty years. The primary financial indicator used by the Company to assess the recoverability of its goodwill is undiscounted future cash flows from operations. The amount of impairment, if any, is measured based on projected future cash flows using a discount rate reflecting the Company's average cost of funds. Costs incurred to acquire slots are being amortized by the straight-line method over twenty years. Accumulated amortization of intangible assets at December 31, 1997 and 1998 was $1.1 million and $1.3 million, respectively.

                 (l)Maintenance

                    The Company's maintenance accounting policy is a combination of expensing events as incurred and accruing for certain maintenance events. For the J-41 and J-32 aircraft, the Company accrues for airframe components and certain engine repair costs on a per flight hour basis. For the RJ
<PAGE 47>
                    aircraft, the Company accrues for the replacement of major engine life limited parts on a per cycle basis and for APU repairs on a per APU hour basis. All other maintenance costs are expensed as incurred.

                 (m)Deferred Credits

                    The Company accounts for incentives provided by the aircraft manufacturers as deferred credits for leased aircraft. These credits are amortized on a straight-line basis as a reduction to lease expense over the respective lease term. The incentives are credits that may be used to purchase spare parts, pay for pilot training expenses, satisfy aircraft return conditions or be applied against future rental payments.

                 (n)Income Taxes

                    The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled.

                 (o)Stock-Based Compensation

                    The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed under Accounting Principles Board (APB) No. 25. Under these principles, the Company records compensation expense for stock options and awards only if the exercise price is less than the fair market value of the stock on the measurement date.
<PAGE 48>
                 (p)Income Per Share

                    Basic income per share is computed by dividing net income, after deducting any preferred dividend requirements, by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing net income, after deducting any preferred dividend requirements, by the weighted average number of common shares outstanding and common stock equivalents, which consist of shares subject to stock options computed using the treasury stock method. In addition, dilutive convertible securities are included in the denominator while interest, on convertible debt, net of tax, is added back to the numerator.

                    In  1996,  the  dilutive  effect  of  convertible
                    preferred stock is included in the calculation of diluted income per share. In 1997, the calculation included the dilutive effect of new convertible debt, but not the convertible preferred stock as it was redeemed in 1996. In 1998, the calculation included the dilutive effect of the convertible debt issued in 1997
<PAGE 49>
                   A reconciliation of the numerator and denominator used in computing income per share is as follows (in thousands, except per share amounts):

                             1996          1997          1998
                        Basic  Diluted Basic  Diluted  Basic  Diluted
Share calculation:
Average number of common
    shares              16,962  16,962  15,647  15,647  18,128  18,128
     Outstanding
         Incremental
    shares due to            -     622      -      701      -      876
    assumed exercise of
    options
  Incremental shares
    due to assumed        -        256  -          -  -          -
    conversion of
    preferred stock
  Incremental shares
    due to assumed            -          -      -  3,164      -  3,182
    conversion of
    convertible debt
  Weighted average
    common shares       16,962  17,840  15,647  19,512  18,128  22,186
       Outstanding

Adjustments to net
    income:
Net income             $19,158 $19,158 $14,500 $14,500 $30,412 $30,412

  Preferred dividend
    requirements based
    on average number     (64)      -      -      -      -      -
    of preferred shares
    Interest expense on      -      -      -  1,187      -  1,202
    convertible debt,
         net of tax
  Net income available
    to common
    shareholders         $19,094 $19,158 $14,500 $15,687 $30,412 $31,614

    Net income per
    share                $1.13  $1.08  $0.93  $0.80  $1.68  $1.42

                 (q)Reclassifications

                    Certain   prior   year  amounts  as   previously
                    reported have been reclassified to conform to the current year presentation.

                 (r)Interest rate hedges

                    The Company has periodically used swaps to hedge the effects of fluctuations in interest rates associated with aircraft financings. These transactions meet the requirements for current hedge accounting. Gains and losses resulting from the interest rate swap contracts are deferred until the contracts are settled and then amortized over the aircraft lease term or capitalized as part of acquisition cost, if purchased, and depreciated over the life of the aircraft.
<PAGE 50>
                 (s)Segment Information

                    In 1998, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services. Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by chief operating decision makers in deciding how to allocate resources or in assessing performance.

                    The Company's chief decision makers assess operating and financial performance based on the consolidated results of the Company and accordingly, no further disclosure of segment information is considered necessary. Substantially all of the Company's revenues and operating activity relate to passenger airline transportation service. The Company does not have any international service.

2.  Property     Property and equipment consist of
and              the following:
     Equipment

                 (in thousands)                       1997      1998
                 December 31,
                 Owned aircraft and improvements         $         $
                                                    18,916    58,912
                 Improvements to leased aircraft     3,521     4,949
                 Flight equipment, primarily        18,456    27,420
                    rotable spare parts
                 Maintenance and ground equipment    4,166     5,850
                 Computer hardware and software      2,029     2,408
                 Furniture and fixtures                445       753
                 Leasehold improvements              1,831     2,144
                                                    49,364   102,436
                 Less:  Accumulated depreciation     8,726    14,110
                    and amortization
                                                  $ 40,638  $88,326


<PAGE 51>
3.  Accrued        Accrued liabilities consist of the
     Liabilities      following:

                (in thousands)
                   December 31,
                                                    1997     1998
                Payroll and employee benefits     $  6,914 $  9,597
                Air traffic liability                1,404      516
                Interest                             1,352    1,061
                Aircraft rents                       1,644    2,118
                Passenger related expenses           2,441    3,233
                Maintenance costs                    3,589    3,866
                Fuel                                   977    2,260
                Taxes payable                        2,704        -
                Other                                2,306    3,679
                                                   $23,331  $26,330

4.  Debt        On  November  1,  1995, the Company entered  into  a
                line   of   credit   agreement  with   a   financial
                institution  which, based on a specified  percentage
                of   outstanding  interline  receivables  (financing
                base),   provides  for  borrowings  of  up  to   $20
                million.   The  line of credit is collateralized  by
                accounts  receivable  and  general  intangibles  and
                will   expire  on  September  30,  2000,   or   upon
                termination   of   the  United   Express   marketing
                agreement,   whichever  is  sooner.    Interest   is
                payable  monthly at an annual rate of prime plus  1%
                (9%  at December 31, 1998).  The Company has pledged
                approximately   $5.8  million  of   this   line   as
                collateral  to  secure letters of credit  issued  on
                behalf  of  the Company.  At December 31, 1998,  the
                Company's  remaining available borrowing  limit  was
                approximately  $7.5 million. There  was  no  balance
                outstanding  under  the line of credit  at  December
                31,  1997 or December 31, 1998. On February 8, 1999,
                the  Company replaced the $20 million line of credit
                agreement  with  a  new  line  of  credit  with  two
                financial    institutions   which    provides    for
                borrowings up to $35 million. See footnote 15 for additional information regarding this matter.







<PAGE 52>

      Long-term debt consists of the following:
      (in thousands)
      December 31,                                      1997       1998
      Convertible subordinated notes, principal
         due July 1, 2004, interest payable in
         semi-annual installments on the             $57,500    $19,820
         outstanding principal with interest at
         7%, unsecured.

      Equipment Notes associated with Pass
         Through Trust Certificates, due
               January 1, 2008 and January 1,
         2010, principal payable annually through
         January 1, 2006 and semi-annually            16,431     15,388
         thereafter through maturity, interest
         payable semi-annually at 7.49%
         throughout term of notes, collateralized
         by J-41 aircraft.

      Notes payable to supplier, due December
         1999, principal and interest payable in
         monthly installments of $14,027, with           331        161
         interest at 8%, collateralized by flight
         equipment, spare engines and parts, and
         ground equipment.

      Notes payable to supplier, due between May
         15, 2000 and January 15, 2001, principal      1,225      1,839
         payable monthly with interest of 6.74%
         and 7.86%, unsecured.

      Notes payable to institutional lenders, due
         between March 29 and May 19, 2015,
         principal payable semiannually with               -     25,556
         interest of 5.65% and 5.88% through
         maturity, collateralized by RJ aircraft.

      Note payable to institutional lender,
         principal payable monthly with interest         217          -
         at 6.61%, unsecured.

      Note payable to institutional lender, due
         October 2, 2006, principal payable                -      3,975
         semiannually with interest at 6.56%,
         collateralized by J41 aircraft.

      Other                                                2          -
      Total                                           75,706     66,739
      Less:  Current Portion                           1,851      3,450
                                                     $73,855    $63,289

                In September 1997, approximately $112 million of pass through certificates were issued in a private placement by separate pass through trusts, which used the proceeds to purchase equipment notes (the "Equipment Notes") issued in connection with (i) leveraged lease transactions relating to four J-41s and six RJs (delivered or expected to be delivered), all of which are leased to the Company (the "Leased Aircraft"), and (ii) the financing of four J-41s owned by the Company (the "Owned Aircraft"). The Equipment Notes issued with respect to the Owned Aircraft are direct obligations of ACA, guaranteed by ACAI and are included as debt obligations in the accompanying financial statements. These borrowings carry a weighted average interest rate of approximately 7.49% with three Equipment Notes maturing on January 1, 2008, and one Equipment Note maturing January 1, 2010. The Equipment Notes issued with respect to the Leased Aircraft are neither debt obligations of ACA nor guaranteed by ACAI.
<PAGE 53>
                With respect to one RJ leased aircraft, at December 31, 1997 (the "Prefunded Aircraft"), the proceeds from the sale of the Equipment Notes were deposited into collateral accounts, to be released at the closing of a leveraged lease related to the Prefunded Aircraft. In January 1998, an equity investor purchased this aircraft and entered into a leveraged lease with the Company and the collateral accounts were released.

                In July 1997, the Company issued $57.5 million aggregate principal amount of 7% Convertible Subordinated Notes due July 1, 2004 ("the Notes"). The Notes are convertible into 6.4 million shares of Common Stock, $9 per share, (after giving effect to the stock split on May 15, 1998) subject to certain adjustments. Interest on the Notes is payable on April 1 and October 1 of each year. The Notes are not redeemable by the Company until July 1, 2000. Thereafter, the Notes will be redeemable, at any time, on at least 15 days notice at the option of the Company, in whole or in part, at the redemption prices set forth in the Indenture dated July 2, 1997, in each case, together with accrued interest. The Notes are unsecured and subordinated in right of payment in full to all existing and future Senior Indebtedness as defined in the Indenture. The holders of the Notes have certain registration rights with respect to the Notes and the underlying Common Stock.

                In January 1998, approximately $5.9 million of the Notes were converted, pursuant to their original terms, into 660,826 shares of Common Stock. From March 20, 1998 to April 8, 1998, the Company temporarily reduced the conversion price from $9 to $8.86 for holders of the Notes. During this period, $31.7 million of the Notes converted into approximately 3.6 million shares of Common Stock. As a result of this temporary price reduction, the Company recorded a non-cash, non-operating charge to earnings during the second quarter of 1998 of $1.4 million representing the fair value of the additional shares distributed upon conversion.

                On April 1, 1997, the Company executed an $11 million short-term promissory note for deposits related to the acquisition of RJs. The promissory note was paid in full on July 2, 1997 from the proceeds of the Notes issued on July 2, 1997 as described above. During 1997, the Company retired $3.1 million of certain high interest rate debt with the proceeds of the Notes.

                On September 29, and November 19, 1998 the Company issued long-term promissory notes for $12.7 million and $12.9 million respectively, for the acquisition
                of  two  new  RJ  aircraft.   The  promissory  notes
                mature   on  March  29,  2015  and  May   19,   2015
                respectively, and are collateralized by the RJ aircraft delivered, with principal and interest at rates of 5.65% and 5.88%, payable on a semi-annual basis through maturity.
<PAGE 54>
                On September 29, 1998, the Company issued a long-term promissory note for approximately $4 million for  the  acquisition  of one  Jetstream  41  ("J-41)
                aircraft that was delivered in December 1997 under an interim manufacturer financing arrangement. The promissory note matures on October 2, 2006 and is collateralized by the J-41 aircraft delivered with principal and interest, at a rate of 6.56%, payable semiannually through maturity.

                As of December 31, 1998, maturities of long-term debt are as follows:
                (in thousands)

                1999                   $  3,450
                2000                      3,439
                2001                      2,575
                2002                      2,742
                2003                      2,865
                Thereafter               51,668
                                        $66,739

                The Company has various financial covenant requirements associated with its debt and United marketing agreements. These covenants require meeting certain financial ratio tests, including tangible net worth, net earnings, current ratio and debt service levels.

5. Obligations The Company leases certain equipment for Under noncancellable terms of more than one year. The net
Capital         book  value of the equipment under capital leases  at
     Leases     December 31, 1997 and 1998, is $4.5 million and  $3.0
                million,  respectively.  The leases were  capitalized
                at  the  present  value of the lease  payments.   The
                weighted average interest rate for these leases is approximately 8 %.

                 At December 31, 1998, the future minimum payments, by year and in the aggregate, together with the present value of the net minimum lease payments, are as follows:
<PAGE 55>
                  (in thousands)
                Year Ending December 31,
                 1999                                       $  1,501
                 2000                                            686
                 2001                                            453
                 2002                                            358
                 2003                                            161
                 Future minimum lease payments                 3,159
                 Amount representing interest                    379
                 Present value of minimum lease                2,780
                payments
                 Less:  Current maturities                     1,334
                                                            $  1,446

6.  Operating    Future  minimum  lease payments under  noncancellable
     Leases      operating leases at December 31, 1998 are as follows:

                 (in thousands)

                Year ending December 31,            Aircraft
                Other                             Total
                1999                $42,322    $2,789       $45,111
                2000                 42,057     2,640        44,697
                2001                 40,684     2,498        43,182
                2002                 39,992     2,060        42,052
                2003                 38,257     2,078        40,335
                Thereafter          259,880    29,108       288,988
                  Total  minimum   $463,192  $41,173       $504,365
                  lease payments

                 Certain of the Company's leases require aircraft to be in a specified maintenance condition at lease termination or upon return of the aircraft.

                The Company's lease agreements generally provide that the Company pay taxes, maintenance, insurance and other operating expenses applicable to leased assets. Operating lease expense related to aircraft was $33.8 million; $35.7 million; and $37.5 million for the years ended December 31, 1996, 1997 and 1998, respectively.


7.  Stockholders'  Stock Split
       Equity
                On April 14, 1998, the Company declared a 2-for-1 stock split payable as a stock dividend on May 15, 1998. The stock dividend was contingent on shareholder approval to increase the number of authorized Common Shares from 15,000,000 to 65,000,000 shares. Shareholder approval was obtained on May 5, 1998. The effect of this stock split is reflected in the calculation of income per share and in the stock option table presented below as of and for the years ended December 31, 1996, 1997 and 1998, respectively.
<PAGE 56>
                Stock Option Plans
                The Company has two nonqualified stock option plans which provide for the issuance of options to purchase common stock of the Company to certain employees and directors of the Company. Under the plans, options are granted by the compensation committee of the board of directors and vest over a one, three or five year period, commencing one year after the date of the grant.

                In 1998, the Company's shareholders approved the addition of one million shares to the Company's stock based compensation plans. The Company has reserved 4,000,000 shares of common stock for issuance upon the exercise of options and stock awards granted under the plans.

                A summary of the status of the Company's stock options awarded as of December 31, 1996, 1997 and 1998 and changes during the periods ending on those dates is presented below:

                              1996           1997            1998
                            Weighted-      Weighted-       Weighted-
                            average         average          average
                            Shares          Shares           Shares
                            exercise      exercise          exercise
                                price           price          price
Options outstanding at  1,459,116   $1.43 1,916,784 $3.16 2056922 $5.14
beginning of year
Granted                  791,000    $5.71  684,000  $8.91 539000 $19.42
Exercised                284,998    $1.24  481,194  $2.60 572023  $4.33
Canceled                  48,334    $3.92   62,668  $5.45 260000 $17.25
Options outstanding at  1,916,784   $3.16  2056922  $5.14 1763899 $7.97
end of year

Options exercisable at  1,062,887  $1.67  916,568 $2.27  872,878  $3.88
year-end
Options available for   1,649,514       1,028,182        649,182
granting at year end

Weighted-average fair
value of options         $4.25           $6.49          $11.88
granted during the
year

                The Company awarded 100,000 shares of restricted stock to certain employees during 1998. These shares vest over three years. The Company recognized $281,000 in compensation expense associated with these awards and $293,000 associated with other stock options awards during 1998. No such expense was recognized in the years ended 1996 and 1997.

                The Company uses the Black Sholes stock option model to estimate fair value. A risk-free interest rate of 5.25%, 5.8% and 4.73% for 1996, 1997 and 1998, respectively, a volatility rate of 71%, 50% and 55% for 1996, 1997 and 1998, respectively, with an expected life of 7.5 years for 1996 and 1997 and 6.5 years for 1998, was assumed in estimating the fair value. No dividend rate was assumed for any of the years.

<PAGE 57>
                The following table summarizes information about stock options outstanding at December 31, 1998:

<CAPTION
                         Options Outstanding      Options Exercisable
                              Weighted-
                     Number    average  Weighted-  Number    Weighted-
                    outstand  remainin   average  exercisa   average
Range of exercise    ing at       g     exercise     ble     exercise
      price         12/31/98  contract    price   12/31/98    price
                              ual life
                               (years)
$0.00  -  $3.23      527,666        3.9   $  1.13   527,666   $  1.13
$3.23 -   $6.45      290,113        7.4   $  5.20   134,114   $  4.82
$6.45 -   $9.68      415,181        8.2   $  7.63   108,502   $  7.83
$9.68 -   $12.90     246,939        8.8    $11.08    76,930    $11.05
$12.90 - $16.13       86,000        9.7    $14.43     1,666    $15.25
$16.13 - $19.35       68,000        9.1    $17.25    24,000    $17.25
$19.35 - $22.58        1,000        9.8    $20.00         -   $  0.00
$22.58 - $29.03       49,500        9.9    $24.61         -   $  0.00
$29.03 - $32.25       79,500        9.4    $30.24         -   $  0.00
                    1,763,899       7.1   $  7.97   872,878   $  3.88

                The following summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value. The proforma information disclosed below does not include the impact of awards made prior to January 1, 1995 (in thousands, except per share data):
<PAGE 58>

                      1996            1997              1998
                   As      Pro     As      Pro      As      Pro
                Reporte   Forma  Report   Forma   Reporte  Forma
                   d               ed                d
   Net Income   $        $       $        $       $       $
                19,158   18,117  14,500   13,436  30,412  27,201

   Basic
   earnings     $        $       $        $       $       $
    per share   1.13     1.07    0.93     0.86    1.68    1.50

   Diluted
   earnings     $        $       $        $       $       $
   per share    1.08     1.02    0.80     0.75    1.42    1.28

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

8.  Employee    Employee Stock Ownership Plan
   Benefit
        Plans   The  Company  established an Employee Stock  Ownership
                Plan   (the   "ESOP")   covering   substantially   all
                employees.  For each of the years 1992  through  1995,
                the  Company made contributions to the ESOP which were
                used  in part to make loan and interest payments.   No
                contributions were made to the ESOP in 1996,  1997  or
                1998.   Shares of common stock acquired  by  the  ESOP
                are to be allocated to each employee based on the employee's annual compensation. The number of shares allocated to the plan at December 31, 1998 was 1,110,754.

                Effective June 1, 1998, the Board of Directors of the Company voted to terminate the Plan. On March 15, 1999, the Internal Revenue Service issued a determination letter notifying the Company that the termination of the Plan does not adversely affect the Plan's qualification for federal tax purposes. Upon termination of the Plan, a participant becomes 100% vested in his or her account. The interest of each participant will be distributed to such participant or his or her beneficiary at the time prescribed by the Plan terms. As a result of this termination, no new participants were eligible to join the Plan during 1998.
<PAGE 59>
                401K Plan

                Effective  January  1,  1992, the  Company  adopted  a
                401(k) Plan (the "Plan"). The Plan covers substantially all full-time employees who meet the Plan's eligibility requirements. Employees may elect a salary reduction contribution up to 17% through June 30, 1998 and 15% thereafter of their annual compensation not to exceed the maximum amount allowed by the Internal Revenue Service.

                Effective October 1, 1994, the Plan was amended to require the Company to make contributions to the Plan for eligible pilots in exchange for certain concessions. These contributions are in excess of any discretionary contributions made for the pilots under the original terms of the plan. These contributions are 100% vested and equal to 3% of the first $15,000 of each eligible pilot's compensation plus 2% of compensation in excess of $15,000. The Company's contributions for the pilots shall not exceed 15% of the Company's adjusted net income before extraordinary items for such plan year. The Company's obligations to make contributions with respect to all plan years in the aggregate is limited to $2.5 million. Contribution expense was approximately  $370,000, $445,000, and  $552,000  for
                1996, 1997 and 1998, respectively.

                Effective June 1, 1995 and October 1, 1998, the Plan was amended to allow the Company to make a discretionary matching contribution for non-union employees, pilots and mechanics equal to 25% of salary contributions up to 4% of total compensation. The Company's matching contribution, if any, vests ratably over five years. Contribution expense was
                approximately  $29,000,  $133,000  and  $235,000   for
                1996, 1997 and 1998, respectively. Effective April 1, 1997, all eligible pilots were included under the terms of the Plan.

                Profit Sharing Programs

                The Company has profit sharing programs which result in periodic payments to all eligible employees. Profit sharing compensation, which is based on attainment of certain performance and financial goals, was approximately $2.6 million, $3.6 million, and $3.9 million in 1996, 1997 and 1998, respectively.

<PAGE 60>
   9.  Income   The  provision (benefit) for income taxes includes the
                following components:
     Taxes
                (in thousands)
                Year Ended December 31,
                1996                 1997                  1998
                Federal:
                     Current                   $         $          $
                                           1,699     7,342     13,580
                     Deferred            (1,344)     1,907      3,591
                Total          federal       355     9,249     17,171
                provision
                State:
                     Current                 391     2,545      3,161
                     Deferred              (296)       545        801
                Total state provision         95     3,090      3,962
                Total provision            $ 450   $ 12,339    $ 21,133

                A   reconciliation  of  income  tax  expense  at   the
                applicable federal statutory income tax rate of 35% to the tax provision recorded is as follows:

                (in thousands)
                Year   ended  December
                31,                         1996       1997      1998
                Income tax expense
                    at statutory rate    $ 6,863    $ 9,394   $18,041
                Increase    (decrease)
                in tax expense due to:
                Change     in
                valuation                (1,640)          -         -
                 allowance
                Utilization  of
                net operating            (5,811)          -         -
                                  loss
                carryforward
                             Permanent
                differences                   58        937       517
                       and other
                        State   income
                taxes, net                   980      2,008     2,575
                          of   federal
                benefit
                Income tax expense      $    450    $12,339   $21,133

                Deferred income taxes result from temporary differences which are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than for financial reporting purposes.


<PAGE 61>
                The following is a summary of the Company's deferred income taxes as of December 31, 1997, and 1998:

                 (in thousands)
                 December 31,
                                                      1997       1998
                 Deferred tax assets:
                      Engine maintenance          $ 1,489   $   1,268
                 accrual
                      Intangible assets             1,139         934
                      Air traffic liability           746         503
                      Allowance for bad debts         150         146
                   Deferred aircraft rent               -         530
                      Deferred credits              1,940       2,335
                      Accrued vacation                392         534
                      Other                           323         582
                         Total deferred tax         6,179       6,832
                 assets

                 Deferred tax liabilities:
                      Depreciation and            (4,614)     (9,756)
                 amortization
                      Preoperating costs            (828)       (596)
                      Other                          (49)       (184)
                          Total deferred tax      (5,491)    (10,536)
                 liabilities
                 Net deferred income tax         $    688   $(3,704)
                 assets (liabilities)

                 No valuation allowance was established in either 1997 or 1998 as the Company believes it is more likely than not that the deferred tax assets can be realized.

                 The Tax Reform Act of 1986 enacted an alternative minimum tax ("AMT") system, generally effective for taxable years beginning after December 31, 1986. The Company is not subject to alternative minimum
                 tax  for the year ended December 31, 1998.   An  AMT
                 tax credit carryover of approximately $564,000 was fully utilized in 1997.

10.              Aircraft
   Commitments
   and
                 As of December 31, 1998, the Company had a total of Contingencie 29 RJs on order from Bombardier, Inc., and held
   s options for 27 additional RJs. Of the remaining firm aircraft deliveries, nine are scheduled for delivery in 1999, nine in 2000 and eleven in 2001. The Company is obligated to purchase and finance
                 (including leveraged leases) the 29 firm ordered aircraft at an approximate capital cost of $539 million.

                 The Company is continually assessing its fleet requirements, including the feasibility of operating less than 50-seat regional jets. The Company requires United's approval for the addition of regional jet aircraft that exceed its current allocation.
<PAGE 62>
                 The Company previously announced that it is exploring alternatives to accelerate the retirement of its fleet of 28 leased 19 seat J-32 aircraft. The Company is assessing plans to target the phase-out of the J-32 from its United Express operation by the end of 2001. As of March 1, 1999, the Company has J-32 operating lease commitments with remaining lease terms ranging from three to seven years and related minimum lease payments of approximately $47 million. The Company intends to complete its analysis of a phase-out plan, including quantification of any one-time fleet rationalization charge, during 1999.

                 Training

                 The Company has entered into an agreement with Pan Am International Flight Academy ("PAIFA") whereby PAIFA will develop a RJ simulator training facility. The Company has committed to purchase an annual minimum number of simulator training hours for a period of ten years at a guaranteed fixed price once the facility receives Federal Aviation Administration ("FAA") certification.

                 At   December   31,  1998,  the  Company's   payment
                 obligations are as follows:

                 (in thousands)
                 Year ended December 31,

                 1999                $   -
                 2000                 1,748
                 2001                 1,331
                 2002                 1,351
                 2003                 1,371
                 Thereafter           7,457
                                    $13,258

                 Derivative Financial Instruments

                 In July 1997, the Company entered into a series of put and call contracts having an aggregate notional amount of $39.8 million. The contracts matured between March and September 1998. The contracts were entered into as an interest rate hedge designed to limit the Company's exposure to interest rate changes on the anticipated issuance of permanent financing relating to the delivery of aircraft in 1998. During 1998, the Company settled these contracts, paying the counterparty approximately $2.3 million, and is amortizing this cost over the life of the related aircraft leases or is depreciating the cost as part of the aircraft acquisition cost for owned aircraft. On July 2, 1998, the Company entered into additional put and call contracts having an aggregate notional amount of $51.8 million to hedge its exposure to interest rate changes on the anticipated issuance of permanent financing for six RJ aircraft scheduled for delivery between October 1998 and April 1999.
<PAGE 63>
                In  the fourth quarter 1998, the Company settled two
                 contracts, paying the counterparty approximately $700,000, and is amortizing this cost over the life of the related aircraft lease for the leased aircraft and is depreciating the cost as part of the aircraft acquisition cost for the owned aircraft. The Company would have been obligated to pay the counterparty approximately $1.5 million had the remaining contracts settled on December 31, 1998.

                 In September and December 1998, the Company entered into call option contracts to hedge price changes on approximately 34,000 barrels of jet fuel per month during the period from January 1999 to June 1999. The contracts provide for a premium payment of approximately $273,000 and set a cap on the average maximum price equal to 40.625 cents per gallon of jet fuel excluding taxes and into-plane fees with the premium and any gains on this contract to be recognized as a component of fuel expense during the period in which the Company purchases fuel. In October and November 1998, the Company entered into commodity swap transactions to hedge price changes on approximately 34,000 additional barrels of jet fuel per month during the period from January 1999 to June 1999. The contracts provide for an average fixed price of 44.35 cents per gallon of jet fuel with any gains or losses recognized as a component of fuel expense during the period in which the Company purchases fuel. With these transactions, the Company has hedged approximately 80% of its jet fuel requirements for the first half of 1999. Had the commodity swap transactions settled on December 31, 1998, the Company would have incurred approximately $900,000 in additional fuel expense.


 11.             The  Company  wrote off the remaining  accruals  for
   Restructuring restructuring costs of $426,000 as of  December  31,
        Charges 1996 related to a fleet simplification plan initiated in 1994. No similar costs were recorded in 1997 or 1998.

 12.  Litigation The  Company  is  a party to routine litigation  and
                 FAA proceedings incidental to its business, none of which is likely to have a material effect on the Company's financial position or the results of its operations.

                 The Company was a party to an action pending in the United States District Court for the Southern District of Ohio, Peter J. Ryerson, administrator of the estate of David Ryerson, v. Atlantic Coast Airlines, Case No. C2-95-611. In September and October 1998, this action and all related litigation was settled, the cost of which was covered  by  insurance  and was  not  borne  by  the
                 Company.
<PAGE 64>
                 The Company is also a party to an action pending in the United States Court of Appeals for the Fourth Circuit known as Afzal v. Atlantic Coast Airlines, Inc. (No. 98-1011). This action is an appeal of the December 1997 decision granted in favor of the Company in a case claiming wrongful termination of employment brought in the United States District Court for the Eastern District of Virginia known as Afzal v. Atlantic Coast Airlines, Inc. (Civil Action No. 96-1537-A). The Company does not expect the outcome of this case to have any material adverse effect on its financial condition or results of its operations.

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

                 Unless quoted market price indicates otherwise, the fair values of cash and cash equivalents, short term investments, accounts receivable and accounts payable generally approximate market because of the short maturity of these instruments. The Company has estimated the fair value of long term debt based on quoted market prices.

                  The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows (brackets denote liability):

                  (in thousands)    December 31,        December 31,
                                        1997                1998
                                Carrying   Estimated   Carrying Estimated
                                 Amount     Fair         Amount   Fair
                                          Value                  Value
                 Cash and cash
                   equivalents    $39,167  $39,167  $64,412  $64,412
                 Short-term
                 investments      10,737   10,737   63           63
                  Long-term debt (75,706)(120,125) (66,739)  (101,975)

                  See note 10 for information regarding the fair value of derivative financial instruments.

14.               Supplemental disclosures of cash flow
   Supplemental   information:
   Cash Flow      Year ended December 31,
                  (in thousands)
                  Cash paid during the
   Information    period for:               1996    1997    1998

                        - Interest         $883    $1,778  $3,665
                        - Income taxes     1,319   5,767   15,426
<PAGE 65>
                  The  following  non  cash investing  and  financial
                  activities took place in 1996, 1997 and 1998:

                  In 1996, the Company acquired $1.2 million in rotable parts, ground equipment, telephone system upgrades and Director's and Officer's Liability
                  Insurance under capital lease obligations and by issuing notes. These purchases were financed by suppliers and outside lenders.

                  In  1997,  the  Company acquired  $2.9  million  in
                  rotable   parts,  spare  engines,  market  planning
                  software  and  other  fixed assets  and  expendable
                  parts  under capital lease obligations and  through
                  the  use  of manufacturers credits.  As of December
                  31, 1997, there was a remaining balance of $700,000
                  in earned, but unused manufacturer credits which is
                  reflected in accounts receivable.

                  In November 1997, the Company received $4.3 million in additional manufacturers credits pursuant to the terms of aircraft agreements of which $261,000 was received in cash by the end of 1997 leaving a balance of $4.1 million due from the manufacturer as of December 31, 1997. Such amount has been classified as other assets.

                  In   September  and  December  1998,  the   Company
                  received  $352,000 of manufacturers  credits  which
                  were applied against the purchase price of two  RJs
                  purchased  in  1998  from  the  manufacturer.   The
                  credits  will  be  utilized primarily  through  the
                  purchase  of rotable parts and other fixed  assets,
                  expendable parts, and pilot training.

                  In   1998,   the  Company  acquired  $3.0   million
                  consisting  primarily of rotable  parts  and  other
                  fixed  assets  and expendable parts  under  capital
                  lease   obligations   and  through   the   use   of
                  manufacturer  credits.  As of  December  31,  1998,
                  there  was  a  remaining balance  of  approximately
                  $607,000 in earned, but unused manufacturer credits
                  which is reflected in accounts receivable.

                  In 1998, the note holders elected to convert $37.8 million of the Company's Notes to common stock resulting in a recognition of $1.4 million of debt conversion expense.

                  In April 1998, the Company declared a 2-for-1 stock
                  split  payable  as a stock dividend.   Pursuant  to
                  this   dividend,  $193,000  was  transferred   from
                  additional  paid-in  capital  to  common  stock  to
                  properly maintain the par value per share.
<PAGE 66>
                  On  September 29, and November 19, 1998 the Company
                  issued long-term promissory notes for $12.7 million
                  and $12.9 million respectively, for the acquisition
                  of  two  new  RJ  aircraft.  The  promissory  notes
                  mature  on   March  29,  2015  and  May  19,   2015
                  respectively,  and  are collateralized  by  the  RJ
                  aircraft delivered with principal and interest,  at
                  rates  of  5.65% and 5.88%, payable on a semiannual
                  basis through maturity.

                  In 1998, the Company capitalized $1.7 million in interest related to a $15 million deposit with a manufacturer.

   15.            SubsequentIn February 1999, the Company entered into an
     Events       asset-based lending agreement  with two  financial
                  institutions that provides the Company with a  line
                  of  credit of up to $35 million, depending  on  the
                  amount of assigned ticket receivables and the value
                  of  certain rotable spare parts.  Borrowings  under
                  the line of credit can provide the Company a source
                  of  working  capital  until  proceeds  from  ticket
                  coupons  are  received.  The line is collateralized
                  by  all  of  the Company's receivables and  certain
                  rotable  spare  parts.   The Company  pledged  $2.9
                  million  of  this line of credit as  collateral  to
                  secure  letters of credit issued on behalf  of  the
                  Company by a financial institution.

                  In   the   second  quarter  of  1998,  the  Company
                  announced that the Metropolitan Washington  Airport
                  Authority  ("MWAA"),  in  coordination   with   the
                  Company, will build an approximately 69,000  square
                  foot  regional  passenger concourse  at  Washington
                  Dulles  International  Airport.   The  facility  is
                  scheduled  to  open in May 1999.  The new  facility
                  will   offer   improved  passenger  amenities   and
                  operational   enhancements,   and   will    provide
                  additional space to support the Company's  expanded
                  operations resulting from the introduction of  RJs.
                  The    facility   will   be   designed,   financed,
                  constructed, operated and maintained by  MWAA,  and
                  will be leased to the Company.  The lease rate will
                  be determined based upon final selection of funding
                  methods  and  rates. MWAA has agreed  to  fund  the
                  construction  through the proceeds  of  bonds  and,
                  subject  to approval by the FAA, passenger facility
                  charges  ("PFC").  In  order  to  obtain  the  most
                  favorable  permanent financing, the Company  agreed
                  to  obtain its own interim financing from  a  third
                  party lender to fund a portion of the total program
                  cost  of  the  regional concourse for approximately
                  $15  million.   MWAA  has  agreed  to  replace  the
                  Company's  interim financing with the  proceeds  of
                  bonds or, if obtained, PFC funds, no later than one
                  year  following the substantial completion date  of
                  the project. If MWAA replaces the interim financing
                  with  PFC  funding rather than bond financing,  the
                  Company's  lease cost will be significantly  lower.
                  The  Company obtained financing for this obligation
                  from  two  banks in February 1999 and has  borrowed
                  $4.5  million  through March  1,  1999.   MWAA  has
                  agreed  to reimburse principal borrowings  but  the
                  Company will be responsible for all interest costs.
<PAGE 67>
   16.  Recent    The   American   Institute   of   Certified   Public
   Accounting     Accountants  issued  Statement of Position  98-5  on
   Pronouncement  accounting    for    start-up    costs,    including
   s              preoperating  costs related to the  introduction  of
                  new  fleet  types by airlines.  The  new  accounting
                  guidelines   will  take  effect  for  fiscal   years
                  beginning after December 15, 1998.  The Company  has
                  previously  deferred certain start-up costs  related
                  to  the  introduction of the RJs and  is  amortizing
                  such  costs to expense ratably over four years.  The
                  Company  will  be required to expense any  remaining
                  unamortized  amounts  as of January  1,  1999  as  a
                  cumulative   effect  of  a  change   in   accounting
                  principle.  In January 1999, the Company recorded  a
                  charge  for  the  remaining unamortized  balance  of
                  approximately    $1.5   million   associated    with
                  preoperating costs.

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

<PAGE 68>
17.  Selected
   Quarterly
   Financial
   Data           (in thousands, except per share amounts)
   (Unaudited)

                                     Quarter Ended
                       March 31,    June 30,   September December 31,
                            1998        1998         30,         1998
                                                    1998
   Operating             $58,055     $75,759     $78,100      $78,026
   revenues
   Operating               5,875      17,358      17,055       12,403
   income
   Net income              2,983       9,092      10,613        7,725
   Net income
   per share
      Basic             $   0.20    $   0.48      $   0.55     $   0.40
      Diluted           $   0.16    $   0.42    1 $   0.49     $   0.36
   Weighted
   average                22,034      22,246      22,244       22,289
   shares
   outstanding



   Quarter Ended

   <CAPTION
                    March 31,     June 30,    September  December 31,
                       1997         1997         30,         1997
                                                1997
   Operating             $41,114     $53,220     $54,864      $56,246
   revenues
   Operating               1,037       9,968       9,054        8,884
   income
   Net income                703       5,885       4,844        3,068
   Net income
   per share
      Basic             $   0.04    $   0.35    $   0.34     $   0.21
      Diluted           $   0.04    $   0.33    $   0.26     $   0.17
   Weighted
   average                17,002      17,675      21,149       21,545
   shares
   outstanding


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            Reference is hereby made to the Company's Form 8-K Item 4, filed October 29, 1997.

<PAGE 69>

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

          3.   Exhibits

Exhibit
Number                Description of Exhibit

3.1  (note 3)    Restated Certificate of Incorporation of the Company.
3.2  (note 3)    Restated By-laws of the Company.
4.1  (note 1)    Specimen Common Stock Certificate.
4.2  (note 9)    Stockholders' Agreement, effective as of October 15,
                 1991, among the Company, the stockholders and the holder
                 of warrants of the Company named on the signature pages
                 thereto and a trust established pursuant to the Atlantic
                 Coast Airlines, Inc. Employee Stock Ownership Plan,
                 together with Amendment and Second Amendment thereto
                 dated as of February 24, 1992 and May 1, 1992
                 respectively.
4.3  (note 9)    Registration Rights Agreement, dated as of September 30,
                 1991, among the Company and the stockholders named on
                 the signature pages thereto (the "Stockholders
                 Registration Rights Agreement").
4.4  (note 9)    Form of amendment to the Stockholders Registration
                 Rights Agreement.
4.17  (note 5)   Indenture, dated as of July 2, 1997, between the Company
                 and First Union National Bank of Virginia
4.18  (note 6)   Registration Rights Agreement, dated as of July 2, 1997,
                 by and among the Company, Alex. Brown & Sons
                 Incorporated and the Robinson-Humphrey Company, Inc.
<PAGE 70>
4.19 (note 2)    Rights Agreement between Atlantic Coast Airlines
                 Holdings, Inc. and Continental Stock Transfer & Trust
                 Company dated as of January 27, 1999
10.1  (note 9)   Atlantic Coast Airlines, Inc. 1992 Stock Option Plan.
10.2  (note 6)   Restated Atlantic Coast Airlines, Inc. Employee Stock
                 Ownership Plan, effective October 11, 1991, as amended
                 through December 31, 1996.
10.4  (note 6)   Restated Atlantic Coast Airlines 401(k) Plan, as amended
                 through February 3, 1997.
10.4(a) (note 4) Amendment to the Atlantic Coast Airlines 401(k) Plan effective May 1, 1997
10.6 (notes 9 & 10)                                             United
                 Express Agreement, dated October 1, 1991, among United
                 Airlines, Inc., Atlantic Coast Airlines and the Company,
                 together with Amendment No. 1, dated as of April 1,
                 1993.
10.6(a) (note 4) Third Amendment to United Express Agreement, dated March
                 3, 1998, among United Airlines, Inc., Atlantic Coast
                 Airlines and the Company.
10.6(b) notes 1 & 11                                            Fourth
                 Amendment to the United Express Agreement, dated
                 December 11, 1998, among United Airlines, Inc., Atlantic
                 Coast Airlines and the Company.
10.7 (notes 9 & 10)                                             Agreement
                 to Lease British Aerospace Jetstream-41 Aircraft, dated
                 December 23, 1992, between British Aerospace, Inc. and
                 Atlantic Coast Airlines.
10.12(b)  (note 1)                                              Amended
                 and Restated Severance Agreement, dated as of January
                 20, 1999, between the Company and Kerry B. Skeen.
10.12(c)  (note 1)                                              Amended
                 and Restated Severance Agreement, dated as of January
                 20, 1999, between the Company and Thomas J. Moore.
10.12(h)  (note 1)                                              Form of
                 Severance Agreement.  The Company has entered into
                 substantially identical agreements with Michael S.
                 Davis, renewed as of January 1, 1999, and with Paul H.
                 Tate, renewed as of February 1, 1999.
10.13(a)  (note 6)                                              Form of
                 Indemnity Agreement. The Company has entered into
                 substantially identical agreements with the individual
                 members of its Board of Directors.
10.21  (note 8)  Acquisition Agreement, dated as of December 30, 1994, by and among Jetstream Aircraft, Inc., JSX Capital
                 Corporation, and Atlantic Coast Airlines.
10.21(a)  (note 6)                                              Amendment
                 Number One to Acquisition Agreement, dated as of June
                 17, 1996, by and among Jetstream Aircraft, Inc., JSX
                 Capital Corporation, and Atlantic Coast Airlines.
10.23  (note 1)  Amended and Restated Loan and Security Agreement dated
                 February 8, 1999 between Atlantic Coast Airlines and
                 Fleet Capital Corporation.
10.24  (note 1)  Stock Incentive Plan of 1995, as amended as of May 5,
                 1998.
10.25(a)  (note 1)                                              Form of
                 Incentive Stock Option Agreement.  The Company enters
                 into this agreement with employees who have been granted
                 incentive stock options pursuant to the Stock Incentive
                 Plans.
10.25(b)  (note 1)                                              Form of
                 Incentive Stock Option Agreement.  The Company enters
                 into this agreement with corporate officers who have
                 been granted incentive stock options pursuant to the
                 Stock Incentive Plans.
10.25(c) (note 1)Form of Non-Qualified Stock Option Agreement. The
                 Company enters into this agreement with employees who
                 have been granted non-qualified stock options pursuant
                 to the Stock Incentive Plans.
10.25(d)  (note 1)                                              Form of
                 Non-Qualified Stock Option Agreement. The Company enters
                 into this agreement with corporate officers who have
                 been granted non-qualified stock options pursuant to the
                 Stock Incentive Plans.
<PAGE 71>
10.25(e)  (note 1)                                              Form of
                 Restricted Stock Agreement. The Company entered into
                 this agreement with corporate officers who were granted
                 restricted stock pursuant to the Stock Incentive Plans.
10.27  (note 7)  Split Dollar Agreement, dated as of December 29, 1995, between the Company and Kerry B. Skeen.
10.27(a)  (note 6)                                              Form of
                 Split Dollar Agreement.  The Company has entered into
                 substantially identical agreements with Thomas J. Moore
                 and with Michael S. Davis, both dated as of July 1,
                 1996, and with Paul H. Tate, dated as of February 1,
                 1998.
10.29  (note 7)  Agreement of Assignment of Life Insurance Death Benefit
                 As Collateral, dated as of December 29, 1995, between
                 the Company and Kerry B. Skeen.
10.29(a)  (note 6)                                              Form of
                 Agreement of Assignment of Life Insurance Death Benefit
                 As Collateral.  The Company has entered into
                 substantially identical agreements with Thomas J. Moore
                 and with Michael S. Davis, both dated as of July 1,
                 1996, and with Paul H. Tate, dated as of February 1,
                 1998.
10.31  (note 6)  Summary of Senior Management Bonus Program. The Company
                 has adopted a plan in substantially the form as outlined
                 in this exhibit for 1999 and 1998.
10.32  (note 4)  Summary of "Share the Success" Profit Sharing Plan.  The
                 Company has adopted a plan in substantially this form
                 for 1999 and for the three previous years. (what about
                 the change from 3 bonus groups to three - was this
                 filed?)
10.40A (notes 1, 10 & 11)Purchase Agreement between Bombardier Inc. and
                 Atlantic Coast Airlines Relating to the Purchase of
                 Canadair Regional Jet Aircraft dated January 8, 1997, as
                 amended through December 31, 1998.
10.50(a) (note 4)Form of Purchase Agreement, dated September 19, 1997, among the Company, Atlantic Coast Airlines, Morgan
                 Stanley & Co. Incorporated and First National Bank of
                 Maryland, as Trustee.
10.50(b) (note 4)Form of Pass Through Trust Agreement, dated as of
                 September 25, 1997, among the Company, Atlantic Coast
                 Airlines, and First National Bank of Maryland, as
                 Trustee.
10.50(c) (note 4)Form of Pass Through Trust Certificate.
10.50(d) (note 4)Form of Participation Agreement, dated as of September
                 30, 1997, Atlantic Coast Airlines, as Lessee and Initial
                 Owner Participant, State Street Bank and Trust Company
                 of Connecticut, National Association, as Owner Trustee,
                 the First National Bank of Maryland, as Indenture
                 Trustee, Pass-Through Trustee, and Subordination Agent,
                 including, as exhibits thereto, Form of Lease Agreement,
                 Form of Trust Indenture and Security Agreement, and Form
                 of Trust Agreement.
10.50(e) (note 4)Guarantee, dated as of September 30, 1997, from the
                 Company.
10.80 (note 4)   Ground Lease Agreement Between The Metropolitan
                 Washington Airports Authority And Atlantic Coast
                 Airlines dated as of June 23, 1997.
10.85 (note 1)   Lease Agreement Between The Metropolitan Washington
                 Airports Authority and Atlantic Coast Airlines, with
                 amendments as of March 12, 1999.
10.90 (notes 4 & 10)                                            Schedules
                 and Exhibits to ISDA Master Agreement between the
                 Company and Bombardier Inc. dated as of July 11, 1997
                 (the Company entered into substantially similar
                 arrangements for interest rate hedges that are presently
                 outstanding).
<PAGE 72>
21.1  (note 1)   Subsidiaries of the Company.
23.1 (note 1)    Consent of KPMG Peat Marwick.
23.2  (note 1)   Consent of BDO Seidman.

Notes

(1) Filed as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
               (2) Filed as Exhibit 99.1 to Form 8-A (File No. 000-21976), incorporated herein by reference.
(3) Filed as Exhibit to the Quarterly Report on Form 10-Q for the three month period ended June 30, 1998.
(4) Filed as an Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, incorporated herein by reference.
(5) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three month period ended June 30, 1997, incorporated herein by reference.
(6) Filed as an Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by reference.
(7) Filed as an Exhibit to the Annual report on Form 10-K for the fiscal year ended December 31, 1995, incorporated herein by reference.
(8) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994, incorporated herein by reference.
(9) Filed as an Exhibit to Form S-1, Registration No. 33-62206, effective July 20, 1993, incorporated herein by reference.
(10) Portions of this document have been omitted pursuant to a request for confidential treatment that has been granted.
(11) Portions of this document have been omitted pursuant to a request for confidential treatment that is pending.

(b)  Reports on Form 8-K.

       None.



<PAGE 73>

                               SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 1999.

                                            ATLANTIC COAST AIRLINES, INC.

                                                     By        /S/
                                                      :
                                    /                     C. Edward Acker
                                                    Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 1998.

Name                            Title


            /S/                 Chairman of the Board of
                                Directors
C. Edward Acker


            /S/                 Director, President
Kerry B. Skeen                  and Chief Executive Officer
                                (principal executive officer)


            /S/                 Director, Executive Vice
                                President
Thomas J. Moore                 and Chief Operating Officer


            /S/                 Senior Vice President, Treasurer
                                and
Paul H. Tate                    Chief Financial Officer
                                (principal financial officer)


            /S/                 Vice President, Financial
                                Planning and Controller
David W. Asai                   (principal accounting officer)


            /S/                               /S/
John Sullivan                   Susan M. Coughlin
Director                        Director


            /S/                               /S/
Robert Buchanan                 James Kerley
Director                        Director


            /S/                               /S/
Joseph Elsbury                  James Miller
Director                        Director

_______________________________
1 Excluding a non-cash, non-operating charge to earnings during the second quarter of 1998 of $1.4 million representing the fair value of the additional shres distributed upon conversion.