Form 10-Q
period 1999-03-31
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 1999-05-17
CIK 904020

<PAGE 1>
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

Commission file number 0-21976

                ATLANTIC COAST AIRLINES HOLDINGS, INC.
         (Exact name of registrant as specified in its charter)

     Delaware                                13-3621051
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)          Identification No.)

     515-A Shaw Road, Dulles, Virginia       20166
     (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (703) 925-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X        No

As of May 3, 1999, there were 19,513,323 shares of common stock, par value $.02 per share, outstanding.

<PAGE 2>
Part I.  Financial Information
         Item 1. Financial Statements
                                Atlantic Coast Airlines Holdings, Inc.
                                 Condensed Consolidated Balance Sheets

                                               December 31, March 31, 1999
(In thousands except for share data and par            1998    (Unaudited)
values)
Assets
Current:
    Cash and cash equivalents                  $  64,412      $  56,206
    Short term investments                            63             64
    Accounts receivable, net                      30,210         33,176
    Expendable parts and fuel inventory,           3,377          3,782
net
    Prepaid expenses and other current             3,910         12,739
assets
    Deferred tax asset                             2,534          2,534
        Total current assets                     104,506        108,501
Notes receivable                                       -          5,936
Property and equipment at cost, net of
accumulated depreciation and amortization         88,326         88,628
Preoperating costs, net of accumulated
amortization                                       1,486              -
Intangible assets, net of accumulated               2,382          2,422
amortization
Debt issuance costs, net of accumulated
amortization                                       3,420          3,665
Aircraft deposits                                 21,060         21,801
Other assets                                       6,446          6,737
        Total assets                           $ 227,626      $ 237,690
Liabilities and Stockholders' Equity
Current:
    Accounts payable                           $   5,262      $   4,702
    Current portion of long-term debt              3,450          3,451
    Current portion of capital lease               1,334          1,060
obligations
    Accrued liabilities                           26,330         27,789
        Total current liabilities                 36,376         37,002
Long-term debt, less current portion              63,289         62,704
Capital lease obligations, less current            1,446          1,103
portion
Bridge loan                                            -          5,936
Deferred tax liability                             6,238          6,238
Deferred credits, net                              9,900         10,208
        Total liabilities                        117,249        123,191
Stockholders' equity:
Common stock: $.02 par value per share;
shares authorized 65,000,000; shares issued
20,821,001 and 20,981,623 respectively;
shares outstanding 19,348,501 and                    416            419
19,509,123 respectively
Additional paid-in capital                         85,215         86,459
Less: Common stock in treasury, at cost,          (17,069)       (17,069)
1,472,500 shares
Retained earnings                                 41,815         44,690
        Total stockholders' equity               110,377        114,499
        Total liabilities and stockholders'    $ 227,626     $  237,690
equity
      See accompanying notes to the condensed consolidated financial statements.

<PAGE 3>
                                 Atlantic Coast Airlines Holdings, Inc.
                        Condensed Consolidated Statements of Operations
                                                            (Unaudited)

Three months ended March 31,
(In thousands, except for per share data)                  1998          1999
Operating revenues:
Passenger                                              $ 56,693      $ 71,842
Other                                                     1,362         1,162
   Total operating revenues                              58,055        73,004
Operating expenses:
Salaries and related costs                               14,669        19,661
Aircraft fuel                                             5,065         6,639
Aircraft maintenance and materials                        5,669         6,052
Aircraft rentals                                          8,267        10,378
Traffic commissions and related fees                      9,118        11,879
Facility rents and landing fees                           2,808         4,013
Depreciation and amortization                             1,387         1,935
Other                                                     5,197         6,770
        Total operating expenses                         52,180        67,327
Operating income                                          5,875         5,677
Other income (expense):
Interest expense                                        (1,201)       (1,214)
Interest income                                            439         1,047
Other, net                                                  30            25
Total other income (expense)                              (732)         (142)
Income before income tax provision                        5,143         5,535
Income tax provision                                     2,160         1,772
Income before cumulative effect of
   accounting change                                     2,983          3,763
Cumulative effect of accounting change, net of income         -           888
tax
Net income                                              $ 2,983       $ 2,875
Income per share:
 Basic
   Income before cumulative effect of accounting
change                                                    $0.20         $0.19
   Cumulative effect of accounting change                     -         $0.04
   Net income                                             $0.20         $0.15
 Diluted
   Income before cumulative effect of accounting
change                                                    $0.16         $0.18
   Cumulative effect of accounting change                     -         $0.04
   Net income                                             $0.16         $0.14

Weighted average shares used in computation:
              -basic                                     15,162        19,445
              -diluted                                   21,873        22,613
     See accompanying notes to the condensed consolidated financial statements.

<PAGE 4>
                             Atlantic Coast Airlines Holdings, Inc.
                       Condensed Consolidated Statements of Cash Flows
                                                           (Unaudited)

Three months ended March 31,
(In thousands)                                       1998        1999
Cash flows from operating activities:
   Net income                                           $ 2,983  $ 2,875
   Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
     Depreciation and Amortization                        1,387    2,008
     Write off of preoperating costs                          -    1,486
     Amortization of deferred credits                      (74)     (118)
     Other                                                  164       (4)
      Changes in operating assets and
liabilities:
       Accounts receivable                              (4,846)   (3,314)
       Expendable parts and fuel inventory                (261)     (404)
       Prepaid expenses and other current assets        (5,735)   (8,933)
       Preoperating costs                                   (5)         -
       Accounts payable                                      55     (580)
       Accrued liabilities                                4,079    1,409
Net cash used in operating activities                    (2,253)  (5,575)
Cash flows from investing activities:
   Purchases of property and equipment                  (2,851)   (1,689)
   Purchases of short term investments                      (1)       (1)
   Maturities of short term investments                   9,809        -
   Funding obligation for regional terminal                   -   (5,936)
   Capitalized interest (net)                                 -     (453)
   Refund of aircraft lease deposits and other              120        3
   Payments for aircraft deposits and other               (500)     (500)
Net cash provided by (used in) investing                  6,577   (8,576)
activities
Cash flows from financing activities:
   Proceeds from bridge loan                                  -    5,936
   Payments of long-term debt                             (228)     (584)
   Payments of capital lease obligations                (1,703)     (326)
   Deferred financing costs                               (356)     (242)
   Proceeds from exercise of stock options                  598    1,161
Net cash (used in) provided by financing                (1,689)    5,945
activities
Net increase (decrease) in cash and cash                  2,635   (8,206)
equivalents
Cash and cash equivalents, beginning of period           39,167   64,412
Cash and cash equivalents, end of period            $    41,802  $56,206
           See accompanying notes to the condensed consolidated financial statements.

<PAGE 5>
 ATLANTIC COAST AIRLINES HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED
                          FINANCIAL STATEMENTS
                               (Unaudited)


1.  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Atlantic Coast Airlines Holdings, Inc. ("ACAI") and its subsidiary, Atlantic Coast Airlines ("ACA"), (ACAI and ACA, together, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the three month period presented are not necessarily indicative of the results to be expected for the year ending December 31, 1999. Certain amounts as previously reported have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles  have  been condensed or omitted pursuant to  such  rules  and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


2. OTHER - COMMITMENTS

On July 2, 1998, the Company entered into a series of interest rate swap contracts having an aggregate notional amount of $51.8 million to hedge its exposure, by approximately 50%, to interest rate changes until permanent financing for six Canadair 50-seat regional jet ("RJ") aircraft scheduled for delivery between October 1998 and April 1999, is secured. During the first quarter of 1999, the Company settled two of the swap contracts, paying the counterparty approximately $110,000. The Company also recognized a gain of approximately $210,000 from the ineffective portion of one of the interest rate swap contracts that settled in the first quarter of 1999. The Company is amortizing the effective portion of hedge gains and losses over the term of the related aircraft leases. Had the two remaining contracts settled as of March 31, 1999, neither the Company nor the counterparty would have been obligated to make a payment.

The Metropolitan Washington Airport Authority ("MWAA"), in coordination with the Company, has built an approximately 69,000 square foot regional passenger concourse at Washington Dulles International Airport, ("Washington-Dulles"). The facility opened on May 2, 1999. MWAA has agreed to fund the construction through the proceeds of bonds and, subject to approval by the FAA, passenger facility charges ("PFC"). Until MWAA obtains bond funding or funding through PFCs, the Company has agreed
<PAGE 6>
to obtain its own interim financing from a third party lender to fund a portion of the total program cost of the regional concourse for approximately $15 million. MWAA has agreed to replace the Company's interim financing with the proceeds of bonds or, if obtained, PFC funds, no later than one year following the substantial completion date of the project.

In February 1999, the Company entered into an asset-based lending agreement with two financial institutions that provides the Company with a $15 million bridge loan for the construction of the Company's regional terminal at Washington-Dulles and a line of credit for up to $35 million depending on the amount of assigned ticket receivables and the value of certain rotable spare parts. The $35 million line of credit replaces a previous $20 million line of credit. The interest rate on this line is LIBOR plus from .25% to 1.75% depending on the Company's fixed charges coverage ratio. The Company records a note receivable from MWAA in the same amount as the borrowings on the bridge loan. MWAA has agreed to reimburse principal borrowings but the Company will be responsible for all interest costs. As of March 31, 1999, the Company had borrowed $5.9 million on the bridge loan and recorded a receivable from MWAA for $5.9 million.

As of March 31, 1999, the Company had firm commitments to acquire 27 additional RJs from Bombardier, Inc. In addition, the Company had options to acquire a further 27 RJs. Of the 27 firm RJ orders, two were delivered in April 1999, two were delivered in May 1999, three are scheduled for delivery during the fourth quarter of 1999, nine are scheduled for delivery in 2000, and eleven are scheduled for delivery in 2001. The value of the remaining 27 aircraft on firm order is approximately $473 million. The Company intends to use a combination of debt and lease financing to acquire these aircraft. The Company requires United's approval to operate additional regional jets as United Express beyond those on firm order as described above.


3.   INCOME TAXES

For the first quarter 1999, the Company had a combined effective tax rate for state and federal taxes of 32%, and a combined statutory tax rate for state and federal taxes of approximately 40%. The Company's first quarter effective tax rate was positively affected by the application of certain 1998 and prior years, state tax credits that were determined realizable in 1999.

<PAGE 7>
4.  INCOME PER SHARE

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

Three months ended March 31,
(in thousands except for per share data)              1998        1999
 Income (basic)                                           $2,983    $2,875
   Interest expense on 7% Convertible Notes net of tax
effect                                                       479       208
  Income (diluted)                                        $3,462    $3,083

   Weighted average shares outstanding (basic)            15,162    19,445
   Incremental shares related to stock options               880       966
   Incremental shares related to 7% Convertible            5,831     2,202
Notes
   Weighted average shares outstanding (diluted)          21,873    22,613


5. CUMMULATIVE EFFECT OF ACCOUNTING CHANGE

The American Institute of Certified Public Accountants issued Statement of Position 98-5 on accounting for start-up costs, including preoperating costs related to the introduction of new fleet types by airlines. The new accounting guidelines are effective for 1999. The Company had previously deferred certain start-up costs related to the introduction of the RJs and was amortizing such costs to expense ratably over four years. In January 1999, the Company recorded a charge for the remaining unamortized balance of approximately $888,000, net of $598,000 of income tax, associated with previously deferred preoperating costs.



6.   SUBSEQUENT EVENTS

On April 21, 1999, the Company's Board of Directors approved a plan to repurchase up to five percent of its current outstanding shares in the open market over the next twelve months. These shares would be purchased from time to time in open market or private transactions depending on market conditions.
<PAGE 8>
The Company took delivery of two RJ aircraft in April 1999 and two in May 1999. Three were financed under leverage leases for term of approximately
16.5 years, and one was purchased using mortgage debt financing. The two aircraft delivered in April 1999, settled the remaining two interest rate swap contracts, with the Company paying approximately $45,000 to the counterparty.

In April 1999, the Company entered into commodity swap transactions to hedge price changes on approximately 18,700 barrels of jet fuel per month during the period from July to September 1999. The contracts provide for an average fixed price of 45.5 cents per gallon of jet fuel with any gains or losses recognized as a component of fuel expense during the period in which the Company purchases fuel. Also in April 1999, the Company entered into a call option contract to hedge price changes on approximately 19,300 barrels of crude oil per month during the period from October to December 1999. The contract provides for a premium payment of approximately $75,400 and sets a cap on the maximum price equal to approximately 42 cents per gallon of jet fuel excluding taxes and into-plane fees with the premium and any gains on this contract to be recognized as a component of fuel expense during the period in which the Company purchases fuel. With these additional transactions, the Company has now hedged approximately 80% of its jet fuel requirements for the second quarter of 1999 and 20% for the second half of 1999.

In May 1999, the Company took possession of the passenger terminal facility under its Use Agreement and Premise lease with MWAA. Facility rents for the net increase in terminal space at Washington-Dulles is expected to increase initially approximately 15%. In connection with this additional space, the Company is returning portions of the space it previously occupied. The final lease rate will be determined based upon final selection of funding methods and rates. MWAA has notified the Company that $10 million will be funded through passenger facility charges ("PFC") and that the remaining amount will be funded from other authority funds, including bond funding or additional PFC funding if it becomes available.

On May 4, 1999, the Company entered into two interest rate swap contracts having an aggregate notional amount of $13 million to hedge its exposure by approximately 37%, to interest rate changes until permanent financing for two RJ aircraft scheduled for delivery in October and November 1999, is secured.

<PAGE 9>
Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations


                   First Quarter Operating Statistics

                                                            Increase
Three months ended March 31,                1998     1999  (Decrease
                                                               )
Revenue passengers carried               464,993   649,872      39.8%
Revenue passenger miles ("RPMs")(000's)  139,596   209,272      49.9%
Available seat miles ("ASMs") (000's)    284,981   396,133      39.0%
Passenger load factor                      49.0%    52.8%        3.8 pts
Break-even passenger load factor 1         43.9%    48.7%        4.8 pts
Revenue per ASM (cents)                     19.9     18.1       (9.0%)
Yield (cents)                               40.6     34.3      (15.5%)
Cost per ASM (cents)                        18.3     17.0       (7.1%)
Average passenger fare                    $121.92  $110.55      (9.3%)
Average passenger segment (miles)            300      322        7.3%
Revenue departures (completed)            38,986   42,783        9.7%
Revenue block hours                       51,237   56,993       11.2%
Aircraft utilization (block hours)           9.1      8.9       (2.2%)
Average cost per gallon of fuel (cents)     69.1     65.5       (5.2%)
Aircraft in service (end of period)           68       76       11.8%

Comparison of three months ended March 31, 1999, to three months ended March 31, 1998.

Results of Operations

           The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company's management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Such factors include, among others, the costs of implementing regional jet service, the response of the Company's competitors to the Company's business strategy, the ability of the Company to obtain favorable financing terms for its aircraft, market acceptance of the new regional jet service, routes and schedules offered by the Company, the success of the Company's and other third party's Year 2000 remediation efforts, the cost of fuel, the weather, general economic conditions, changes in and satisfaction of regulatory requirements, aircraft remarketing and fleet rationalization costs, and the factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.
<PAGE 10)

     General

           In the first quarter of 1999, the Company posted net income of $3.8 million, excluding the cumulative effect of an accounting charge of $888,000 prescribed by Statement of Position 98-5, compared to net income of $3.0 million for the first quarter of 1998. Pretax income for the three months ended March 31, 1999 was $5.5 million as compared to $5.1 million for the three months ended March 31, 1998.

     Operating Revenues

           The Company's operating revenues increased 25.7% to $73.0 million in the first quarter of 1999 compared to $58.1 million in the first quarter of 1998. The increase resulted from a 39.0% increase in ASMs and an increase in load factor of 3.8 percentage points, partially offset by a 15.5% decrease in yield.

           The increase in ASM's is the result of service expansion utilizing the Canadair 50 seat Regional Jet ("RJ"), first introduced into service during the fourth quarter of 1997. The Company was operating 16 RJs as of March 31, 1999 as compared to seven as of March 31, 1998. The longer stage length of the RJ results in the average aircraft stage length for the first quarter 1999 of 274 miles, a 6.3% increase over the first quarter 1998.

           The quarter over quarter percentage reduction in yield is primarily the result of the 7.3% increase in the average passenger trip length to 322 miles, the unusually high number of weather cancellations during the first quarter of 1999 compared to the first quarter of 1998, that particularly disrupted high yield business travelers, and marketing initiatives undertaken by the Company. Total passengers increased 39.8% in the first quarter of 1999 compared to the first quarter of 1998.

     Operating Expenses

           The Company's operating expenses increased 29.0% in the first quarter of 1999 compared to the first quarter of 1998 due primarily to a 39.0% increase in ASMs and a 39.8% increase in passengers carried. The increase in ASMs reflects the net addition of nine RJs into scheduled service since the end of the first quarter of 1998. A summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended March 31, 1998, and 1999 is as follows:

<PAGE 11>

                                        Three Months ended March 31,
                                          1998               1999
                                     Percent   Cost    Percent    Cost
                                          of              of
                                    Operating  Per ASM  Operating  Per ASM
                                    Revenues   (cents)  Revenues  (cents)
  Salaries and related costs          25.3%     5.1     26.9%      5.0

  Aircraft fuel                        8.7%     1.8      9.1%      1.7

  Aircraft maintenance and             9.8%     2.0       8.3      1.5
 materials
  Aircraft rentals                    14.2%     2.9      14.2      2.6
  Traffic commissions and related     15.7%     3.2      16.3%     3.0
 fees
 Facility rents and landing fees       4.8%     1.0      5.5%      1.0
  Depreciation and amortization        2.4%     0.5      2.7%      0.5

  Other                                9.0%     1.8      9.3%      1.7

 Total                                89.9%    18.3     92.2%     17.0

           Cost per ASM decreased 7.2% on a year-over-year basis to 17.0 cents during the first quarter of 1999 primarily due to the introduction of nine RJs since the end of the first quarter of 1998. The RJ, with its longer average aircraft stage length, is a more unit cost-efficient aircraft than the Company's turboprop aircraft.

           Salaries and related costs per ASM decreased 2.0% to 5.0 cents in the first quarter of 1999 compared to the first quarter of 1998. In absolute dollars, salaries and related costs increased 34.0% from $14.7 million in the first quarter of 1998 to $19.7 million in the first quarter of 1999. The increase resulted primarily from additional flight crews, customer service personnel and maintenance personnel to support the Company's increased level of operations.

          The cost per ASM of aircraft fuel decreased to 1.7 cents in the first quarter of 1999 compared to 1.8 cents in the first quarter of 1998. In absolute dollars, aircraft fuel expense increased 31.1% from $5.1 million in the first quarter of 1998 to $6.6 million in the first quarter of 1999. The increased fuel expense resulted from the 11.2% increase in revenue block hours, partially offset by a 5.2% decrease in the average cost per gallon of fuel from 69.1 cents to 65.5 cents including applicable taxes and into-plane fees. This benefit was partially offset by the delivery of additional RJ aircraft which burn more fuel than the J-41 and J-32 turboprop aircraft on a per ASM basis. The Company had hedged approximately 80% of its jet fuel requirements for the first quarter of 1999 at an average price, excluding taxes and into-plane fees, of approximately 42.5 cents per gallon. The Company incurred approximately $550,000 in additional fuel costs during the first quarter of 1999 as a result of its fuel hedging activity. There can be no assurance that future increases in fuel prices will not adversely affect the Company's operating expenses. The Company has entered into additional hedge transactions to minimize its exposure to fuel price increases during the remainder of 1999. See "Other Commitments".
<PAGE 12>

           The cost per ASM of aircraft maintenance and materials decreased 25.0% to 1.5 cents in the first quarter of 1999 compared to the first quarter of 1998. The large decrease in per ASM cost is due to the addition of seven 50-seat RJs since the first quarter of 1998. In absolute dollars, aircraft maintenance and materials expense increased 6.8% from $5.7 million in the first quarter of 1998 to $6.1 million in the first quarter of 1999. The increased expense resulted from the increase in the size of the RJ fleet and an increase in the average age of the turboprop fleet. In the first quarter, the Company did not incur any significant charges for engine or airframe overhauls of its RJ fleet

           The cost per ASM of aircraft rentals decreased 10.3% to 2.6 cents for the first quarter of 1999 compared to 2.9 cents for the first quarter of 1998. This decrease is the result of leasing seven additional RJ aircraft which generally have lower per ASM ownership costs than the turboprop aircraft. In absolute dollars, aircraft rentals increased 25.5% from $8.3 million in the first quarter of 1998 to $10.4 million in the first quarter of 1999, reflecting the addition of the seven RJ aircraft.

           The cost per ASM of traffic commissions and related fees decreased to 3.0 cents in the first quarter of 1999 compared to 3.2 cents in the first quarter of 1998. In absolute dollars, traffic commissions and related fees increased 30.3% from $9.1 million in the first quarter of 1998 to $11.9 million in the first quarter of 1999. The increase resulted from a 26.7% increase in passenger revenues and a 39.8% increase in revenue passengers. These increases were partially offset by a reduction in the travel agency commission rate.

           The cost per ASM of facility rents and landing fees remained unchanged at 1.0 cents. In absolute dollars, facility rents and landing fees increased 42.9% from $2.8 million in the first quarter of 1998 to $4.0 million in the first quarter of 1999. The increased costs result primarily from the 9.7% increase in the number of departures.

           The cost per ASM of depreciation and amortization remained unchanged at 0.5 cents. In absolute dollars, depreciation and amortization increased 39.5% from $1.4 million in the first quarter of 1998 to $1.9 million in the first quarter of 1999 primarily as a result of additional rotable spare parts associated with the RJs and the purchase of two RJs in the second half of 1998.

           The cost per ASM of other operating expenses decreased to 1.7 cents in the first quarter of 1999 from 1.8 cents in the first quarter of 1998. In absolute dollars, other operating expenses increased 30.3% from $5.2 million in the first quarter of 1998 to $6.8 million in the first quarter of 1999. The increased costs result primarily from the 39.8% increase in revenue passengers which resulted in higher passenger handling costs.
<PAGE 13>

          As a result of the foregoing changes in operating expenses, and a 39.0% increase in ASMs, total cost per ASM decreased to 17.0 cents in the first quarter of 1999 compared to 18.3 cents in the first quarter of 1998. In absolute dollars, total operating expenses increased 29.0% from $52.2 million in the first quarter of 1998 to $67.3 million in the first quarter of 1999.

          The Company's combined effective tax rate for state and federal taxes during the first quarter of 1999 was approximately 32% as compared to 42% for the first quarter of 1998. This decrease is due to the application of certain 1998 and prior, state tax credits that were determined realizable in 1999. The Company anticipates its effective tax rate for the remainder of 1999 to be approximately 40%.

          In January 1999, the Company recorded a charge for the remaining unamortized balance of approximately $888,000, net of income tax, associated with previously deferred preoperating costs.

Outlook

          This outlook section contains forward-looking statements which are subject to the risks and uncertainties set forth above on pages 9 and
10. As of May 14, 1999, the Company was operating a fleet of 80 aircraft comprised of 20 regional jets, 32 J41's and 28 J32's. The Company has remaining firm orders for an additional 23 RJs and options for another
27. The delivery schedule for the 23 firm orders is as follows: three are scheduled for the fourth quarter of 1999, nine in 2000, and eleven in 2001. The continued introduction of these additional RJ aircraft will expand the Company's business into new markets and increase capacity in existing markets. In general, service to new markets and increased capacity to existing markets will result in increased operating expense that may not be immediately offset by increases in operating revenues.

          The Company is continually assessing its fleet requirements, including the feasibility of operating less than 50-seat regional jets. The Company requires United's approval to operate additional regional jets as United Express beyond the total number of RJs already in service and on firm order as described above.

          The Company, as previously announced, is continuing to assess plans which target the phase-out of the 28 leased 19 seat J32 aircraft from the United Express operation by the end of 2001. The Company intends to complete its analysis of a phase-out plan, including quantification of expected costs related to fleet rationalization, before the end of the year.
<PAGE 14>

     During 1999 US Airways has announced and begun to implement new service from Washington-Dulles to various cities. New and announced service includes operations as mainline US Airways, MetroJet, Shuttle, and US Airways Express. As of May 1, 1999, the Company served 45 cities out of Washington-Dulles. US Airways service existed in 7 of the Company's markets as of December 31, 1998 and 18 as of May 1, 1999, and will exist in 20 of the Company's markets at some time during the third quarter of 1999 once all announced service has been implemented. Generally this service has utilized fare structures similar to that implemented by the Company. However, two of the implemented markets and one announced market are served by MetroJet, which offers fares significantly lower than that which has typically been offered by the Company. The increased competition by US Airways in the Company's markets could adversely affect the Company's results of operations or financial position. The Company continually monitors and responds to the effects competition has on its routes, fares and frequencies, and believes that it can compete effectively with US Airways. However, there can be no assurances that US Airways' continued expansion at Washington-Dulles will not have a material adverse effect on the Company's future results of operations or financial position in the current or any future quarters.

          In early 1999, United announced its intention to increase its level of activity at Washington-Dulles by 60% beginning in April and May 1999. The Company believes that United's announced increase will add approximately 6,800 additional daily seat departures to the United/United Express operation at Washington-Dulles. The Company, in concert with United, also announced either increased frequencies or upgraded equipment, or both, in all of its markets affected by the US Airways expansion.

Liquidity and Capital Resources

          As of March 31, 1999, the Company had cash, cash equivalents and short-term investments of $56.3 million and working capital of $71.5 million compared to $42.7 million and $44.2 million respectively as of March 31, 1998. During the first three months of 1999, cash and cash equivalents decreased by $8.2 million, reflecting net cash used in operating activities of $5.6 million, net cash used in investing activities of $8.6 million, and net cash provided by financing activities of $5.9 million. The net cash used in operating activities is primarily the result of net income for the period of $2.9 million, and non cash depreciation and amortization expenses of $3.5 million, offset by an $8.9 million increase in prepaid expenses related to aircraft rent and a $3.3 million increase in receivables due to the increase in passenger revenues. In order to minimize the costs related to the aircraft leveraged lease transactions, the Company has uneven semiannual lease payment dates of January 1 and July 1. Approximately 33% of the Company's annual lease payments are due in January and 30% in July. The net cash used in investing activities consisted primarily of the funding of the obligation for the regional terminal, purchases of property and equipment and payments of other deposits. Financing activities consisted primarily of drawing on a bridge loan arranged to fund the Company's obligation for the construction of the new regional Terminal at Washington - Dulles International Airport, and proceeds from the exercise of stock options, partially offset by payments on long term debt and capital lease obligations.
<PAGE 15>

     Other Financing

          In February 1999, the Company entered into an asset-based lending agreement with two financial institutions that provides the
Company with a $15 million bridge loan for the construction of the Company's regional terminal at Washington-Dulles International Airport and a line of credit for up to $35 million depending on the amount of assigned ticket receivables and the value of certain rotable spare parts. The $35 million line of credit replaces a previous $20 million line of credit. The interest rate on this line is LIBOR plus from .25% to 1.75% depending on the Company's fixed charges coverage ratio. The Company records a note receivable from MWAA in the same amount as the borrowings on the bridge loan. MWAA has agreed to reimburse principal borrowings but the Company will be responsible for all interest costs. The Company has pledged $2.9 million of the line of credit as collateral to secure letters of credit issued on behalf of the Company by a financial institution. As of March 31, 1999, the available amount of credit under the line was $21.5 million.

          In July 1997, the Company issued $57.5 million aggregate principal amount of 7% Convertible Subordinated Notes due July 1, 2004 ("the Notes"). The Notes are convertible into shares of Common Stock, unless previously redeemed or repurchased, at a conversion price of $9 per share. Interest on the Notes is payable on April 1 and October 1 of each year. The Notes are not redeemable by the Company until July 1, 2000. As of March 31, 1999 $19.9 million of the Notes remain outstanding.


     Other Commitments

          On July 2, 1998, the Company entered into a series of interest rate swap contracts having an aggregate notional amount of $51.8 million to hedge its exposure, by approximately 50%, to interest rate changes until permanent financing for six RJ aircraft scheduled for delivery between October 1998 and April 1999, is secured. During the first quarter of 1999, the Company settled two of the swap contracts, paying the counterparty approximately $110,000. The Company also recognized a gain of approximately $210,000 from the ineffective portion of one of the hedge transactions that settled in the first quarter of 1999. The Company is amortizing the effective portion of hedge gains and losses over the term of the related aircraft leases. The two remaining contracts settled in April 1999, with the Company paying the counterparty approximately $45,000.
<PAGE 16>

          In April 1999, the Company entered into commodity swap transactions to hedge price changes on approximately 18,700 barrels of jet fuel per month during the period from July to September 1999. The contracts provide for an average fixed price of 45.5 cents per gallon of jet fuel with any gains or losses recognized as a component of fuel expense during the period in which the Company purchases fuel. Also in April 1999, the Company entered into a call option contract to hedge price changes on approximately 19,300 barrels of crude oil per month during the period from October to December 1999. The contract provides for a premium payment of approximately $75,400 and sets a cap on the maximum price equal to approximately 42 cents per gallon of jet fuel excluding taxes and into-plane fees with the premium and any gains on this contract to be recognized as a component of fuel expense during the period in which the Company purchases fuel. With these additional transactions, the Company has hedged approximately 80% of its jet fuel requirements for the second quarter of 1999 and 20% for the second half of 1999.

          On May 4, 1999, the Company entered into two interest rate swap contracts having an aggregate notional amount of $13 million to hedge its exposure by approximately 37%, to interest rate changes until permanent financing for two RJ aircraft scheduled for delivery in October and November 1999, is secured.


     Aircraft

          As of May 14, 1999, the Company had firm commitments to acquire 23 additional RJs from Bombardier, Inc. In addition, the Company had options to acquire a further 27 RJs. The value of the remaining 23 undelivered aircraft on firm order is approximately $403 million. The Company intends to use a combination of debt and lease financing to acquire these aircraft. The Company requires United's approval to operate additional regional jets as United Express beyond those on firm order as described above.


     Capital Equipment and Debt Service

          Capital expenditures for the first three months of 1999 were $1.7 million compared to $2.9 million for the same period in 1998. Capital expenditures for 1999 have consisted primarily of the purchase of rotable spare parts for the RJ and J-41 aircraft, facility leasehold improvements, ground equipment, and computer and office equipment. For the remainder of 1999, the Company anticipates spending approximately $49 million for: two RJ aircraft, (a portion of the purchase price to be mortgage debt financed), rotable spare parts related to the RJ and J-41 aircraft, ground service equipment, facilities, computers and software.

          Debt service including capital leases for the three months ended March 31, 1999 was $910,000 compared to $1.9 million in the same period of 1998.

          The Company believes that, in the absence of unusual circumstances, its cash flow from operations, the asset-based credit facility, and other available equipment financing, will be sufficient to meet its working capital needs, capital expenditures, and debt service requirements for the next twelve months.
<PAGE 17>

YEAR 2000

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

     State of Readiness

          The Company is highly reliant on information technology ("IT") systems and non-IT embedded technologies of third party vendors and contractors and governmental agencies, such as the CRS systems, United, aircraft and parts manufacturers, the FAA, the DOT, and MWAA and other local airport authorities. The Company sent questionnaires to these third party vendors, contractors and government agencies. For all mission critical and key vendors, the Company has received a response and has assessed which of their systems may be affected by year 2000 issues and what the status of their remediation plans are. All mission critical and key vendors have stated that they will be year 2000 compliant by June 30, 1999. In cases where the Company has not received assurances from non critical third parties that their systems are year 2000 ready, it is initiating further mail or phone correspondence. The Company also has surveyed its internal IT and non-IT systems and embedded operating systems to evaluate and prioritize those which are not year 2000 ready. The Company has completed remediation and testing of all of its internal IT and non-IT systems as of April 30, 1999.

     Costs

          The Company has utilized existing resources and has not incurred any significant costs to evaluate or remediate year 2000 issues to date. The Company does not utilize older mainframe computer technology in any of its internal IT systems. In addition, most of its hardware and software were acquired within the last few years, and many functions are operated by third parties or the government. Because of this, the Company's cost to modify its own non-year 2000 ready systems or applications did not have a material effect on its financial position or the results of its operations.
<PAGE 18>

     Risks

          The Company's remaining year 2000 compliance efforts are heavily dependent on year 2000 compliance by governmental agencies, United, CRS vendors and other critical vendors and suppliers. The failure of any one of these mission critical vendors and suppliers to become year 2000 compliant (which the Company believes to be the most likely worst case scenario), such as a shut-down of the air traffic control system, could result in the reduction or suspension of the Company's operations and could have a material adverse effect on the Company's financial position and results of its operations


     Contingency Plans

          The Company is still in the process of developing year 2000 contingency plans. The Company continues to closely monitor the year 2000 compliance efforts of the third parties upon which it is heavily reliant and its own internal remediation efforts. While certain of the Company's systems could be handled manually, under certain scenarios the Company may not be able to operate in the absence of certain systems, in which cases the Company would need to reduce or suspend operations until such systems were restored to operational status. Any such reduction or suspension could have a material adverse effect upon the Company's financial condition and results of operations.


     Recent Accounting Pronoucements


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

<PAGE 19>
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          For the remainder of 1999, the Company has hedged its exposure to jet fuel price fluctuations by entering into jet fuel option contracts for approximately 80% of its estimated fuel requirements for the second quarter of 1999 and 20% for the second half of 1999. Based on the Company's projected fuel consumption of approximately 35 million gallons for the remainder of 1999, a one cent increase in the average annual price of jet fuel would increase the Company's aircraft fuel expense by approximately $352,000.

          The Company's exposure to market risk associated with changes in interest rates relates to the Company's commitment to acquire regional jets. On May 4, 1999, the Company entered into two interest rate swap contracts having an aggregate notional amount of $13 million to hedge its exposure by approximately 37%, to interest rate changes until permanent financing for two RJ aircraft scheduled for delivery in October and November 1999, is secured. A one percentage point decrease in interest rates from the Company's call contracts would increase the Company's annual aircraft lease or ownership costs associated with these contracts by $60,000.
<PAGE 20>
                                    .
                  ATLANTIC COAST AIRLINES HOLDINGS, INC.
                   FISCAL QUARTER ENDED MARCH 31, 1999


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings.

           The Company is a party to routine litigation incidental to its business, none of which is likely to have a material effect on the Company's financial position.

          The Company is a party to an action pending in the United States District Court for the Eastern District of Virginia, Afzal v. Atlantic Coast Airlines, Civil Action No. 96-1537-A. Plaintiff alleges that the Company violated Title VII of the Civil Rights Act of 1964 in terminating his employment as a pilot. In May 1999 the United States Court of Appeals for the Fourth Circuit vacated a decision for summary judgment previously granted in favor of the Company and remanded the case for trial. The Company believes that it has meritorious defenses and does not expect the outcome of this case to have a material adverse effect on its financial condition or results of its operations.


     ITEM 2.  Changes in Securities.

          None to report.



     ITEM 3.  Defaults Upon Senior Securities.

          None to report.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

          None to report.


     ITEM 5. Other Information.

          None to report.

<PAGE 21>
     ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               27.1      Financial Data Schedule.

          (b)  Reports on Form 8-K

               None to report.
<PAGE 22>
                               SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ATLANTIC COAST AIRLINES HOLDINGS, INC.



May 17, 1998                  By:  /S/ Paul H. Tate
                                   Paul H. Tate
                                   Senior Vice President and Chief
Financial Officer


May 17, 1998                  By:  /S/ Kerry B. Skeen
                                   Kerry B. Skeen
                                   President and Chief Executive
Officer


_______________________________
1 "Break-even passenger load factor" represents the percentage of ASMs which must be flown by revenue passengers for the airline to break-even at the operating income level.