Form 10-Q
period 1999-06-30
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 1999-08-16
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                    Yes   X        No

As of August 10, 1999, there were 18,671,272 shares of common stock, par value $.02 per share, outstanding.

Part I.  Financial Information
         Item 1. Financial Statements
                                Atlantic Coast Airlines Holdings, Inc.
                                 Condensed Consolidated Balance Sheets

(In thousands except for per share data and    December 31,  June 30, 1999
par values)                                            1998    (Unaudited)
Assets
Current:
    Cash and cash equivalents                  $  64,412        $44,612
    Short term investments                            63             65
    Accounts receivable, net                      30,210         38,589
    Expendable parts and fuel inventory,           3,377          3,791
net
    Prepaid expenses and other current             3,910         10,597
assets
    Deferred tax asset                             2,534          2,534
        Total current assets                     104,506        100,188
Property and equipment at cost, net of
accumulated depreciation and amortization         88,326        110,300
Preoperating costs, net of accumulated
amortization                                       1,486              -
Intangible assets, net of accumulated              2,382          2,358
amortization
Debt issuance costs, net of accumulated
amortization                                       3,420          3,653
Aircraft deposits                                 21,060         32,731
Other assets                                       6,446          7,744
        Total assets                           $ 227,626      $ 256,974
Liabilities and Stockholders' Equity
Current:
    Accounts payable                           $   5,262      $   4,126
    Current portion of long-term debt              3,450          3,948
    Current portion of capital lease               1,334          1,633
obligations
    Accrued liabilities                           26,330         35,310
        Total current liabilities                 36,376         45,017
Long-term debt, less current portion              63,289         75,941
Capital lease obligations, less current            1,446          4,606
portion
Deferred tax liability                             6,238          6,238
Deferred credits, net                              9,900         14,206
        Total liabilities                        117,249        146,008
Stockholders' equity:
Common stock: $.02 par value per share;
shares authorized 65,000,000; shares issued
20,821,001 and 20,991,323 respectively;
shares outstanding 19,348,501 and                    416            419
18,659,719 respectively
Additional paid-in capital                         85,215         86,627
Less: Common stock in treasury, at cost,
1,472,500 and 2,331,604 shares respectively      (17,069)       (31,838)
Retained earnings                                 41,815         55,758
        Total stockholders' equity               110,377        110,966
        Total liabilities and stockholders'    $ 227,626     $  256,974
equity

      See accompanying notes to the condensed consolidated financial statements.

                                 Atlantic Coast Airlines Holdings, Inc.
                        Condensed Consolidated Statements of Operations
                                                            (Unaudited)

Three months ended June 30,
(In thousands, except for per share data)             1998        1999
Operating revenues:
Passenger                                              $ 74,815   $ 90,972
Other                                                       944      1,425
   Total operating revenues                              75,759     92,397
Operating expenses:
Salaries and related costs                               16,507     20,651
Aircraft fuel                                             5,738      7,980
Aircraft maintenance and materials                        5,928      6,314
Aircraft rentals                                          8,951     11,341
Traffic commissions and related fees                     11,395     13,946
Facility rents and landing fees                           3,122      4,569
Depreciation and amortization                             1,461      2,176
Other                                                     5,299      6,919
        Total operating expenses                         58,401     73,896
Operating income                                         17,358     18,501
Other income (expense):
Interest expense                                          (946)    (1,338)
Interest income                                           1,497        848
Debt conversion expense                                  (1,410)         -
Other, net                                                   32       (49)
Total other income (expense)                               (827)      (539)
Income before income tax provision                       16,531     17,962
Income tax provision                                      7,439      6,894
Net income                                               $9,092    $11,068
Income per share:

   Basic                                                  $0.48      $0.58

   Diluted                                                $0.42      $0.51

Weighted average shares used in computation:
              -basic                                     18,805     19,177
              -diluted                                   22,246     22,224

    See accompanying notes to the condensed consolidated financial statements.

                                 Atlantic Coast Airlines Holdings, Inc.
                        Condensed Consolidated Statements of Operations
                                                            (Unaudited)

Six Months ended June 30,
(In thousands, except for per share data)             1998        1999
Operating revenues:
Passenger                                              $131,508   $162,814
Other                                                     2,306      2,587
   Total operating revenues                             133,814    165,401
Operating expenses:
Salaries and related costs                               31,177     40,312
Aircraft fuel                                            10,803     14,620
Aircraft maintenance and materials                       11,597     12,366
Aircraft rentals                                         17,218     21,720
Traffic commissions and related fees                     20,513     25,825
Facility rents and landing fees                           5,929      8,581
Depreciation and amortization                             2,848      4,111
Other                                                    10,496     13,689
        Total operating expenses                        110,581    141,224
Operating income                                         23,233     24,177
Other income (expense):
Interest expense                                         (2,148)    (2,497)
Interest income                                           1,937      1,895
Debt conversion expense                                  (1,410)         -
Other, net                                                   61        (79)
Total other income (expense)                             (1,560)      (681)
Income before income tax provision and cumulative effect
   of accounting change                                  21,673     23,496
Income tax provision                                      9,599      8,665
Income before cumulative effect of
   accounting change                                     12,074     14,831
Cumulative effect of accounting change, net of income         -       (888)
tax
Net income                                              $12,074    $13,943
Income per share:
 Basic
   Income before cumulative effect of accounting          $0.71      $0.77
change
   Cumulative effect of accounting change                      -     (0.05)
   Net income                                             $0.71      $0.72
 Diluted
   Income before cumulative effect of accounting
change                                                    $0.58      $0.68
   Cumulative effect of accounting change                      -     (0.04)
   Net income                                             $0.58      $0.64

Weighted average shares used in computation:
              -basic                                     16,994     19,310
              -diluted                                   22,115     22,560

     See accompanying notes to the condensed consolidated financial statements.

                                Atlantic Coast Airlines Holdings, Inc.
                       Condensed Consolidated Statements of Cash Flows
                                                           (Unaudited)

Six months ended June 30,
(In thousands)                                           1998        1999
Cash flows from operating activities:
   Net income                                         $ 12,074   $ 13,943
   Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and Amortization                       2,497      4,147
     Write off of preoperating costs                         -      1,486
     Amortization of intangibles and preoperating          350         88
costs
Provision for uncollectible accounts and inventory
obsolescence                                                70         30
     Amortization of deferred credits                     (224)      (323)
     ESOP termination costs                                  -        197
     Loss on disposal of fixed assets                      199        372
     Amortization of debt discount and finance             233         33
cost
     Debt conversion expense                             1,410          -
     Interest on debt conversion                           200          -
     Interest on credit due from manufacturer             (362)      (162)
     Capitalized interest                                 (731)      (713)
     Gain on ineffective hedge position                      -       (211)
     Other                                                   -         13
      Changes in operating assets and liabilities:
       Accounts receivable                              (6,861)    (8,121)
       Expendable parts and fuel inventory                (382)      (414)
       Prepaid expenses and other current assets        (4,748)    (5,581)
       Preoperating costs                                   (5)         -
       Accounts payable                                  4,320       (656)
       Accrued liabilities                               8,703      8,880
Net cash provided by operating activities               16,743     13,008
Cash flows from investing activities:
   Purchases of property and equipment                  (6,032)   (23,368)
   Note receivable from executive officer                    -     (1,250)
   Maturities of short term investments                  9,808          -
   Funding obligation for regional terminal                  -     (7,751)
   Reimbursement from MWAA of regional terminal              -      7,751
funding
   Refund of aircraft lease deposits and other             120          3
   Payments for aircraft deposits and other               (500)   (11,000)
Net cash provided by (used in) investing                 3,396    (35,615)
activities
Cash flows from financing activities:
   Proceeds from bridge loan                                 -      7,751
   Stock repurchase                                          -    (14,966)
   Proceeds from spare engine financing                  1,318      4,494
   Proceeds from issuance of long-term debt                  -     14,700
   Payments of long-term debt                             (503)    (1,513)
   Repayments of the bridge loan                             -     (7,751)
   Payments of capital lease obligations                (1,981)      (744)
   Deferred financing costs                               (870)      (321)
   Proceeds from exercise of stock options               1,587      1,157
Net cash provided by (used in) financing                  (449)     2,807
activities
Net increase (decrease) in cash and cash                19,690    (19,800)
equivalents
Cash and cash equivalents, beginning of period          39,167     64,412
Cash and cash equivalents, end of period              $ 58,857   $ 44,612

           See accompanying notes to the condensed consolidated financial statements.

                 ATLANTIC COAST AIRLINES HOLDINGS, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Atlantic Coast Airlines Holdings, Inc. ("ACAI") and its subsidiary, Atlantic Coast Airlines ("ACA"), (ACAI and ACA, together, the "Company"), without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such condensed consolidated financial statements. Results of operations for the three and six month periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 1999. Certain amounts as previously reported have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


2. OTHER - COMMITMENTS

On July 2, 1998, the Company entered into a series of interest rate swap contracts having an aggregate notional amount of $51.8 million to hedge its exposure, by approximately 50%, to interest rate changes until permanent financing for six Canadair 50-seat regional jet ("RJ") aircraft scheduled for delivery between October 1998 and April 1999, was secured. During the first six months of 1999, the Company settled the remaining four swap contracts, paying the counterparty approximately $154,000. The Company also recognized a gain of approximately $210,000 from the ineffective portion of one of the interest rate swap contracts that settled in the first half of 1999. The Company is amortizing the effective portion of hedge gains and losses over the term of the related aircraft leases.

On May 4, 1999, the Company entered into two interest rate swap contracts having an aggregate notional amount of $13 million to hedge its exposure by approximately 37%, to interest rate changes until permanent financing for two RJ aircraft scheduled for delivery in October and November 1999, is secured. Had the two contracts settled as of June 30, 1999, the counterparty would have been obligated to make a payment of $85,000 to the Company.

In April 1999, the Company entered into commodity swap transactions to hedge price changes on approximately 18,700 barrels of jet fuel per month during the period from July through September 1999. The contracts provide for an average fixed price of 45.5 cents per gallon of jet fuel with any gains or losses recognized as a component of fuel expense during the period in which the Company purchases fuel. Also in April 1999, the Company entered into a call option contract to hedge price changes on approximately 19,300 barrels of crude oil per month during the period from October through December 1999. The contract provides for a premium payment of approximately $75,400 and sets a cap on the maximum price equal to approximately 42 cents per gallon of jet fuel excluding taxes and into-plane fees with the premium and any gains on this contract to be recognized as a component of fuel expense during the period in which the Company purchases fuel. In June 1999, the Company entered into commodity swap transactions to hedge price changes on approximately 36,700 barrels of jet fuel per month during the period from July through September 1999. The contracts provide for an average fixed price of 41.55 cents per gallon of jet fuel with any gains or losses recognized as a component of fuel expense during the period in which the Company purchases fuel. With these transactions, the Company has now hedged approximately 60% of its jet fuel requirements for the third quarter of 1999 and 20% for the fourth quarter of 1999.

The Metropolitan Washington Airport Authority ("MWAA"), in coordination with the Company, has built an approximately 69,000 square foot regional passenger concourse at Washington Dulles International Airport, ("Washington-Dulles"). The facility opened on May 2, 1999. The Company has agreed to obtain its own interim financing from a third party lender to fund a portion of the total program cost of the regional concourse for approximately $15 million. The Company's remaining obligation as of June 30, 1999 is approximately $5.0 million. MWAA has agreed to replace the Company's interim financing with the proceeds of bonds or, if obtained, Passenger Facility Charges ("PFC") funds, no later than one year following the substantial completion date of the project.

In February 1999, the Company entered into an asset-based lending agreement with two financial institutions that provides the Company with a $15 million bridge loan for the construction of the regional terminal at Washington-Dulles and a line of credit for up to $35 million depending on the amount of assigned ticket receivables and the value of certain rotable spare parts. The $35 million line of credit replaces a previous $20 million line of credit. The interest rate on this line is LIBOR plus from .75% to 1.75% depending on the Company's fixed charges coverage ratio.

During the first half of 1999, the Company borrowed $7.8 million on the bridge loan and recorded a receivable from MWAA for $7.8 million. In May 1999, MWAA received authorization to use $10.0 million of PFC revenues for the Regional Terminal project. Accordingly, MWAA paid the Company $7.8 million, and the Company repaid its borrowings on the bridge loan. As of June 30, 1999 there are no outstanding borrowings on the bridge loan and no amounts due from MWAA. Subsequent to June 30, 1999 the Company has funded to MWAA an additional $2.2 million and recorded a note receivable from MWAA. No additional amounts were drawn on the bridge loan for this additional funding, however the Company may do so in the future as desired.

As of June 30, 1999, the Company had firm commitments to acquire 23 additional RJs from Bombardier, Inc. In addition, the Company had options to acquire a further 27 RJs. The value of the remaining 23 undelivered aircraft on firm order was approximately $410 million. The Company requires United's approval to operate additional jet aircraft as United Express beyond the 43 total regional jets including the 20 RJ's already in service. (See Note 9 - "Subsequent Events")

On July 12, 1999 the Company announced that it had placed a conditional order for 55 328JET and 428JET feeder jet aircraft, and had acquired options for an additional 55 aircraft, from Fairchild Aerospace Corporation. The order is conditioned on the Company receiving approval from United to operate the feeder jets as United Express. The Company at its option may waive the condition and enter into commitments for firm delivery positions under the Fairchild agreement. The value of the aircraft in the conditional order (excluding option aircraft) is approximately $700 million.

3.   NOTE RECEIVABLE

Included in prepaid expenses and other current assets as of June 30, 1999 is a promissory note from an executive officer of the Company with a balance of $1.25 million dated as of May 24, 1999. The note accrues interest on the outstanding balance at 7.75% payable quarterly. The note is payable in full no later than May 25, 2000. The Company has the right to offset the balance due on the note by certain amounts that may be payable if the officer's employment terminates.

4.   INCOME TAXES

For the second quarter 1999, the Company had a combined effective tax rate for state and federal taxes of 38.4%. The Company's combined statutory tax rate for state and federal taxes is approximately 40%. The Company's first and second quarter 1999 effective tax rates were positively affected by the application of certain 1998 and prior, state tax credits that were determined realizable in 1999.

5.  STOCK REPURCHASE PLAN

On April 21, 1999, the Company's Board of Directors approved a plan to repurchase up to $20 million or five percent of its then current outstanding shares in the open market over a twelve month period. During the second quarter of 1999, the Company repurchased 871,500 shares of its common stock at an average price of $17.17 per share.

6.  INCOME PER SHARE

The computation of basic income per share is determined by dividing net income by the weighted average number of common shares outstanding.
Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which consist of shares subject to stock options computed using the treasury stock method. In addition, under the if-converted method, dilutive convertible securities are included in the denominator while related interest expense, net of tax, for convertible debt is added to the numerator. A reconciliation of the numerator and denominator used in computing basic and diluted income per share is as follows:

                                    Three Months           Six Months
                                   Ended June 30,        Ended June 30,
(in thousands)                      1998        1999        1998       1999

 Income (basic)                    $9,092      $11,068     $12,074   $13,943
   Interest expense on 7%
Convertible Notes net of tax          326          208         805       416
effect
  Income (diluted)                 $9,418      $11,276     $12,879   $14,359

   Weighted average shares
outstanding (basic)                18,805       19,177      16,994    19,310
   Incremental shares related to
stock options                         951          845         943     1,048
   Incremental shares related to 7%
Convertible Notes                   2,490        2,202       4,178     2,202
   Weighted average shares
outstanding (diluted)              22,246       22,224      22,115    22,560


7. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

The American Institute of Certified Public Accountants issued Statement of Position 98-5 on accounting for start-up costs, including preoperating costs related to the introduction of new fleet types by airlines. The new accounting guidelines became effective January 1, 1999. The Company had previously deferred certain start-up costs related to the introduction of the RJs and was amortizing such costs to expense ratably over four years. In January 1999, the Company recorded a charge for the remaining unamortized balance of approximately $888,000, net of $598,000 of income tax, associated with previously deferred preoperating costs.

8.   EMPLOYEE STOCK OWNERSHIP PLAN

Effective June 1, 1998, the Board of Directors of the Company voted to terminate the Employee Stock Ownership Plan (the "ESOP"). The Company received a determination letter from the IRS on March 15, 1999 which notified the Company that the termination of the ESOP does not adversely affect the qualifications of the plan for federal tax purposes. In preparing for the final distribution of ESOP shares to participants, it was discovered that a misallocation of shares had occurred in years 1993 through 1997 resulting in eligible participants not receiving shares that they were entitled to. The Company contributed the required number of additional shares to the ESOP during the second quarter of 1999 when the final calculation was determined, and recognized approximately $250,000 in expense.

9.   SUBSEQUENT EVENTS

On July 2, 1999, the Company entered into interest rate swap contracts having an aggregate notional amount of $7 million to hedge its exposure by approximately 40%, to interest rate changes until permanent financing for the RJ aircraft scheduled for delivery in December 1999, is secured. In August 1999, the Company announced it had reached agreement with Bombardier Aerospace of Montreal to acquire an additional 20 regional jets for an approximate aggregate value of $365 million. With this additional order, the Company now has firm orders for 43 RJ's and options for an additional 27 RJ's. Delivery of the first of these 20 additional jets is scheduled for September 2000, with completion expected before the end of 2002. These additional 20 regional jets result in the Company having aircraft on order which exceed the current authorized number of jet aircraft the Company is allowed to operate as United Express. In order to pursue other business opportunities to fly these 20 additional RJ's, the Company has formed a separate wholly-owned subsidiary corporation which is expected to operate the newly-ordered aircraft.

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations


                   Second Quarter Operating Statistics

                                                            Increase
Three months ended June 30,                 1998     1999  (Decrease
                                                               )
Revenue passengers carried                646,217   861,355   33.3%
Revenue passenger miles ("RPMs")          203,319   277,781   36.6%
(000's)
Available seat miles ("ASMs") (000's)     334,588   454,967   36.0%
Passenger load factor                      60.8%    61.1%    0.3 pts
Break-even passenger load factor 1         46.7%    48.6%    1.9 pts
Revenue per ASM (cents)                     22.4     20.0    (10.7%)
Yield (cents)                               36.8     32.7    (11.1%)
Cost per ASM (cents)                        17.5     16.2     (7.4%)
Average passenger fare                    $115.77   $105.62   (8.8%)
Average passenger segment (miles)            315      322      2.2%
Revenue departures (completed)            40,814   48,608     19.1%
Revenue block hours                       55,420   64,373     16.2%
Aircraft utilization (block hours)           8.9      9.0      1.1%
Average cost per gallon of fuel (cents)     67.8     68.2      0.6%
Aircraft in service (end of period)           69       80     15.9%

Comparison of three months ended June 30, 1999, to three months ended June 30, 1998.

Results of Operations

           The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company's management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Such factors include, among others, the costs of implementing jet service, the response of the Company's competitors to the Company's business strategy, the ability of the Company to obtain favorable financing terms for its aircraft, market acceptance of the Company's jet service, routes and schedules offered by the Company, the ability to identify, implement and profitably operate new business opportunities, the success of the Company's and other third party's Year 2000 remediation efforts, the cost of fuel, the weather, general economic conditions, changes in and satisfaction of regulatory requirements, aircraft remarketing and fleet rationalization costs, and the factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

     General

          In the second quarter of 1999 the Company posted net income of $11.1 million compared to net income of $9.1 million for the second quarter of 1998. In the three months ended June 30, 1999, the Company earned pretax income of $18.0 million compared to $16.5 million in the three months ended June 30, 1998. Unit revenues, revenue per ASM ("RASM"), decreased 10.7% to 20 cents year over year, while unit costs, operating cost per ASM ("CASM"), decreased 7.4% to 16.2 cents year over year. This resulted in operating margin decreasing to 20% for the second quarter of 1999 from 22.9% for the second quarter of 1998. Total passengers increased 33.3% in the second quarter of 1999 compared to the second quarter of 1998 to 861,355 passengers.


     Operating Revenues

          The Company's operating revenues increased 22% to $92.4 million in the second quarter of 1999 compared to $75.8 million in the second quarter of 1998. The increase resulted from a 36% increase in ASMs and a slight increase in load factor of 0.3 percentage points, partially offset by an 11.1% decrease in yield (ratio of passenger revenue to revenue passenger miles).

          The increase in ASMs is the result of service expansion utilizing additional Canadair 50 seat Regional Jets ("RJs"). The Company was operating 20 RJs as of June 30, 1999 as compared to nine as of June 30, 1998. The scheduling in 1999 of RJs on routes previously flown by turboprop aircraft has led to a reduction in average aircraft stage length compared to this year's first quarter. The average aircraft stage length for all aircraft in the fleet remained essentially unchanged on a year over year basis at 271 miles as compared to 269 miles. The average aircraft stage length of the RJ decreased 16.1% to 431 miles for the second quarter of 1999 as compared to 514 miles for the second quarter of 1998.

          The year over year percentage reduction in yield is attributable to additional competition at the Company's Washington-Dulles hub, general industry yield weakness, issues associated with utilizing United's Orion yield management system beginning in February 1999 and an increase of 2.2% in the average passenger trip length to 322 miles.

     Operating Expenses

           The Company's operating expenses increased 26.5% in the second quarter of 1999 compared to the second quarter of 1998 due primarily to a 36.0% increase in ASMs and a 33.3% increase in passengers carried. The increase in ASMs reflects the net addition of eleven RJs into scheduled service since the end of the second quarter of 1998. A summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended June 30, 1998, and 1999 is as follows:

                                         Three Months ended June 30
                                          1998               1999
                                     Percent   Cost    Percent    Cost
                                          of              of
                                   Operating  Per ASM   Operating  Per ASM
                                    Revenues   (cents)  Revenues  (cents)
  Salaries and related costs           21.8%     4.9     22.4%      4.5

  Aircraft fuel                         7.6%     1.7      8.6%      1.8

  Aircraft maintenance and              7.8%     1.8      6.8%      1.4
 materials
  Aircraft rentals                     11.8%     2.7     12.3%      2.5
  Traffic commissions and related      15.0%     3.4     15.1%      3.1
 fees
  Facility rents and landing fees       4.2%     1.0      4.9%      1.0
  Depreciation and amortization         1.9%     0.4      2.4%      0.4

  Other                                 7.0%     1.6      7.5%      1.5

 Total                                 77.1%    17.5     80.0%     16.2

           Cost per ASM decreased 7.4% on a year-over-year basis to 16.2 cents during the second quarter of 1999 primarily due to the introduction of eleven RJs since the end of the second quarter of 1998. The RJ produces approximately 4.5 times more ASM's on a daily basis than one of the Company's average-sized turboprops.

           Salaries and related costs per ASM decreased 8.2% to 4.5 cents in the second quarter of 1999 compared to 4.9 cents in the second quarter of 1998. In absolute dollars, salaries and related costs increased 25.1% from $16.5 million in the second quarter of 1998 to $20.7 million in the second quarter of 1999. The increase resulted primarily from additional flight crews, customer service personnel and maintenance personnel to support the Company's increased level of operations.

           The cost per ASM of aircraft fuel increased 5.9% to 1.8 cents for the second quarter of 1999 as compared to 1.7 cents for the second quarter of 1998. In absolute dollars, aircraft fuel expense increased 39.1% from $5.7 million in the second quarter of 1998 to $8.0 million in the second quarter of 1999. The increased fuel expense resulted from the 16.2% increase in revenue block hours, a 0.6% increase in the average cost per gallon of fuel from 67.8 cents to 68.2 cents including applicable taxes and into-plane fees, and the delivery of additional RJ aircraft which burn more fuel than the J-41 and J-32 turboprop aircraft on a per ASM basis. The Company had hedged approximately 80% of its anticipated jet fuel requirements for the second quarter of 1999 at an average price, excluding taxes and into-plane fees, of approximately 42.5 cents per gallon. The Company incurred approximately $45,000 in additional fuel costs during the second quarter of 1999 as a result of its fuel hedging activity. There can be no assurance that future increases in fuel prices will not adversely affect the Company's operating expenses. The Company has entered into additional hedge transactions to minimize its exposure to fuel price increases during the remainder of 1999. See "Other Commitments".

           The cost per ASM of aircraft maintenance and materials decreased 22.2% to 1.4 cents in the second quarter of 1999 compared to
1.8 cents in the second quarter of 1998. The large decrease in per ASM cost is due to the addition of eleven 50-seat RJs, which are currently covered by manufacturer's warranties, since the second quarter of 1998. In absolute dollars, aircraft maintenance and materials expense increased 6.5% from $5.9 million in the second quarter of 1998 to $6.3 million in the second quarter of 1999. The increased expense resulted from the increase in the size of the RJ fleet and an increase in the average age of the turboprop fleet. In the second quarter, the Company did not incur any significant charges for engine or airframe overhauls of its RJ fleet.

           The cost per ASM of aircraft rentals decreased 7.4% to 2.5 cents for the second quarter of 1999 compared to 2.7 cents for the second quarter of 1998. This decrease is the result of leasing eight additional RJ aircraft which generally have lower per ASM ownership costs than the turboprop aircraft and the purchase of three CRJ aircraft during this period which would reduce aircraft rental expense per ASM. In absolute dollars, aircraft rentals increased 26.7% from $9.0 million in the second quarter of 1998 to $11.3 million in the second quarter of 1999, reflecting the addition of the eight leased RJ aircraft.

           The cost per ASM of traffic commissions and related fees decreased to 3.1 cents in the second quarter of 1999 compared to 3.4 cents in the second quarter of 1998. This is the result of RASM decreasing 10.6% on a year over year basis. In absolute dollars, traffic commissions and related fees increased 22.4% from $11.4 million in the second quarter of 1998 to $13.9 million in the second quarter of 1999. The increase resulted from a 21.6% increase in passenger revenues and a 33.3% increase in revenue passengers.

           The cost per ASM of facility rents and landing fees remained unchanged at 1.0 cents. In absolute dollars, facility rents and landing fees increased 46.3% from $3.1 million in the second quarter of 1998 to $4.6 million in the second quarter of 1999. The increased costs result primarily from the 19.1% increase in the number of departures and the Company's occupancy of its new regional terminal at Washington Dulles on May 2, 1999.

           The cost per ASM of depreciation and amortization remained the same at 0.4 cents for the second quarters of 1999 and 1998. In absolute dollars, depreciation and amortization increased 48.9% from $1.5 million in the second quarter of 1998 to $2.2 million in the second quarter of 1999 primarily as a result of the purchase of two RJs in the second half of 1998 and one RJ in the second quarter of 1999 and additional rotable spare parts and engines associated with the RJs.

           The cost per ASM of other operating expenses decreased to 1.5 cents in the second quarter of 1999 from 1.6 cents in the second quarter of 1998. In absolute dollars, other operating expenses increased 30.6% from $5.3 million in the second quarter of 1998 to $6.9 million in the second quarter of 1999. The increased costs result primarily from the 33.3% increase in revenue passengers which resulted in higher passenger handling costs.

          As a result of the foregoing changes in operating expenses, and a 36.0% increase in ASMs, total cost per ASM decreased to 16.2 cents in the second quarter of 1999 compared to 17.5 cents in the second quarter of 1998. In absolute dollars, total operating expenses increased 26.5% from $58.4 million in the second quarter of 1998 to $73.9 million in the second quarter of 1999.

          The Company's combined effective tax rate for state and federal taxes during the second quarter of 1999 was approximately 38.4% as compared to 45% for the second quarter of 1998. This decrease is due to the non deductibility for taxes of a one time non-cash, non-operating charge recorded in the second quarter of 1998 related to the temporary reduction in the conversion price for holders of the Company's 7% Convertible Subordinated Notes and the application of certain 1998 and prior, state tax credits that were determined realizable in 1999. The Company anticipates its effective tax rate for the remainder of 1999 to be approximately 40%.

                     Six Months Operating Statistics
                                                                Increase
                                                               (Decrease)

Six months ended June 30,                     1998       1999  % Change
Revenue passengers carried                1,111,210   1,511,227    36.0%
Revenue passenger miles ("RPMs")            342,915     487,053    42.0%
(000's)
Available seat miles ("ASMs") (000's)       619,569     851,100    37.4%
Passenger load factor                        55.3%      57.2%      1.9 pts
Break-even passenger load factor 2           45.6%      48.7%      3.1 pts
Revenue per ASM (cents)                       21.2       19.1      (9.9%)
Yield (cents)                                 38.4       33.4     (13.0%)
Cost per ASM (cents)                          17.8       16.6      (6.7%)
Average passenger fare                     $118.35    $107.74      (9.0%)
Average passenger segment (miles)              309        322       4.2%
Revenue departures                          79,800     91,391      14.5%
Revenue block hours                        106,657    121,366      13.8%
Aircraft utilization (block hours)             8.7        8.7         0%
Average cost per gallon of fuel (cents)       68.4       66.9      (2.2%)
Aircraft in service (end of period)             69         80      15.9%

Comparison of six months ended June 30, 1998, to six months ended June
30, 1999.

Results of Operations

     General

           In the first half of 1999, the Company posted net income of $13.9 million compared to net income of $12.1 million for the first half of 1998. For the six months ended June 30, 1999, the Company earned pretax income of $23.5 million compared to $21.7 million for the six months ended June 30, 1998. Unit revenues, RASM, decreased 9.9% to 19.1 cents period over period, while unit costs, CASM, decreased 6.7% to 16.6 cents period over period. This resulted in the operating margin decreasing to 14.6% for the first half of 1999 from 17.4% for the first half of 1998.


     Operating Revenues

           The Company's operating revenues increased 23.6% to $165.4 million in the first half of 1999 compared to $133.8 million in the first half of 1998. The increase resulted from a 37.4% increase in ASMs and an increase in load factor of 1.9 percentage points, partially offset by a 13.0% decrease in yield.

           The increase in ASM's is the result of service expansion utilizing the RJ. The Company was operating 20 RJ's as of June 30, 1999 as compared to nine as of June 30, 1998. The longer stage length of the RJ results in the average aircraft stage length for the first half of 1999 increasing 3.4% over the first half of 1998 to 273 miles.

           The year over year percentage reduction in yield is primarily the result of the 4.2% increase in the average passenger trip length to 322 miles, issues associated with utilizing United's Orion yield management system beginning in February 1999, additional competition at the Company's Washington-Dulles hub, general industry yield weakness, and the unusually high number of weather cancellations during the first quarter of 1999 that particularly disrupted high yield business travelers. Total passengers increased 36.0% in the first half of 1999 compared to the first half of 1998.

     Operating Expenses

           The Company's operating expenses increased 27.7% in the first half of 1999 compared to the first half of 1998 due primarily to a 37.4% increase in ASMs and a 36.0% increase in passengers carried. The increase in ASMs reflects the net addition of eleven RJ's into scheduled service since the end of the first half of 1998.

           A summary of operating expenses as a percentage of operating revenues and cost per ASM for the six months ended June 30, 1998, and 1999 is as follows:

                                          1998               1999
                                     Percent   Cost    Percent    Cost
                                          of              of
                                    Operating  Per ASM   Operating per ASM
                                    Revenues   (cents)  Revenues  (cents)
  Salaries and related costs           23.3%     5.0     24.4%      4.7
  Aircraft fuel                         8.1%     1.7      8.8%      1.7
  Aircraft maintenance and              8.6%     1.9      7.5%      1.5
 materials
  Aircraft rentals                     12.9%     2.8     13.1%      2.6
  Traffic commissions and related      15.3%     3.3     15.6%      3.0
 fees
  Facility rents and landing fees       4.4%     0.9      5.2%      1.0
  Depreciation and amortization         2.1%     0.5      2.5%      0.5
  Other                                 7.9%     1.7      8.3%      1.6
 Total                                 82.6%    17.8     85.4%     16.6

          Cost per ASM decreased 6.7% to 16.6 cents during the first half of 1999 compared to 17.8 cents during the first half of 1998 primarily due to the introduction of eleven RJs since the end of the first half of 1998. The RJ produces approximately 4.5 times more ASM's on a daily basis than one of the Company's average-sized turboprops.

           Salaries and related costs per ASM decreased 6.0% to 4.7 cents in the first half of 1999 compared to the first half of 1998. In absolute dollars, salaries and related costs increased 29.3% from $31.2 million in the first half of 1998 to $40.3 million in the first half of 1999. The increase resulted primarily from additional flight crews, customer service personnel and maintenance personnel to support the Company's increased level of operations.

           The cost per ASM of aircraft fuel remained the same at 1.7 cents for the first half of 1999 and 1998. In absolute dollars, aircraft fuel expense increased 35.3% from $10.8 million in the first half of 1998 to $14.6 million in the first half of 1999. The increased fuel expense resulted from the 13.8% increase in revenue block hours, partially offset by a 2.2% decrease in the average cost per gallon of fuel from 68.4 cents to 66.9 cents including taxes and into-plane fees. This benefit was partially offset by the delivery of additional RJ aircraft which burn more fuel than the J-41 and J-32 turboprop aircraft on a per ASM basis. The Company had hedged approximately 77% of its jet fuel requirements for the first half of 1999 at an average price, excluding taxes and into-plane fees, of approximately 42.5 cents per gallon. The Company incurred approximately $595,000 in additional fuel costs during the first half of 1999 as a result of its fuel hedging activity. There can be no assurance that future increases in fuel prices will not adversely affect the Company's operating expenses. The Company has entered into additional hedge transactions to minimize its exposure to fuel price increases during the remainder of 1999. See "Other Commitments".

           The cost per ASM of aircraft maintenance and materials decreased 21% to 1.5 cents in the first half of 1999 compared to the first half of 1998. In absolute dollars, aircraft maintenance and materials expense increased 6.6% from $11.6 million in the first half of 1998 to $12.4 million in the first half of 1999. The increased expense resulted from the increase in the size of the RJ fleet and an increase in the average age of the turboprop fleet. In the first half of 1999, the Company did not incur any significant charges for engine or airframe overhauls of its RJ fleet.

          The cost per ASM of aircraft rentals decreased to 2.6 cents for the first half of 1999 compared to 2.8 cents for the first half of 1998. This decrease is the result of leasing eight additional RJ aircraft which generally have lower per ASM ownership costs than the turboprop aircraft and the purchase of three RJ aircraft during this period which reduce aircraft rental expense per ASM. In absolute dollars, aircraft rentals increased 26.1% from $17.2 million in the first half of 1998 to $21.7 million in the first half of 1999 reflecting the addition of the eight leased RJ aircraft.

           The cost per ASM of traffic commissions and related fees decreased to 3.0 cents in the first half of 1999 compared to 3.3 cents in the first half of 1998. This is the result of RASM decreasing 9.9% on a year over year basis. In absolute dollars, traffic commissions and related fees increased 25.9% from $20.5 million in the first half of 1998 to $25.8 million in the first half of 1999. The increase resulted from a 23.8% increase in passenger revenues and a 36.0% increase in passengers.

           The cost per ASM of facility rents and landing fees increased 11% from 0.9 cent in the first half of 1998 to 1.0 cent for the first half of 1999. In absolute dollars, facility rents and landing fees increased 44.7% from $5.9 million in the first half of 1998 to $8.6 million in the first half of 1999. The increased costs result primarily from the 14.5% increase in the number of departures which includes the addition of the Chicago-O'Hare hub operation and to a lessor extent, the Company's occupancy of the new regional terminal at Washington-Dulles on May 2, 1999.

          The cost per ASM of depreciation and amortization remained the same at 0.5 cents. In absolute dollars, depreciation and amortization increased 44.3% from $2.8 million in the first half of 1998 to $4.1 million in the first half of 1999 primarily as a result of additional rotable spare parts and engines associated with the RJs and the purchase of two RJs in the second half of 1998 and one in the first half of 1999.

           The cost per ASM of other operating expenses decreased to 1.6 cents in the first half of 1999 from 1.7 cents in the first half of 1998. In absolute dollars, other operating expenses increased 30.4% from $10.5 million in the first half of 1998 to $13.7 million in the first half of 1999. The increased costs result primarily from the 36% increase in revenue passengers which resulted in higher passenger handling costs.

          As a result of the foregoing changes in operating expenses, and a 37.4% increase in ASMs, total cost per ASM decreased to 16.6 cents in the first half of 1999 compared to 17.8 cents in the first half of 1998. In absolute dollars, total operating expenses increased 27.7% from $110.6 million in the first half of 1998 to $141.2 million in the first half of 1999.

          The Company's combined effective tax rate for state and federal taxes during the first half of 1999 was approximately 36.9% as compared to 44.3% for the first half of 1998. This decrease is due to the non deductibility for taxes of a one time non-cash, non-operating charge recorded in the second quarter of 1998 related to the temporary reduction in the conversion price for holders of the Company's 7% Convertible Subordinated Notes and the application of certain 1998 and prior, state tax credits that were determined realizable in 1999. The Company anticipates its effective tax rate for the remainder of 1999 to be approximately 40%.


Outlook

          This outlook section contains forward-looking statements which are subject to the risks and uncertainties set forth above on pages 11 and 12.

          As of August 12, 1999, the Company was operating as United Express a fleet of 80 aircraft comprised of 20 RJ's, 32 J41's and 28 J32's. In August 1999, the Company announced it had reached agreement with Bombardier Aerospace of Montreal to acquire an additional 20 regional jets. With this additional order, the Company now has firm orders for 43 RJ's in addition to the 20 previously delivered, and options for an additional 27 RJ's. The Company has United approval to operate, as United Express, 43 of the 63 delivered and firm ordered aircraft. The Company has formed a separate wholly-owned subsidiary corporation which is expected to operate the 20 newly-ordered Bombardier aircraft. The delivery schedule for the 43 firm orders is as follows: three are scheduled for the fourth quarter of 1999, thirteen in 2000, seventeen in 2001, and ten in 2002. The continued introduction of these additional RJ aircraft will expand the Company's current business into new markets and may increase capacity in existing markets. The 20 newly ordered aircraft will be used to pursue new business opportunities.

          In general, service to new markets and increased capacity to existing markets will result in increased operating expense that may not be immediately offset by increases in operating revenues. The new subsidiary may incur start-up expenses and will require DOT and FAA approvals to conduct scheduled air transportation. There can be no assurances that the Company's new subsidiary will be able to operate the 20 additional RJ's profitably.

          The Company has placed a conditional aircraft order with Fairchild Aerospace Corporation ("Fairchild") to acquire 25 32-seat 328JET and 30 44-seat 428JET feeder jet aircraft. The Company requires United's approval to operate more than 43 jet aircraft as United Express. The Fairchild order is conditioned on the Company receiving United's approval to operate the feeder jets as United Express. The Company at its option may waive the condition and enter into commitments for firm delivery positions under the Fairchild agreement. Deliveries of the 328JET could begin in the first quarter of 2000, if the Company receives United's approval or otherwise waives the contract condition.

          The Company continues to assess plans to phase out the 28 leased 19 seat J32 aircraft from the United Express operation by the end of 2001. The Company continues to analyze its phase-out plan, including quantification of expected costs related to the removal of the J32 from the fleet. The timing of approval by United to operate the feeder jet aircraft as United Express will also be a factor in analyzing the J32 phase-out plan.

          During the first half of 1999 US Airways announced and began to implement new service from Washington-Dulles to various cities. New and announced service includes operations as mainline US Airways, MetroJet, Shuttle, and US Airways Express. As of August 1, 1999, the Company served 44 cities out of Washington-Dulles. US Airways service existed in 7 of the Company's markets as of December 31, 1998 and 20 as of August 1, 1999, and will exist in 22 of the Company's markets at some time during the third quarter of 1999 once all announced service has been implemented. Generally this service has utilized fare structures similar to that implemented by the Company. Two of the implemented markets are served by MetroJet, which offers fares lower than that which has typically been offered by the Company. The increased competition by US Airways and other airlines in the Company's markets could adversely affect the Company's results of operations or financial position. The Company continually monitors and responds to the effects competition has on its routes, fares and frequencies, and believes that it can compete effectively with US Airways. However, there can be no assurances that US Airways' continued expansion at Washington-Dulles will not have a material adverse effect on the Company's future results of operations or financial position in the current or any future quarters.

          During April and May, 1999, United significantly increased the number of flights it operated at Washington-Dulles. In July, 1999, United and the Company revised their Dulles flight schedules to increase connections and to thereby take greater advantage of United's increased capacity. As of August 1, 1999, United operated 117 daily departures from Washington Dulles, a 70% increase from December 31, 1998. During 1999, the Company and United have either increased frequencies or upgraded equipment, or both, in markets affected by the US Airways expansion.


Liquidity and Capital Resources

          As of June 30, 1999, the Company had cash, cash equivalents and short-term investments of $44.7 million and working capital of $55.2 million compared to $59.8 million and $52.9 million respectively as of June 30, 1998. During the first six months of 1999, cash and cash equivalents decreased by $19.8 million, reflecting net cash provided by operating activities of $13.0 million, net cash used in investing activities of $35.6 million, and net cash provided by financing activities of $2.8 million. The net cash provided by operating activities is primarily the result of net income for the period of $13.9 million, an increase of 8.9 million in accrued liabilities resulting from the increased operation and non cash depreciation and amortization expenses of $4.1 million, offset by an $5.6 million increase in prepaid expenses related to aircraft rent and a $8.1 million increase in receivables due to the increase in passenger revenues. In order to minimize total aircraft rental expense over the entire life of the related aircraft leveraged lease transactions, the Company has uneven semiannual lease payment dates of January 1 and July 1. Approximately 33% of the Company's annual lease payments are due in January and 30% in July. The net cash used in investing activities consisted primarily of the purchase of one regional jet and spare engines and parts, and aircraft deposits related to the Fairchild aircraft order. Financing activities consisted primarily of issuance of long term debt for the acquisition of an RJ aircraft and spare engines, and proceeds from the exercise of stock options, offset by the repurchase of the Company's stock under the stock repurchase program and payments on long term debt and capital lease obligations.

     Other Financing

          In February 1999, the Company entered into an asset-based lending agreement with two financial institutions that provides the Company with a $15 million bridge loan to fund the Company's obligation to MWAA for construction costs on the Company's regional terminal at Washington-Dulles International Airport and a line of credit for up to $35 million depending on the amount of assigned ticket receivables and the value of certain rotable spare parts. The $35 million line of credit replaces a previous $20 million line of credit. The interest rate on this line is LIBOR plus from .75% to 1.75% depending on the Company's fixed charges coverage ratio. During the first half of 1999, the Company drew $7.8 million of the $15 million bridge loan. Upon reimbursement from MWAA, the Company repaid the loan. As of June 30, 1999 the outstanding balance on the bridge loan was zero. Subsequent to June 30, 1999 the Company has funded to MWAA an additional $2.2 million and recorded a note receivable from MWAA. No additional amounts were drawn on the bridge loan for this additional funding, however the Company may do so in the future as desired.

          The Company has pledged $2.9 million of the line of credit as collateral to secure letters of credit issued on behalf of the Company by a financial institution. As of June 30, 1999, the available amount of credit under the $35 million line was $33.6 million.



     Other Commitments

          In April 1999, the Company entered into commodity swap transactions to hedge price changes on approximately 18,700 barrels of jet fuel per month during the period from July through September 1999. The contracts provide for an average fixed price of 45.5 cents per gallon of jet fuel with any gains or losses recognized as a component of fuel expense during the period in which the Company purchases fuel. Also in April 1999, the Company entered into a call option contract to hedge price changes on approximately 19,300 barrels of crude oil per month during the period from October through December 1999. The contract provides for a premium payment of approximately $75,400 and sets a cap on the maximum price equal to approximately 42 cents per gallon of jet fuel excluding taxes and into-plane fees with the premium and any gains on this contract to be recognized as a component of fuel expense during the period in which the Company purchases fuel. In June 1999, the Company entered into commodity swap transactions to hedge price changes on approximately 36,700 barrels of jet fuel per month during the period from July through September 1999. The contracts provide for an average fixed price of 41.55 cents per gallon of jet fuel with any gains or losses recognized as a component of fuel expense during the period in which the Company purchases fuel. With these transactions, the Company has hedged approximately 60% of its jet fuel requirements for the third quarter of 1999 and 20% for the fourth quarter of 1999. Had these transactions settled on June 30, 1999 the counterparties would have been required to pay the Company approximately $622,000.

          On May 4, 1999, the Company entered into two interest rate swap contracts having an aggregate notional amount of $13 million to hedge its exposure by approximately 37%, to interest rate changes until permanent financing for two RJ aircraft scheduled for delivery in October and November 1999, is secured. On July 2, 1999, the Company entered into interest rate swap contracts having an aggregate notional amount of $7 million to hedge its exposure by approximately 40%, to interest rate changes until permanent financing for the RJ aircraft scheduled for delivery in December 1999 is secured. The counterparty would have been obligated to pay the Company approximately $85,000 had these contracts settled on June 30, 1999.


     Aircraft

          As of August 12, 1999, the Company had firm commitments to acquire 43 additional RJs from Bombardier, Inc. In addition, the Company had options to acquire a further 27 RJs. The value of the remaining 43 undelivered aircraft on firm order is approximately $775 million.

          The Company has a conditional order for 55 328JET and 428JET feeder jet aircraft, and options for an additional 55 feeder jet aircraft, from Fairchild Aerospace Corporation. The value of the aircraft in the conditional order (excluding the option aircraft) is approximately $700 million. The Company requires United's approval to operate more than 43 jet aircraft as United Express. The Fairchild order is conditioned on the Company receiving United's approval to operate the feeder jets as United Express. The Company at its option may waive the condition and enter into commitments for firm delivery positions under the Fairchild agreement.

          The Company has approximately $26.5 million on deposit with the aircraft manufacturers related to its aircraft orders. The deposit
related  to  the  order  with  Fairchild  is  fully  refundable  if   the
conditional order is cancelled due to lack of United approval. The Company intends to use a combination of debt and lease financing to acquire these aircraft.


     Capital Equipment and Debt Service

          Capital expenditures for the first six months of 1999 were $23.4 million compared to $6.0 million for the same period in 1998. Capital expenditures for 1999 have consisted primarily of the purchase of one regional jet, spare jet engines, rotable spare parts for the RJ and J-41 aircraft, facility leasehold improvements, ground equipment, and computer and office equipment. For the remainder of 1999, the Company anticipates spending approximately $35 million for: one RJ aircraft, (a portion of the purchase price to be mortgage debt financed), rotable spare parts related to the RJ and J-41 aircraft, ground service equipment, facilities, computers and software.

          Debt service including capital leases, but excluding the Regional Terminal bridge loan, for the six months ended June 30, 1999 was $2.2 million compared to $2.5 million in the same period of 1998.

          The Company believes that, in the absence of unusual circumstances, its cash flow from operations, the asset-based credit facility including the bridge loan, and other available equipment financing, will be sufficient to meet its working capital needs, capital expenditures, and debt service requirements for the next twelve months.


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

     State of Readiness

          The Company is highly reliant on information technology ("IT") systems and non-IT embedded technologies of third party vendors and contractors and governmental agencies, such as the CRS systems, United, aircraft and parts manufacturers, the FAA, the DOT, and MWAA and other local airport authorities. The Company sent questionnaires to these third party vendors, contractors and government agencies. For all mission critical and key vendors, the Company has received a response and has assessed which of their systems may be affected by year 2000 issues and what the status of their remediation plans are. All mission critical and key vendors had stated their intent to be year 2000 compliant by June 30, 1999. The Company has not received final verification of year 2000 compliance from the FAA and United Airlines. The Company is in constant contact with both of these mission critical vendors and is closely monitoring their progress. In cases where the Company has not received assurances from non critical third parties that their systems are year 2000 ready, it is initiating further mail or phone correspondence. The Company also has surveyed its internal IT and non-IT systems and embedded operating systems to evaluate and prioritize those which are not year 2000 ready. The Company has completed remediation and testing of all of its internal IT and non-IT systems as of April 30, 1999.

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

     Risks

          The Company's remaining year 2000 compliance efforts are heavily dependent on year 2000 compliance by governmental agencies, United, CRS vendors and other critical vendors and suppliers. The failure of any one of these mission critical vendors and suppliers to become year 2000 compliant or for one to experience a year 2000 failure in one or more systems (which the Company believes to be the most likely worst case scenario), such as a shut-down of the air traffic control system, could result in the reduction or suspension of the Company's operations and could have a material adverse effect on the Company's financial position and results of its operations


     Contingency Plans

          The Company is still in the process of developing year 2000 contingency plans and expects to finalize them by the end of October 1999. The Company continues to closely monitor the year 2000 compliance efforts of the third parties upon which it is heavily reliant and its own internal remediation efforts. While certain of the Company's systems could be handled manually, under certain scenarios the Company may not be able to operate in the absence of certain systems, in which cases the Company would need to reduce or suspend operations until such systems were restored to operational status. Any such reduction or suspension could have a material adverse effect upon the Company's financial condition and results of operations.


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

          In July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" which defers the effective date of Statement No. 133 by one year. Therefore, the Company will adopt Statement No. 133 during its first quarter of fiscal 2001 and is currently assessing the impact this statement will have on interest rate swaps and any future hedging contracts that may be entered into by the Company.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          For the remainder of 1999, the Company has hedged a portion of its exposure to jet fuel price fluctuations by entering into jet fuel option contracts for approximately 60% of its estimated fuel requirements for the third quarter of 1999 and 20% for the fourth quarter of 1999. Based on the Company's projected fuel consumption of approximately 23 million gallons for the remainder of 1999, a one cent increase in the average price of jet fuel would increase the Company's aircraft fuel expense for the remainder of 1999 by approximately $138,000.

          The Company's exposure to market risk associated with changes in interest rates relates to the Company's commitment to acquire regional jets. The Company has outstanding, three interest rate swap contracts having an aggregate notional amount of $20 million to hedge its exposure by approximately 38%, to interest rate changes until permanent financing for three RJ aircraft scheduled for delivery in October, November and December 1999, is secured. A one basis point decrease in interest rates from the strike price of the Company's call contracts would increase the Company's annual aircraft lease or ownership costs associated with these contracts by approximately $90,000.

 .

                  ATLANTIC COAST AIRLINES HOLDINGS, INC.
                   FISCAL QUARTER ENDED June 30, 1999


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings.

           The Company is a party to routine litigation incidental to its business, none of which the Company believes is likely to have a material effect on the Company's financial position.

          The Company was a party to an action in the United States District Court for the Eastern District of Virginia, Afzal v. Atlantic Coast Airlines, Civil Action No. 96-1537-A. This action was settled in July 1999.


     ITEM 2.  Changes in Securities.

          None to report.



     ITEM 3.  Defaults Upon Senior Securities.

          None to report.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

           The annual meeting of shareholders of the Company was held in Herndon, Virginia on May 19, 1999. Of the 19,531,623 shares of common stock outstanding on the record date, 14,778,854 were present by proxy. Those shares were voted on the matters before the meeting as follows:

1.      Election of Directors                For            Withheld
        C. Edward Acker                 14,765,867          12,987
        Kerry B. Skeen                  14,762,087          16,767
        Thomas J. Moore                 14,759,612          19,242
        Robert E. Buchanan              14,766,418          12,436
        Susan MacGregor Coughlin        14,766,168          12,686
        Joseph W. Elsbury               14,766,014          12,840
        James J. Kerley                 14,763,513          15,341
        James C. Miller                 14,766,589          12,265
        John M. Sullivan                14,766,618          12,236

2. To ratify appointment of KPMG, LLP as the Company's independent auditors for the current year.
                    For                 Against             Abstain
               14,764,615               1,351               12,888

     ITEM 5. Other Information.

          None to report.


     ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               10.45     Fairchild Aerospace Contract
               10.12(D)  Executive Officer Note
               27.1      Financial Data Schedule.

          (b)  Reports on Form 8-K

               None to report.

                               SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ATLANTIC COAST AIRLINES HOLDINGS, INC.



August 16, 1999                    By:  /S/ Paul H. Tate
                                   Paul H. Tate
                                   Senior Vice President and Chief
Financial Officer


August 16, 1999                    By:  /S/ Kerry B. Skeen
                                   Kerry B. Skeen
                                   President and Chief Executive
Officer


_______________________________
1 "Break-even passenger load factor" represents the percentage of ASMs which must be flown by revenue passengers for the airline to break-even at the operating income level.
1 "Break-even passenger load factor" represents the percentage of ASMs which must be flown by revenue passengers for the airline to break-even at the operating income level.