Form 10-Q
period 1999-09-30
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 1999-11-16
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                    Yes   X        No

As of November 10, 1999, there were 18,550,758 shares of common stock, par value $.02 per share, outstanding.

THIS DOCUMENT IS A COPY OF THE FORM 10Q FILED ON NOVEMBER 16,1999
PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

Part I.  Financial Information
         Item 1. Financial Statements
                                   Atlantic Coast Airlines Holdings, Inc.
                                    Condensed Consolidated Balance Sheets

<CAPTION
(In thousands except for share data and par    December 31,  September 30,
values)                                            1998           1999
                                                               (Unaudited)
Assets

Current:
    Cash and cash equivalents                  $  64,412        $43,272
    Short term investments                            63             65
    Accounts receivable, net                      30,210         36,143
    Expendable parts and fuel inventory,           3,377          4,078
      net
    Prepaid expenses and other current             3,910         14,271
      assets
    Deferred tax asset                             2,534          2,534
        Total current assets                     104,506        100,363
Property and equipment at cost, net of
accumulated depreciation and amortization         88,326        111,819
Preoperating costs, net of accumulated
amortization                                       1,486              -
Intangible assets, net of accumulated              2,382          2,296
amortization
Debt issuance costs, net of accumulated
amortization                                       3,420          3,528
Aircraft deposits                                 21,060         39,453
Other assets                                       6,446          8,002
        Total assets                           $ 227,626       $265,461
Liabilities and Stockholders' Equity

Current:
    Accounts payable                           $   5,262      $   5,454
    Current portion of long-term debt              3,450          4,110
    Current portion of capital lease               1,334          1,824
obligations
    Accrued liabilities                           26,330         34,940
        Total current liabilities                 36,376         46,328
Long-term debt, less current portion              63,289         74,130
Capital lease obligations, less current            1,446          5,909
portion
Deferred tax liability                             6,238          6,238
Deferred credits, net                              9,900         15,486
        Total liabilities                        117,249        148,091
Stockholders' equity:
Common stock: $.02 par value per share;
shares authorized 65,000,000; shares issued
20,821,001 and 21,004,690 respectively;
shares outstanding 19,348,501 and                    416            419
18,549,024 respectively
Additional paid-in capital                        85,215         86,788
Less: Common stock in treasury, at cost,
1,472,500 and 2,455,666 shares respectively      (17,069)       (34,046)
Retained earnings                                 41,815         64,209
        Total stockholders' equity               110,377        117,370
        Total liabilities and stockholders'    $ 227,626       $265,461
equity

         See accompanying notes to the condensed consolidated financial statements.

                                    Atlantic Coast Airlines Holdings, Inc.
                           Condensed Consolidated Statements of Operations
                                                               (Unaudited)

Three months ended September 30,
   (In thousands, except for per share data)          1998        1999
Operating revenues:
Passenger                                              $ 76,890   $ 89,758
Other                                                     1,210      1,264
   Total operating revenues                              78,100     91,022
Operating expenses:
Salaries and related costs                               17,598     21,763
Aircraft fuel                                             6,434      8,715
Aircraft maintenance and materials                        5,982      5,272
Aircraft rentals                                          9,543     11,625
Traffic commissions and related fees                     10,641     14,633
Facility rents and landing fees                           3,768      4,590
Depreciation and amortization                             1,532      2,350
Other                                                     5,547      7,542
        Total operating expenses                         61,045     76,490
Operating income                                         17,055     14,532
Other income (expense):
Interest expense                                           (712)    (1,408)
Interest income                                           1,079        882
Other, net                                                  (28)       (27)
Total other income (expense)                                339       (553)
Income before income tax provision                       17,394     13,979
Income tax provision                                      6,781      5,628
Net income                                              $10,613     $8,351
Income per share:

   Basic                                                  $0.55      $0.45

   Diluted                                                $0.49      $0.40

Weighted average shares used in computation:
              -basic                                     19,198     18,655
              -diluted                                   22,244     21,632

     See accompanying notes to the condensed consolidated financial statements.

                                    Atlantic Coast Airlines Holdings, Inc.
                           Condensed Consolidated Statements of Operations
                                                               (Unaudited)

Nine Months ended September 30,
 (In thousands, except for per share data)            1998        1999
Operating revenues:
Passenger                                           $208,398    $252,571
Other                                                  3,516       3,851
   Total operating revenues                          211,914     256,422
Operating expenses:
Salaries and related costs                            48,776      62,074
Aircraft fuel                                         17,237      23,335
Aircraft maintenance and materials                     17,579     17,638
Aircraft rentals                                       26,760     33,344
Traffic commissions and related fees                   31,154     40,459
Facility rents and landing fees                         9,698     13,171
Depreciation and amortization                           4,380      6,461
Other                                                  16,042     21,231
        Total operating expenses                      171,626    217,713
Operating income                                       40,288     38,709
Other income (expense):
Interest expense                                       (2,860)    (3,905)
Interest income                                         3,016      2,777
Debt conversion expense                                (1,410)        -
Other, net                                                 33       (106)
Total other income (expense)                           (1,221)    (1,234)
Income before income tax provision and cumulative effect
   of accounting change                                39,067     37,475
Income tax provision                                   16,380     14,293
Income before cumulative effect of
   accounting change                                   22,687     23,182
Cumulative effect of accounting change, net of income      -        (888)
tax
Net income                                            $22,687    $22,294
Income per share:
 Basic
   Income before cumulative effect of accounting        $1.28      $1.21
change
   Cumulative effect of accounting change                  -       (0.04)
 Income per share                                       $1.28      $1.17
 Diluted
   Income before cumulative effect of accounting
change                                                 $1.07       $1.07
   Cumulative effect of accounting change                 -        (0.04)
   Income per share                                    $1.07       $1.03

Weighted average shares used in computation:
              -basic                                  17,737      19,089
              -diluted                                22,143      22,159

     See accompanying notes to the condensed consolidated financial statements.

                                Atlantic Coast Airlines Holdings, Inc.
                       Condensed Consolidated Statements of Cash Flows
                                                           (Unaudited)

Nine months ended September 30,
(In thousands)                                        1998       1999
Cash flows from operating activities:
   Net income                                       $ 22,687  $ 22,294
   Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                     3,858     6,511
     Write off of preoperating costs                      -      1,486
     Amortization of intangibles and                     522       132
          preoperating costs
     Provision for uncollectible accounts and
       inventory obsolescence                             50        55
     Amortization of deferred credits                   (550)     (581)
     ESOP termination costs                                -       214
     Gain on disposal of fixed assets                    211       380
     Amortization of debt discount and finance            37        52
       cost
     Debt conversion expense                           1,410         -
     Interest on debt conversion                         162         -
     Interest on credit due from manufacturer           (442)     (247)
     Capitalized interest                             (1,241)   (1,190)
     Gain on ineffective hedge position                    -      (211)
     Other                                               708       171
     Changes in operating assets and
liabilities:
       Accounts receivable                            (8,273)   (3,181)
       Expendable parts and fuel inventory              (615)     (700)
       Prepaid expenses and other current assets      (6,764)   (8,753)
       Preoperating costs                                 (5)        -
       Accounts payable                                  649     1,163
       Accrued liabilities                             8,653     8,560
Net cash provided by operating activities             21,057    26,155
Cash flows from investing activities:
   Purchases of property and equipment               (32,194)  (26,249)
   Note receivable from executive officer                  -    (1,260)
   Maturities of short term investments               10,678         -
   Funding provided for regional terminal                  -   (10,801)
   Reimbursement of regional terminal funding              -     7,751
   Refund of aircraft lease deposits and other           120         3
   Payments for aircraft deposits and other             (500)  (17,270)
Net cash used in investing activities                (21,896)  (47,826)
Cash flows from financing activities:
   Proceeds from bridge loan                             -       7,751
   Stock repurchases                                     -     (17,192)
   Proceeds from spare engine financing               1,318      6,546
   Proceeds from issuance of long-term debt          16,767     14,708
   Payments of long-term debt                        (1,787)    (3,162)
   Payments on the bridge loan                           -      (7,751)
   Payments of capital lease obligations             (2,320)    (1,275)
   Deferred financing costs                          (1,529)      (284)
   Proceeds from exercise of stock options            1,653      1,190
Net cash provided by financing activities            14,102        531
Net increase (decrease) in cash and cash             13,263    (21,140)
equivalents
Cash and cash equivalents, beginning of period       39,167     64,412
Cash and cash equivalents, end of period           $ 52,430   $ 43,272

           See accompanying notes to the condensed consolidated financial statements.

                 ATLANTIC COAST AIRLINES HOLDINGS, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Atlantic Coast Airlines Holdings, Inc. ("ACAI") and its subsidiaries, Atlantic Coast Airlines ("ACA") and Atlantic Coast Jet, Inc. ("ACJet"), (ACAI, ACA and ACJet, together, the "Company"), without audit, pursuant to the rules and regulations of the Securities and
Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such condensed consolidated financial statements. Results of operations for the three and nine month periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 1999. Certain amounts as previously reported have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. OTHER - COMMITMENTS

On May 4, 1999, the Company entered into two interest rate swap contracts having an aggregate notional amount of $13 million to hedge its exposure by approximately 37%, to interest rate changes until permanent financing for two RJ aircraft scheduled for delivery in October and November 1999, is secured. On July 2, 1999, the Company entered into an interest rate swap contract having an aggregate notional amount of $7 million to hedge its exposure by approximately 40%, to interest rate changes until permanent financing for the RJ aircraft scheduled for delivery in December 1999, is secured. On August 25, 1999, the Company entered into three interest rate swap contracts having an aggregate notional amount of $23 million to hedge its exposure by approximately 44%, to interest rate changes until permanent financing for three RJ aircraft scheduled for delivery in March, April and May 2000, is secured.


In April 1999, the Company entered into commodity swap transactions to hedge price changes on approximately 18,700 barrels of jet fuel per month during the period from July through September 1999. The contracts provided for an average fixed price of 45.5 cents per gallon of jet fuel. In June 1999, the Company entered into commodity swap transactions to hedge price changes on approximately 36,700 barrels of jet fuel per month during the period from July through September 1999. The contracts provide for an average fixed price of 41.55 cents per gallon of jet fuel. During the third quarter 1999, the Company recognized gains of approximately $950,000 as a reduction of fuel expense. Also in April 1999, the Company entered into a call option contract to hedge price changes on approximately 19,300 barrels of crude oil per month during the period from October through December 1999. The contract provides for a premium payment of approximately $75,400 and sets a cap on the maximum price equal to approximately 42 cents per gallon of jet fuel excluding taxes and into-plane fees with the premium and any gains on this contract to be recognized as a component of fuel expense during the period in which the Company purchases fuel. With this transaction, the Company has hedged approximately 20% of its projected jet fuel requirements for the fourth quarter of 1999.

The Metropolitan Washington Airport Authority ("MWAA"), in coordination with the Company, has built an approximately 69,000 square foot regional passenger concourse at Washington Dulles International Airport, ("Washington-Dulles"). The facility opened on May 2, 1999. The Company has agreed to obtain its own interim financing from a third party lender to fund a portion of the total program cost of the regional concourse for approximately $15 million. The Company's remaining obligation as of September 30, 1999 is approximately $1.9 million. MWAA has agreed to replace the Company's interim financing with the proceeds of bonds or, if obtained, Passenger Facility Charges ("PFC") funds, no later than one year following the substantial completion date of the project.

In February 1999, the Company entered into an asset-based lending agreement with two financial institutions that provides the Company with a $15 million bridge loan for the construction of the regional terminal at Washington-Dulles and a line of credit for up to $35 million depending on the amount of assigned ticket receivables and the value of certain rotable spare parts. The $35 million line of credit replaces a previous $20 million line of credit. The interest rate on this line is LIBOR plus
 .75% to 1.75% depending on the Company's fixed charges coverage ratio.

During the first nine months of 1999, the Company borrowed $7.8 million on the bridge loan and recorded a receivable from MWAA for $10.9 million. In May 1999, MWAA paid the Company $7.8 million, and the Company repaid its borrowings on the bridge loan. As of September 30, 1999 there are no outstanding borrowings on the bridge loan. A note receivable from MWAA of $3.1 million is recorded at September 30, 1999. No additional amounts were drawn on the bridge loan for this additional $3.1 million funding. However, the Company may do so in the future as desired.

The Company has firm orders for 45 RJs in addition to the 21 previously delivered, and options for an additional 27 RJs. The delivery schedule for the 45 firm orders is as follows: two are scheduled for the fourth quarter of 1999, fifteen in 2000, eighteen in 2001, and ten in 2002. Twenty-two of the 45 firm ordered aircraft are for the United Express operation, 20 for the Delta Connection operation (see footnote 9), and three remain unallocated as of November 1, 1999. The value of the remaining  45  undelivered aircraft on firm order is  approximately  $830 million.

The Company also has a firm order for 25 328JET feeder jet aircraft and a conditional order for 55 328JET and 428JET feeder jet aircraft, and options for an additional 85 feeder jet aircraft, from Fairchild Aerospace Corporation. The delivery schedule for the 25 firm orders for the Delta Connection operation is as follows: fourteen in 2000 and eleven in 2001. The value of the aircraft on firm order is approximately $275 million and the value of the aircraft in the conditional order (excluding the option aircraft) is approximately $700 million. The Company requires United's approval to operate more than 43 jet aircraft as United Express. The conditional portion of the Fairchild order is contingent on the Company receiving United's approval to operate the feeder jets as United Express. The Company at its option may waive the condition and enter into commitments for firm delivery positions under the Fairchild agreement.

During the third quarter of 1999, the Company executed a seven year engine services agreement with GE Engine Services, Inc. ("GE") covering the scheduled and unscheduled repair of ACA's CF34-3B1 jet engines operated on the 43 RJs already delivered or on order for the United Express operation. Under the terms of the agreement, the Company will pay a set dollar amount per engine hour flown on a monthly basis to GE and GE assumes the responsibility to repair the engines when required at no additional expense to the Company, subject to certain exclusions. The Company intends to expense the amount due based on the monthly rates stipulated in the agreement, as engine hours are flown.

3.   NOTE RECEIVABLE

Included in prepaid expenses and other current assets as of September 30, 1999 is a promissory note from an executive officer of the Company dated as of May 24, 1999 with a balance including accrued interest of $1.26 million. The note accrues interest on the outstanding balance at 7.75% payable quarterly. The note is payable in full no later than May 25, 2000. The Company has the right to offset the balance due on the note by certain amounts that may be payable if the officer's employment terminates.

4.   INCOME TAXES

For the third quarter 1999, the Company had a combined effective tax rate for state and federal taxes of 40.3%. The Company's combined statutory tax rate for state and federal taxes is approximately 40%. The Company's annualized 1999 effective tax rate is positively affected by the application of certain 1998 and prior, state tax credits that were determined realizable in 1999.

5.   STOCK PURCHASE PLAN

On April 21, 1999, the Company's Board of Directors approved a plan to purchase up to $20 million or five percent of its then current outstanding shares in open market or private transactions over a twelve-month period. The Company purchased 871,500 shares of its common stock during the second quarter of 1999 at an average price of $17.17 per share, and an additional 125,000 shares during the third quarter of 1999 at an average price of $17.81 per share.


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

                                    Three Months           Nine Months
                                 Ended September 30,   Ended September 30,
(in thousands)                      1998        1999        1998       1999


 Income (basic)                    $10,613     $8,351     $22,687   $22,294
   Interest expense on 7%
Convertible Notes net of tax           183        208         979       623
effect
  Income (diluted)                 $10,796     $8,559     $23,666   $22,917

   Weighted average shares
outstanding (basic)                 19,198     18,655      17,737    19,089
   Incremental shares related to
stock options                          844        775         894       868
   Incremental shares related to 7%
Convertible Notes                    2,202      2,202       3,512     2,202
   Weighted average shares
outstanding (diluted)               22,244     21,632      22,143    22,159

7. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

The American Institute of Certified Public Accountants issued Statement of Position 98-5 on accounting for start-up costs, including preoperating costs related to the introduction of new fleet types by airlines. The new accounting guidelines became effective January 1, 1999. The Company had previously deferred certain start-up costs related to the introduction of the RJs and was amortizing such costs to expense ratably over four years. In January 1999, the Company recorded an after tax charge for the remaining unamortized balance of approximately $888,000, ($1,486,000 pretax), associated with previously deferred preoperating costs.

8.   EMPLOYEE STOCK OWNERSHIP PLAN

Effective June 1, 1998, the Board of Directors of the Company voted to terminate the Employee Stock Ownership Plan (the "ESOP"). The Company received a determination letter from the IRS on March 15, 1999 which notified the Company that the termination of the ESOP does not adversely affect the qualifications of the plan for federal tax purposes. In preparing for the final distribution of ESOP shares to participants, it was discovered that a misallocation of shares had occurred in years 1993 through 1997 resulting in a few of the eligible participants not receiving some of their entitled shares. The Company contributed the required number of additional shares to the ESOP during the second and third quarters of 1999 when the final calculation was determined and recognized approximately $250,000 in expense. The Company has filed a request for a compliance statement under the IRS's Voluntary Compliance Resolution Program to obtain Service approval of the Company's response to the share misallocation issue. In September 1999, the ESOP trustee distributed the ESOP assets per participant's direction. The ESOP will continue until all participants are located and any remaining assets are properly distributed.


9.   DELTA CONNECTION AGREEMENT

The Company has reached a ten year agreement with Delta Air Lines, Inc. to operate regional jet aircraft as part of the Delta Connection program on a fee-per-departure basis. Under the fee-per-departure structure, the Company bears the risk to operate the flight schedule, and Delta assumes the risk of marketing and selling seats to the traveling public. Delta may terminate the agreement at any time if the Company fails to maintain certain performance standards, and may terminate without cause, effective no earlier than two years after commencement of operations, by providing 180 days notice to the Company. The Delta Connection Agreement provides the Company with certain rights in the event of termination without cause. The Company has ordered 20 50-seat Canadair regional jets from Bombardier Aerospace of Montreal and 25 328JET feeder jets from Fairchild for this new venture. The Company has established a new subsidiary, Atlantic Coast Jet, Inc. ("ACJet"), d.b.a. Delta Connection, which is now in the application and approval process with the applicable federal agencies to obtain authority to conduct scheduled passenger air transportation of jet aircraft. Initial Delta Connection service to various destinations in the Northeast United States is expected to begin no sooner than April 2000, subject to satisfactory resolution of regulatory requirements and other start-up considerations. The Company can make no assurances that its ACJet subsidiary will receive all necessary regulatory approvals by this date.

10.  SUBSEQUENT EVENTS


In October 1999, the Company entered into commodity swap transactions to hedge price changes on approximately 13,300 barrels of crude oil per month for the period April to June 2000, and on approximately 23,300 barrels of crude oil per month for the period July through September
2000. The contracts provide for an average fixed price equal to approximately 52.6 cents per gallon for the second quarter of 2000 and 51 cents per gallon for the third quarter of 2000. With these transactions and taking into account that Delta Air Lines, Inc. bears the economic risk of fuel price fluctuations for future fuel requirements associated with the Delta Connection program, the Company has hedged approximately 20% of its anticipated jet fuel requirements for the fourth quarter of 1999; 11% for the second quarter 2000; 22% for the third quarter 2000; and 15%, for the fourth quarter of 2000.

In October 1999, the Company funded an additional $870,000 to MWAA as part of its obligation for the construction of the regional passenger concourse at Washington Dulles Airport. The Company's remaining obligation is approximately $1.0 million.

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations


                   Third Quarter Operating Statistics

                                                            Increase
Three months ended September 30,            1998     1999  (Decrease
                                                               )
Revenue passengers carried                712,556   879,748      23.5%

Revenue passenger miles ("RPMs")          221,746   280,186      26.3%
(000's)
Available seat miles ("ASMs") (000's)     381,503   456,899      19.8%

Passenger load factor                      58.1%      61.3%       3.2 pts
Break-even passenger load factor 1         45.2%      51.4%       6.2 pts
Revenue per ASM (cents)                    20.2       19.6       (3.0%)
Yield (cents)                              34.7       32.0       (7.8%)
Cost per ASM (cents)                       16.0       16.7       (4.4%)
Average passenger fare                   $107.91     $102.03     (5.4%)

Average passenger segment (miles)            311        318       2.3%
Revenue departures - scheduled            46,085     49,575       7.6%
Revenue departures - completed            44,884     47,379       5.6%
Revenue block hours                       59,264     63,339       6.9%
Aircraft utilization (block hours)           9.6        8.9      (7.3%)
Average cost per gallon of fuel (cents) 2   67.9       74.2       9.3%
Aircraft in service (end of period)           72         80      11.1%

Comparison of three months ended September 30, 1999, to three months ended September 30, 1998.

Results of Operations

           The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company's management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Such factors include, among others, the costs of implementing jet service, the response of the Company's competitors to the Company's business strategy, the amount and timing of Delta Connection start-up costs, obtaining regulatory approval for ACJet to conduct air transportation, the ability of the Company to obtain favorable financing terms for its aircraft, the ability of aircraft manufacturers to deliver aircraft on schedule, market acceptance of the Company's jet service, routes and schedules offered by the Company, the ability to identify, implement and profitably operate new business opportunities, the success of the Company's and other third party's Year 2000 remediation efforts, the cost of fuel, the weather, general economic conditions, changes in and satisfaction of regulatory requirements, aircraft remarketing and fleet rationalization costs, and the factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

     General

          In the third quarter of 1999 the Company posted net income of $8.4 million compared to net income of $10.6 million for the third quarter of 1998. In the three months ended September 30, 1999, the Company earned pretax income of $14.0 million compared to $17.4 million in the three months ended September 30, 1998. Unit revenues, revenue per ASM ("RASM"), decreased 3.0% to 19.6 cents year over year, while unit costs, operating cost per ASM ("CASM"), increased 4.4% to 16.7 cents year over year. This resulted in operating margin decreasing to 16% for the third quarter of 1999 from 21.8% for the third quarter of 1998. Total passengers increased 23.5% in the third quarter of 1999 compared to the third quarter of 1998 to 879,748 passengers.

     Operating Revenues

           The Company's operating revenues increased 16.5% to $91.0 million in the third quarter of 1999 compared to $78.1 million in the third quarter of 1998. The increase resulted from a 19.8% increase in ASMs and an increase in load factor of 3.2 percentage points, partially offset by a 7.8% decrease in yield (ratio of passenger revenue to revenue passenger miles). Operating revenues were negatively affected by severe hurricane weather during the third quarter of 1999, while operating revenues during the third quarter of 1998 were positively impacted by a work stoppage by labor at Northwest Airlines.

          The increase in ASMs is the result of service expansion utilizing additional Canadair 50 seat Regional Jets ("RJs"). The Company was operating in revenue service 20 RJs as of September 30, 1999 as compared to eleven as of September 30, 1998. The scheduling in 1999 of RJs on routes previously flown by turboprop aircraft has led to the average aircraft stage length for all aircraft in the fleet remaining essentially unchanged on a year over year basis at 272 miles as compared to 271 miles. The average aircraft stage length of the RJ decreased 8.6% to 433 miles for the third quarter of 1999 as compared to 474 miles for the third quarter of 1998.

          The year over year percentage reduction in yield is attributable to additional competition at the Company's Washington-Dulles hub, general industry yield weakness, and an increase of 2.3% in the average passenger trip length to 318 miles.

     Operating Expenses

           The Company's operating expenses increased 25.3% in the third quarter of 1999 compared to the third quarter of 1998 due primarily to a 19.8% increase in ASMs, a 23.5% increase in passengers carried and a 9.3% increase in the price per gallon of jet fuel coupled with a 16.1% increase in the average fuel burn rate to 186 gallons per block hour. The increase in ASMs reflects the net addition of nine RJs into scheduled service since the end of the third quarter of 1998. A summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended September 30, 1998, and 1999 is as follows:

                                      Three Months ended September 30
                                          1998               1999
                                    Percent    Cost     Percent    Cost
                                        of                of
                                    Operating  Per ASM  Operating  Per ASM
                                    Revenues   (cents)  Revenues   (cents)

  Salaries and related costs           22.5%     4.6     23.9%      4.8
  Aircraft fuel                         8.2%     1.7      9.6%      1.9
  Aircraft maintenance and              7.7%     1.6      5.8%      1.2
    materials
  Aircraft rental                      12.2%     2.5     12.8%      2.5
  Traffic commissions and related      13.6%     2.8     16.1%      3.2
  Facility rents and landing fees       4.8%     1.0      5.0%      1.0
  Depreciation and amortization         2.1%     0.4      2.6%      0.5
  Other                                 7.1%     1.4      8.2%      1.6

 Total                                 78.2%    16.0     84.0%     16.7

           Cost per ASM increased 4.4% on a year-over-year basis to 16.7 cents during the third quarter of 1999 even though the Company added nine RJs in revenue service since the end of the third quarter of 1998. The RJ produces approximately 4.5 times more ASM's on a daily basis than one of the Company's average-sized turboprops. The increase in CASM was partially due to our flight completion factor decreasing by 1.8 points principally the result of severe hurricane weather during the third quarter and scheduled aircraft utilization decreasing 4.1% to 9.3 hours primarily as a result of new aircraft banking operations at IAD. Aircraft utilization was positively impacted in the third quarter of 1998 by the work stoppage by labor at Northwest Airlines, which enabled the Company to schedule extra flights in certain markets.

           Salaries and related costs per ASM increased 4.3% to 4.8 cents in the third quarter of 1999 compared to 4.6 cents in the third quarter of 1998. In absolute dollars, salaries and related costs increased 23.7% from $17.6 million in the third quarter of 1998 to $21.8 million in the third quarter of 1999. The increase resulted primarily from additional flight crews, customer service personnel and maintenance personnel to support the Company's increased level of operations.

           The cost per ASM of aircraft fuel increased 11.8% to 1.9 cents for the third quarter of 1999 as compared to 1.7 cents for the third quarter of 1998. In absolute dollars, aircraft fuel expense increased 35.5% from $6.4 million in the third quarter of 1998 to $8.7 million, net of gains on fuel hedges, in the third quarter of 1999. The increased fuel expense resulted from the 6.9% increase in revenue block hours, a 9.3% increase in the average cost per gallon of fuel from 67.9 cents to 74.2 cents including applicable taxes and into-plane fees, and the delivery of additional RJ aircraft which burn more fuel than the J-41 and J-32 turboprop aircraft on a per ASM basis. The Company had hedged approximately 60% of its anticipated jet fuel requirements for the third quarter of 1999 at an average price, excluding taxes and into-plane fees, of approximately 43.5 cents per gallon. The Company realized approximately $950,000 in fuel expense savings during the third quarter of 1999 as a result of its fuel hedging activity. There can be no assurance that future increases in fuel prices will not adversely affect the Company's operating expenses. The Company has entered into additional hedge transactions to minimize its exposure to fuel price increases for the remainder of 1999 and the year 2000. See "Other Commitments".

           The cost per ASM of aircraft maintenance and materials decreased 25% to 1.2 cents in the third quarter of 1999 compared to 1.6 cents in the third quarter of 1998. The large decrease in per ASM cost is due to the addition of nine 50-seat RJs, which are currently covered by manufacturer's warranties, since the third quarter of 1998 and the reversal in the third quarter of 1999 of approximately $1.5 million of maintenance accruals for major RJ engine repairs which are no longer required as a result of the Company's new long-term maintenance agreement with GE Engine Services. This agreement, entered into in September 1999, provides for GE to perform all required maintenance on the RJ engine fleet covered by the agreement. In absolute dollars, aircraft maintenance and materials expense decreased 11.9% from $6.0 million in the third quarter of 1998 to $5.3 million in the third quarter of 1999. Without the reversal of the engine repair accrual, aircraft maintenance and materials expense increased 13.2% in absolute dollars to $6.8 million.

           The cost per ASM of aircraft rentals remained the same at 2.5 cents for the third quarter of 1999. In absolute dollars, aircraft rentals increased 21.8% from $9.5 million in the third quarter of 1998 to $11.6 million in the third quarter of 1999, reflecting the addition of seven leased RJ aircraft.

           The cost per ASM of traffic commissions and related fees increased to 3.2 cents in the third quarter of 1999 compared to 2.8 cents in the third quarter of 1998. In absolute dollars, traffic commissions and related fees increased 37.5% from $10.6 million in the third quarter of 1998 to $14.6 million in the third quarter of 1999. Approximately $600,000 of costs relating to the third quarter of 1998 was not billed until 1999 as a result of a billing error related to a third party software program's inability to properly process electronic tickets. These costs were expensed in 1999 when the error was identified, investigated and resolved. The remaining increase results from a 16.7% increase in passenger revenues and a 23.5% increase in revenue passengers.

           The cost per ASM of facility rents and landing fees remained unchanged at 1.0 cents. In absolute dollars, facility rents and landing fees increased 21.8% from $3.8 million in the third quarter of 1998 to $4.6 million in the third quarter of 1999. The increased costs result primarily from the 5.6% increase in the number of departures and the Company's occupancy of its new regional terminal at Washington Dulles on May 2, 1999.

           The cost per ASM of depreciation and amortization increased by 25% to 0.5 cents for the third quarter of 1999 from 0.4 cents for the third quarter of 1998. In absolute dollars, depreciation and amortization increased 53.4% from $1.5 million in the third quarter of 1998 to $2.4 million in the third quarter of 1999 primarily as a result of the purchase of two RJs in the last four months of 1998 and one RJ in the second quarter of 1999 and additional rotable spare parts and engines associated with the RJs.

           The cost per ASM of other operating expenses increased to 1.6 cents in the third quarter of 1999 from 1.4 cents in the third quarter of 1998. In absolute dollars, other operating expenses increased 36% from $5.5 million in the third quarter of 1998 to $7.5 million in the third quarter of 1999. The increased costs result primarily from one time costs associated with the Company's replacement of core information systems and legal settlements, the Company beginning to incur start-up costs associated with the new Delta Connection agreement, and the 23.5% increase in revenue passengers which results in higher passenger handling costs.

          As a result of the foregoing changes in operating expenses, and a 19.8% increase in ASMs, total cost per ASM increased to 16.7 cents in the third quarter of 1999 compared to 16.0 cents in the third quarter of 1998. In absolute dollars, total operating expenses increased 25.3% from $61 million in the third quarter of 1998 to $76.5 million in the third quarter of 1999.

          The Company's combined effective tax rate for state and federal taxes during the third quarter of 1999 was approximately 40.3% as compared to 39% for the third quarter of 1998. The Company anticipates its effective tax rate for the remainder of 1999 to be approximately 40%.

Nine Months Operating Statistics

                                                                Increase
                                                               (Decrease)
Nine months ended September 30,               1998      1999    % Change
Revenue passengers carried                1,823,766   2,390,975    31.1%

Revenue passenger miles ("RPMs")            564,661     767,221    35.9%
(000's)
Available seat miles ("ASMs") (000's)     1,001,072   1,307,999    30.7%

Passenger load factor                        56.4%      58.7%    2.3 pts
Break-even passenger load factor 1           45.5%      49.7%    4.2 pts
Revenue per ASM (cents)                       20.8       19.3     (7.2%)
Yield (cents)                                 36.9       32.9    (10.8%)
Cost per ASM (cents)                          17.1       16.6     (2.9%)
Average passenger fare                     $114.27    $105.64     (7.6%)
Average passenger segment (miles)              310        321      3.6%
Revenue departures - scheduled             130,541    145,369     11.4%
Revenue departures - completed             124,684    138,770     11.3%
Revenue block hours                        165,921    184,705     11.3%
Aircraft utilization (block hours)             9.4        9.1     (3.2%)
Average cost per gallon of fuel (cents)2      68.2       69.5      1.9%
Aircraft in service (end of period)             72         80     11.1%


Comparison of nine months ended September 30, 1998, to nine months ended September 30, 1999.

Results of Operations

     General

           For the first nine months of 1999, the Company posted net income of $22.3 million compared to net income of $22.7 million for the first nine months of 1998. For the nine months ended September 30, 1999, the Company earned pretax income of $37.5 million compared to $39.1 million for the nine months ended September 30, 1998. Unit revenues, RASM, decreased 7.2% to 19.3 cents period over period, while unit costs, CASM, decreased 2.9% to 16.6 cents period over period. This resulted in the operating margin decreasing to 15.1% for the first nine months of 1999 from 19.0% for the first nine months of 1998.

     Operating Revenues

           The Company's operating revenues increased 21% to $256.4 million for the first nine months of 1999 compared to $211.9 million in the first nine months of 1998. The increase resulted from a 30.7% increase in ASMs and an increase in load factor of 2.3 percentage points, partially offset by a 10.8% decrease in yield.

           The increase in ASM's is the result of service expansion utilizing the RJ. The Company was operating 20 RJs in revenue service as of September 30, 1999 as compared to eleven as of September 30, 1998. The longer stage length of the RJ results in the average aircraft stage length for the first nine months of 1999 increasing 2.3% over the first nine months of 1998 to 272 miles.

           The year over year percentage reduction in yield is primarily the result of the 3.6% increase in the average passenger trip length to 321 miles, issues associated with utilizing United's Orion yield management system during the first half of 1999, additional competition at the Company's Washington-Dulles hub, general industry yield weakness, and the unusually high number of weather cancellations during the first and third quarters of 1999 that particularly disrupted high yield business travelers. Total passengers increased 31.1% in the first nine months of 1999 compared to the first nine months of 1998.

     Operating Expenses

           The Company's operating expenses increased 26.9% for the first nine months of 1999 compared to the first nine months of 1998 due primarily to a 30.7% increase in ASMs and a 31.1% increase in passengers carried. The increase in ASMs reflects the net addition of nine RJs into scheduled service since the end of the third quarter of 1998.





A summary of operating expenses as a percentage of operating revenues and cost per ASM for the nine months ended September 30, 1998, and 1999 is as follows:

                                          1998               1999
                                   Percent     Cost     Percent     Cost
                                      of                  of
                                   Operating  Per ASM  Operating  per ASM
                                   Revenues   (cents)  Revenues   (cents)

  Salaries and related costs           23.0%     4.9     24.2%      4.7
  Aircraft fuel                         8.1%     1.7      9.1%      1.8
  Aircraft maintenance and              8.3%     1.7      6.9%      1.3
 materials
  Aircraft rentals                     12.6%     2.7     13.0%      2.6
  Traffic commissions and related      14.7%     3.1     15.8%      3.1
 fees
  Facility rents and landing fees       4.6%     1.0      5.1%      1.0
  Depreciation and amortization         2.2%     0.4      2.5%      0.5
  Other                                 7.5%     1.6      8.3%      1.6
 Total                                 81.0%    17.1     84.9%     16.6

          Cost per ASM decreased 2.9% to 16.6 cents during the first nine months of 1999 compared to 17.1 cents during the first nine months of 1998 primarily due to the introduction of nine RJs in revenue service since the end of the third quarter of 1998. The RJ produces approximately 4.5 times more ASM's on a daily basis than one of the Company's average-sized turboprops.

           Salaries and related costs per ASM decreased 4.1% to 4.7 cents in the first nine months of 1999 compared to the first nine months of 1998. In absolute dollars, salaries and related costs increased 27.3% from $48.8 million in the first nine months of 1998 to $62.1 million in the first nine months of 1999. The increase resulted primarily from additional flight crews, customer service personnel and maintenance personnel to support the Company's increased level of operations.

           The cost per ASM of aircraft fuel increased 5.9% to 1.8 cents for the first nine months of 1999 as compared to 1.7 cents for the first nine months of 1998. In absolute dollars, aircraft fuel expense increased 35.4% from $17.2 million in the first nine months of 1998 to $23.3 million in the first nine months of 1999. The increased fuel expense resulted from the 11.3% increase in revenue block hours, a 1.9% increase in the average cost per gallon of fuel from 68.2 cents to 69.5 cents including taxes and into-plane fees, and the delivery of additional RJ aircraft which burn more fuel than the J-41 and J-32 turboprop aircraft on a per ASM basis. The Company had hedged approximately 70% of its jet fuel requirements for the first nine months of 1999 at an average price, excluding taxes and into-plane fees, of approximately 43.8 cents per gallon. The Company realized net savings of approximately $355,000 in fuel costs during the first nine months of 1999 as a result of its fuel hedging activity. There can be no assurance that future increases in fuel prices will not adversely affect the Company's operating expenses. The Company has entered into additional hedge transactions to minimize its exposure to fuel price increases during the remainder of 1999 and the year 2000. See "Other Commitments".

           The cost per ASM of aircraft maintenance and materials decreased 23.5% to 1.3 cents in the first nine months of 1999 compared to the first nine months of 1998. In absolute dollars, aircraft maintenance and materials expense increased 0.3% in the first nine months of 1999 to $17.6 million.

          The cost per ASM of aircraft rentals decreased to 2.6 cents for the first nine months of 1999 compared to 2.7 cents for the first nine months of 1998. This decrease is the result of leasing six additional RJ aircraft which generally have lower per ASM ownership costs than the turboprop aircraft and the purchase of three RJ aircraft during this period which reduce aircraft rental expense per ASM. In absolute dollars, aircraft rentals increased 24.6% from $26.8 million in the first nine months of 1998 to $33.3 million in the first nine months of 1999 reflecting the addition of the six leased RJ aircraft.

           The cost per ASM of traffic commissions and related fees remained the same at 3.1 cents in the first nine months of 1999 and 1998, respectively. In absolute dollars, traffic commissions and related fees increased 29.9% from $31.2 million in the first nine months of 1998 to $40.5 million in the first nine months of 1999. The increase resulted from a 21.2% increase in passenger revenues and a 31.1% increase in passengers.

           The cost per ASM of facility rents and landing fees remained the same at 1.0 cents. In absolute dollars, facility rents and landing fees increased 35.8% from $9.7 million in the first nine months of 1998 to $13.2 million in the first nine months of 1999. The increased costs result primarily from the 11.3% increase in the number of departures which includes the addition of the Chicago-O'Hare hub operation and the Company's occupancy of the new regional terminal at Washington-Dulles on May 2, 1999.

          The cost per ASM of depreciation and amortization increased  to
0.5 cents for the first nine months of 1999 compared to 0.4 cents for the first nine months of 1998. In absolute dollars, depreciation and amortization increased 47.5% from $4.4 million in the first nine months of 1998 to $6.5 million in the first nine months of 1999 primarily as a result of additional rotable spare parts and engines associated with the RJs and the purchase of two RJs in the last four months of 1998 and one in the second quarter of 1999.

           The cost per ASM of other operating expenses remained the same at 1.6 cents in the first nine months of 1999 and 1998. In absolute dollars, other operating expenses increased 32.3% from $16.0 million in the first nine months of 1998 to $21.2 million in the first nine months of 1999. The increased costs result primarily from the 31.1% increase in revenue passengers which resulted in higher passenger handling costs, one time expenses incurred for closure of the Company's ESOP, replacement of core information systems and legal fees, and the beginning of start-up costs for the Delta Connection agreement.

          As a result of the foregoing changes in operating expenses, and a 30.7% increase in ASMs, total cost per ASM decreased to 16.6 cents in the first nine months of 1999 compared to 17.1 cents in the first nine months of 1998. In absolute dollars, total operating expenses increased 26.9% from $171.6 million in the first nine months of 1998 to $217.7 million in the first nine months of 1999.

          The Company's combined effective tax rate for state and federal taxes during the first nine months of 1999 was approximately 38.1% as compared to 41.9% for the first nine months of 1998. This decrease is due to the non deductibility for taxes of a one time non-cash, non-operating charge recorded in the second quarter of 1998 related to the temporary reduction in the conversion price for holders of the Company's 7% Convertible Subordinated Notes and the application of certain 1998 and
prior, state tax credits that were determined realizable in 1999.   The

Company anticipates its effective tax rate for the remainder of 1999 to be approximately 40%.

Outlook

          This outlook section contains forward-looking statements which are subject to the risks and uncertainties set forth above on pages 12 and 13.
          On October 21, 1999, the Company announced that effective January 1, 2000, President and CEO Kerry Skeen will become Chairman of the Board of Directors while retaining his role as Chief Executive Officer. C. Edward Acker will retire as Chairman on that date, but will remain a member of the Board. Thomas Moore, presently Executive Vice-president and Chief Operating Officer, will become President and COO on January 1, 2000.

          As of November 12, 1999, the Company's Atlantic Coast Airlines ("ACA") subsidiary, DBA United Express, was operating a fleet of 81 aircraft comprised of 21 RJs, 32 J41's and 28 J32's. The Company has United approval to operate, as United Express, 43 regional jets. The Company has also placed a conditional aircraft order with Fairchild Aerospace Corporation ("Fairchild") to acquire 15 32-seat 328JET and 40 44-seat 428JET feeder jet aircraft. The Company requires United's approval to operate these additional jet aircraft as United Express. The Fairchild order is conditioned on the Company receiving United's approval to operate the feeder jets as United Express. The Company at its option may waive the condition and enter into commitments for firm delivery positions under the Fairchild agreement. Deliveries of the conditionally ordered 328JET could begin in the first quarter of 2001, if the Company receives United's approval or otherwise waives the contract condition.

          The Company has reached a ten year agreement with Delta Air Lines, Inc. to operate regional jet aircraft as part of the Delta Connection program on a fee-per-departure basis. Under the fee-per-departure structure, the Company bears the risk to operate the flight schedule, and Delta assumes the risk of marketing and selling seats to the traveling public. Delta may terminate the agreement at any time if the Company fails to maintain certain performance standards, and may terminate without cause, effective no earlier than two years after commencement of operations, by providing 180 days notice to the Company. The Delta Connection Agreement provides the Company with certain rights in the event of termination without cause. The Company has ordered 20 50-seat Canadair regional jets from Bombardier Aerospace of Montreal and 25 328JET feeder jets from Fairchild for this new venture. The Company has established a new subsidiary, Atlantic Coast Jet, Inc. ("ACJet"), d.b.a. Delta Connection, which is now in the application and approval process with the applicable federal agencies to obtain authority to conduct scheduled passenger air transportation of jet aircraft. Initial Delta Connection service to various destinations in the Northeast United States is expected to begin no sooner than April 2000, subject to satisfactory resolution of regulatory requirements and other start-up considerations. The Company can make no assurances that its ACJet subsidiary will receive all necessary regulatory approvals by this date or that aircraft will be delivered on time. The Company expects to incur approximately $3.0 million in additional start-up expenses for ACJet during the next six months.

            The continued introduction of these additional RJ aircraft will expand ACA's current business into new markets and may increase capacity in existing markets. In general, service to new markets and increased capacity to existing markets will result in increased operating expense that may not be immediately offset by increases in operating revenues. ACJet will incur start-up expenses and will require DOT and FAA approvals to conduct scheduled air transportation. Initially, the Company will incur expenses in excess of the expected revenues from the fee-per-departure structure until additional aircraft enter the fleet. There can be no assurances that ACJet will be able to operate profitably.

          The Company continues to assess plans to phase out the 28 leased 19 seat J32 aircraft used in the United Express operation by the end of 2001. The Company continues to analyze its phase-out plan, including quantification of expected costs related to the removal of the J32 from the fleet. The timing of approval by United to operate the feeder jet aircraft as United Express will also be a factor in analyzing the J32 phase-out plan.

          During the first half of 1999 US Airways announced and began to implement new service from Washington-Dulles to various cities. New and announced service includes operations as mainline US Airways, MetroJet, Shuttle, and US Airways Express. As of November 1, 1999, the Company served 44 cities out of Washington-Dulles. US Airways service existed in 7 of the Company's markets as of December 31, 1998 and 20 as of November 1, 1999. Generally this service has utilized fare structures similar to that implemented by the Company. Two of the implemented markets are served by MetroJet, which offers fares lower than that which has typically been offered by the Company. The increased competition by US Airways and other airlines in the Company's markets could adversely affect the Company's results of operations or financial position. The Company continually monitors and responds to the effects competition has on its routes, fares and frequencies, and believes that it can compete effectively with US Airways and other competitors. However, there can be no assurances that US Airways' and other competitors' continued expansion at Washington-Dulles will not have a material adverse effect on the Company's future results of operations or financial position in the current or any future quarters.

          During April and May, 1999, United significantly increased the number of flights it operated at Washington-Dulles. In July, 1999, United and the Company revised their Dulles flight schedules to increase connections and to thereby take greater advantage of United's increased capacity. As of November 1, 1999, United operated 112 daily departures from Washington Dulles, a 62% increase from December 31, 1998. During 1999, the Company and United have either increased frequencies or upgraded equipment, or both, in markets affected by the US Airways expansion.

          During the third quarter of 1999, the Company executed a seven year engine services agreement with GE Engine Services, Inc. ("GE") covering the scheduled and unscheduled repair of ACA's CF34-3B1 jet engines operated on the 43 RJs already delivered or on order for the United Express operation. Under the terms of the agreement, the Company will pay a set dollar amount per engine hour flown on a monthly basis to GE and GE assumes the responsibility to repair the engines when required at no additional expense to the Company, subject to certain exclusions. The Company intends to expense the amount due based on the monthly rates stipulated in the agreement, as engine hours are flown. During the third quarter, the Company reversed approximately $1.5 million in life limited parts repair expense accruals related to these engines that are no longer required based on the maintenance services and terms contained in the new engine maintenance agreement. The Company's future maintenance expense on regional jet engines covered under the new agreement will escalate based on contractual rate increases, intended to match the timing of actual maintenance events that are due pursuant to the terms. Accordingly, maintenance costs recognized on these RJ engines during 2000 will be greater than those recorded historically.


Liquidity and Capital Resources

          As of September 30, 1999, the Company had cash, cash equivalents and short-term investments of $43.3 million and working capital of $54.0 million compared to $64.5 million and $68.1 million respectively as of December 31, 1998. During the first nine months of 1999, cash and cash equivalents decreased by $21.1 million, reflecting net cash provided by operating activities of $26.2 million, net cash used in investing activities of $47.8 million, and net cash provided by financing activities of $0.5 million. The net cash provided by operating activities is primarily the result of net income for the period of $22.3 million, an increase of $8.6 million in accrued liabilities resulting from increased operations and non cash depreciation and amortization expenses of $6.5 million, offset by an $8.8 million increase in prepaid expenses related to aircraft rent and a $3.2 million increase in receivables due to the increase in passenger revenues. In order to minimize total aircraft rental expense over the entire life of the related aircraft leveraged lease transactions, the Company has uneven semiannual lease payment dates generally occurring on January 1 and July
1. Approximately 33% of the Company's annual lease payments are due in January and 30% in July. The net cash used in investing activities consisted primarily of the purchase of one regional jet and spare engines and parts, and payments of $17.3 million of additional aircraft deposits related to the Bombardier and Fairchild aircraft orders. Financing activities consisted primarily from the issuance of long term debt for the acquisition of an RJ aircraft and spare engines, and proceeds from the exercise of stock options, offset by the repurchase of the Company's stock under the stock repurchase program and payments on long term debt and capital lease obligations.

     Other Financing

          In February 1999, the Company entered into an asset-based lending agreement with two financial institutions that provides the Company with a $15 million bridge loan to fund the Company's obligation to MWAA for construction costs on the Company's regional terminal at Washington-Dulles International Airport and a line of credit for up to $35 million depending on the amount of assigned ticket receivables and the value of certain rotable spare parts. The $35 million line of credit replaces a previous $20 million line of credit. The interest rate on this line is LIBOR plus from .75% to 1.75% depending on the Company's fixed charges coverage ratio. During the first nine months of 1999, the Company drew $7.8 million of the $15 million bridge loan. Upon reimbursement from MWAA, the Company repaid the loan. As of September 30, 1999 the outstanding balance on the bridge loan was zero. Subsequent to the initial reimbursement from MWAA, the Company has loaned to MWAA an additional $3.9 million and recorded a note receivable from MWAA. No additional amounts were drawn on the bridge loan for this additional funding. However, the Company may do so in the future as desired. The Company's remaining obligation to MWAA for interim financing of the regional terminal is approximately $1.0 million.

          The Company has pledged $2.9 million of the line of credit as collateral to secure letters of credit issued on behalf of the Company by a financial institution. As of September 30, 1999, the available amount of credit under the $35 million line was $32.1 million.

     Other Commitments

          In April 1999, the Company entered into a call option contract to hedge price changes on approximately 19,300 barrels of crude oil per month during the period from October through December 1999. The contract provides for a premium payment of approximately $75,400 and sets a cap on the maximum price equal to approximately 42 cents per gallon of jet fuel excluding taxes and into-plane fees with the premium and any gains on this contract to be recognized as a component of fuel expense during the period in which the Company purchases fuel. In October, the Company entered into commodity swap transactions to hedge price changes on approximately 13,300 barrels of crude oil per month for the period April to June 2000 and on approximately 23,300 barrels of crude oil per month for the period July through September 2000. The contracts provide for an average fixed price equal to approximately 52.6 cents per gallon for the second quarter of 2000 and 51 cents per gallon for the third quarter of 2000. With these transactions and taking into account that Delta Air Lines, Inc. bears the economic risk of fuel price fluctuations for future fuel requirements associated with the Delta Connection program, the Company has hedged approximately 20% of its anticipated jet fuel requirements for the fourth quarter of 1999; 11% for the second quarter 2000; 22% for the third quarter 2000; and 15%, for the fourth quarter of 2000. Had these contracts and transactions settled on September 30, 1999 the counterparties would have been required to pay the Company approximately $494,000.

          On May 4, 1999, the Company entered into two interest rate swap contracts having an aggregate notional amount of $13 million to hedge its exposure by approximately 37%, to interest rate changes until permanent financing for two RJ aircraft scheduled for delivery in October and November 1999, is secured. On July 2, 1999, the Company entered into interest rate swap contracts having an aggregate notional amount of $7 million to hedge its exposure by approximately 40%, to interest rate changes until permanent financing for the RJ aircraft scheduled for delivery in December 1999 is secured. On August 25, 1999, the Company entered into three interest rate swap contracts having an aggregate notional amount of $23 million to hedge its exposure by approximately 44%, to interest rate changes until permanent financing for three RJ aircraft scheduled for delivery in March, April and May 2000, is secured. The contracts entered into on May 4, 1999 relating to the aircraft delivered in October and November 1999 have been closed out with the counterparty paying the Company approximately $274,000. Neither the counterparty nor the Company would have been obligated to pay any amounts had the remaining contracts settled on September 30, 1999.

     Aircraft

          The Company now has firm orders for 45 RJs in addition to the 21 previously delivered, and options for an additional 27 RJs. The delivery schedule for the 45 firm orders is as follows: two are scheduled for the fourth quarter of 1999, fifteen in 2000, eighteen in 2001, and ten in 2002. Twenty-two of the 45 firm ordered aircraft are for the United Express operation, 20 are for the Delta Connection operation, and three remain unallocated at this time. The value of the remaining 45 undelivered aircraft on firm order is approximately $810 million.

          The  Company  also  has a firm order for 25 328JET  feeder  jet aircraft and a conditional order for 55 328JET and 428JET feeder jet aircraft, and options for an additional 85 feeder jet aircraft, from Fairchild Aerospace Corporation. The value of the aircraft on firm order is approximately $275 million and the value of the aircraft in the conditional order (excluding the option aircraft) is approximately $700 million. The Company requires United's approval to operate more than 43 jet aircraft as United Express. The conditional portion of the Fairchild order is contingent on the Company receiving United's approval to operate the feeder jets as United Express. The Company at its option may waive the condition and enter into commitments for firm delivery positions under the Fairchild agreement.

          The Company has approximately $36.7 million on deposit with the aircraft manufacturers related to its aircraft orders. The deposit amounts totaling $11.0 million related to the conditional order with Fairchild is fully refundable if the order is cancelled due to lack of

United's approval. The Company intends to use a combination of debt and lease financing to acquire these aircraft.

     Capital Equipment and Debt Service

          Capital expenditures for the first nine months of 1999 were $26.2 million compared to $32.2 million for the same period in 1998. Capital expenditures for 1999 have consisted primarily of the purchase of one regional jet, spare jet engines, rotable spare parts for the RJ and J-41 aircraft, facility leasehold improvements, ground equipment, and computer and office equipment. For the remainder of 1999, the Company anticipates spending approximately $22 million for: one RJ aircraft, (a portion of the purchase price to be mortgage debt financed), rotable spare parts related to the RJ and J-41 aircraft, ground service equipment, facilities, computers and software.

          Debt service including capital leases, but excluding the Regional Terminal bridge loan, for the nine months ended September 30, 1999 was $4.4 million compared to $4.1 million in the same period of 1998.

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

     State of Readiness

          The Company is highly reliant on information technology ("IT") systems and non-IT embedded technologies of third party vendors and contractors and governmental agencies, such as the CRS systems, United, aircraft and parts manufacturers, the FAA, the DOT, and MWAA and other local airport authorities. The Company sent questionnaires to these third party vendors, contractors and government agencies. All mission critical and key vendors have stated they are year 2000 compliant. The Company is in constant contact with all of these mission critical vendors and is closely monitoring their status. In cases where the Company has not received assurances from non critical third parties that their systems are year 2000 ready, it is continuing mail or phone correspondence and has developed a contingency plan to handle these non critical situations. The Company also has surveyed its internal IT and non-IT systems and embedded operating systems to evaluate and prioritize those which are not year 2000 ready. The Company had completed remediation and testing of all of its internal IT and non-IT systems as of April 30, 1999.

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

     Risks

          The Company's final year 2000 compliance efforts are heavily dependent on year 2000 compliance by governmental agencies, United, CRS vendors and other critical vendors and suppliers. The failure of any one of these mission critical vendors and suppliers to become year 2000 compliant or for one to experience a year 2000 failure in one or more systems (which the Company believes to be the most likely worst case scenario), such as a shut-down of the air traffic control system, could result in the reduction or suspension of the Company's operations and could have a material adverse effect on the Company's financial position and results of its operations

     Contingency Plans

          The Company continues to develop its year 2000 contingency plans and continues to refine them as more information is received from third parties upon which it is heavily reliant. The Company continues to closely monitor the completed year 2000 compliance efforts of the third parties and its own internal remediation efforts. While certain of the Company's systems could be handled manually, under certain scenarios the Company may not be able to operate in the absence of certain systems, in which cases the Company would need to reduce or suspend operations until such systems were restored to operational status. Any such reduction or suspension could have a material adverse effect upon the Company's financial condition and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          For the remainder of 1999 and into 2000, the Company has hedged a portion of ACA's exposure to jet fuel price fluctuations by entering into jet fuel option contracts for approximately 20% of its estimated fuel requirements for the fourth quarter of 1999 and 11% and 18%, respectively for the second and third quarters of 2000. The Company bears no fuel price risk for the ACJet operation per the terms of the Delta Connection Agreement. Based on the Company's projected fuel consumption for 2000, a one-cent increase in the average price of jet fuel would increase the Company's aircraft fuel expense for 2000 by approximately $620,000.



          The Company's exposure to market risk associated with changes in interest rates relates to the Company's commitment to acquire regional jets. As of November 01, 1999, the Company has outstanding, four interest rate swap contracts having an aggregate notional amount of $30 million to hedge its exposure by approximately 43%, to interest rate changes until permanent financing for four RJ aircraft scheduled for delivery in December 1999, and March, April and May, 2000 are secured. A one basis point decrease in interest rates from the strike price of the Company's call contracts would increase the Company's annual aircraft lease or ownership costs associated with these contracts by approximately $90,000.

                  ATLANTIC COAST AIRLINES HOLDINGS, INC.
                 FISCAL QUARTER ENDED September 30, 1999


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


     ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               10.8 Delta Connection Agreement, dated as of September 9, 1999 among Delta Air Lines, Inc., Atlantic Coast Airlines Holdings, Inc. and Atlantic Coast Jet, Inc.

               10.12(b)(1)    Amendment Number One to Severance
          Agreement, dated as of August 12, 1999, amending the Severance Agreement, dated as of January 20, 1999, between the Company and Thomas J. Moore.

               10.12(c)(1) Amendment Number One to Severance
          Agreement, dated as of August 17, 1999, amending the Restated Severance Agreement, dated as of January 20, 1999, between the Company and Kerry B. Skeen.

               10.40A(1) Contract Change Orders No. 13, 14, and 15, dated April 28, 1999, July 29, 1999, and September 24, 1999, respectively, amending the Purchase Agreement between Bombardier Inc. and Atlantic Coast Airlines relating to the purchase of Canadair Regional Jet Aircraft dated January 8, 1997.

               10.41 Purchase Agreement between Bombardier Inc. and Atlantic Coast Airlines relating to the Purchase of Canadair Regional Jet Aircraft dated July 29, 1999, as amended through September 30, 1999.

               10.45(1) First Amendment dated effective September 10, 1999, to the Aircraft Purchase Agreement between Dornier Luftfahrt GmbH and Atlantic Coast Airlines dated effective March 31, 1999.

               27.1      Financial Data Schedule.

          (b)  Reports on Form 8-K

               None to report.

                               SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ATLANTIC COAST AIRLINES HOLDINGS, INC.



November 15, 1999                  By:  /S/ Paul H. Tate
                                   Paul H. Tate
                                   Senior Vice President and Chief
Financial Officer


November 15, 1999                  By:  /S/ Kerry B. Skeen
                                   Kerry B. Skeen
                                   President and Chief Executive
Officer


_______________________________
1 "Break-even passenger load factor" represents the percentage of ASMs which must be flown by revenue passengers for the airline to break-even at the operating income level.
2 Average cost per gallon of fuel is inclusive of all taxes, into plane and flowage fees, and gains and losses from fuel hedge transactions.