Form 10-K
period 1999-12-31
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 2000-03-29
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                                FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

For the fiscal year ended December 31, 1999

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

The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 1, 2000 was approximately $290,200,000.

As of March 1, 2000 there were 21,149,056 shares of common stock of the registrant issued and 18,625,890 shares of common stock were outstanding.

                   Documents Incorporated by Reference

Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-K.

Document Incorporated                           Part of Form 10-K
Proxy Statement for 2000 Annual Meeting         Part III, Items 10-13
 of Shareholders

                                 PART I

Item 1.        Business

     General

This Annual Report on Form 10-K contains forward looking statements. Statements in the Summary of Company Business Strategy and Management's Discussion and Analysis of Operations and Financial Condition sections of this filing, together with other statements beginning with such words as "believes", "intends", "plans", and "expects" include forward-looking statements that are based on management's expectations given facts as currently known by management. Actual results may differ materially.
Factors that could cause the Company's future results to differ materially from the expectations described here include the response of the Company's competitors to the Company's business strategy, market acceptance of new regional jet service, the costs of implementing jet service, the cost of fuel, the amount and timing of ACJet's start-up costs, obtaining FAA regulatory approval for ACJet to conduct air transportation on a timely basis, the ability of the Company to obtain favorable financing terms for its aircraft, the ability of the aircraft manufacturers to deliver aircraft on schedule, the ability to identify, implement and profitably operate new business opportunities, the ability to hire and retain employees, the weather, changes in and satisfaction of regulatory requirements including requirements relating to fleet expansion, and general economic and industry conditions.

          Atlantic Coast Airlines Holdings, Inc. ("ACAI"), is the holding company of Atlantic Coast Airlines ("ACA"), and Atlantic Coast Jet, Inc. ("ACJet") together, (the "Company"), a large regional airline, serving 51 destinations in 24 states in the Eastern and Midwestern United States as of March 1, 2000 with 561 scheduled non-stop flights system-wide every weekday. ACA markets itself as "United Express" and is the only code-sharing regional airline for United Airlines, Inc. ("United") operating as United Express in the Eastern United States. ACJet is currently in the pre-operating stage, awaiting government certification as a scheduled airline, and has negotiated a fee per departure agreement with Delta Air Lines, Inc. ("Delta") to operate as a Delta Connection carrier in the Northeast United States. As of March 1, 2000, the Company operated a fleet of 84 aircraft (24 regional jets and 60 turboprop aircraft) having an average age of approximately six years.

     Summary of Company Business Strategy

          The Company's long-term corporate objective is to achieve sustained earnings growth by focusing its resources in the following areas:

          1. Continue to capitalize on and grow the Company's identity with United: The Company intends to capitalize on and promote its code-sharing relationship with United, which has already contributed significantly to the growth of the Company's ACA subsidiary. ACA markets itself as "United Express" under its United Express Agreements with United. These agreements, as further described under "Marketing Agreements", provide ACA with a shared market identity with United, allow ACA to list its flights under United's two letter flight designator code in airline Computer Reservation Systems ("CRSs") and other published schedules and to award United's "Mileage Plus" frequent flyer miles to its passengers. ACA coordinates its schedules with United, and participates with United in cooperative advertising and marketing agreements. In most cities served by both United and ACA other than Washington-Dulles and Chicago-O'Hare, United provides all airport facilities and related ground support services. ACA also participates in United's "Apollo" reservation system and all major CRSs, uses the United Express logo and has exterior aircraft paint schemes similar to those of United.

          2.   Capitalize on the Company's new relationship  with  Delta:
The Company intends to begin capitalizing on its new fee per departure agreement with Delta. ACJet will operate as "Delta Connection" under its Delta Connection Agreement with Delta. The agreement, as further described under "Marketing Agreements", will provide ACJet with a shared market identity with Delta, and will allow ACJet to list its flights under Delta's two letter flight designator in airline CRSs and other published schedules and to award Delta's "SkyMiles" frequent flyer miles to its passengers. Delta will also provide all airport facilities and related ground support services in the cities where Delta and ACJet both provide service. ACJet will participate in Delta's "Deltamatic" reservation system and all major CRSs, and will use the Delta Connection logo and have exterior aircraft paint schemes similar to those of Delta.

          3. Continued expansion through regional jet aircraft: The Company has expanded its United Express operation with regional jets, and will exclusively operate its Delta Connection operation with regional jets. During 1999, the Company placed into service ten additional 50-seat Bombardier Regional Jets ("CRJs"), converted an additional 17 option orders to firm deliveries, and placed new firm orders for an additional six CRJs and received 17 new aircraft options. This brings the total number of delivered CRJs to 24, firm ordered undelivered CRJs to 42, and CRJ options to 27. Also in 1999, the Company placed a firm order with Fairchild Aerospace Corporation for 25 Fairchild Dornier 32 seat 328JET feeder regional jet ("328JET") aircraft, and a conditional order for 15 328JET aircraft and 40 Fairchild Dornier 44 seat 428JET feeder regional jet ("438JET") aircraft (328JET aircraft and 428JET aircraft are collectively referred to as "FRJs".) In addition, the Company has options to acquire an additional 85 FRJ aircraft.

          The Company has utilized regional jets to complement its route system by initiating service from Washington-Dulles to markets beyond the economic operating range of turboprop aircraft and has selectively deployed the CRJ to its existing turboprop routes in the short-haul, high-density East Coast markets. This has provided additional connecting passengers to the Company's turboprop flights and to United's jets flying from Washington-Dulles. The Company has also utilized CRJs to begin a second hub operation at United's Chicago-O'Hare hub.

          4. Commitment to operational safety and efficiency: During the last four years, the Company has worked with the Federal Aviation Administration ("FAA") to develop a prototype Crew Resource Management ("CRM") training program for the airline industry called Advanced Crew Resource Management ("ACRM"). The research team concluded that ACRM procedures have a significant advantage over traditional CRM training methods like those being used at most commercial airlines. The Company and the research team developed specific ACRM procedures allowing the crews to use ACRM skills on a daily basis.

          The Company has equipped its turboprop aircraft with an automated aircraft time reporting system which enables the Company to communicate more efficiently with flight crews and further automate the flight tracking process. The Company intends to install automatic aircraft time reporting systems in all of its CRJs beginning in the second quarter 2000. This system improves the timeliness and accuracy of flight information communicated and displayed to the Company's passengers.

          The Company has initiated the utilization of global positioning satellite technology ("GPS") and flight management systems ("FMS") onboard its aircraft. With the entire fleet of regional jets and turboprop aircraft equipped with FMS, and the entire turboprop fleet equipped with GPS, the Company believes it has improved safety and efficiency. The first 22 of 96 GPS routes between Dulles and other markets were implemented in 1998 with the remaining routes implemented by the end of the third quarter 1999. These routes, combined with the continued success of FMS procedure development for Washington-Dulles, have reduced the number of miles required to be flown by ACA aircraft while reducing pilot and air traffic controller workload.

     Markets

          As of March 1, 2000, the Company scheduled 245 non-stop flights from Washington-Dulles per weekday, which were more flights from that airport than any other airline. During 1999, the Company accounted for more passenger boardings from Washington-Dulles than any airline other than United. On a combined basis, the Company and United generated approximately 59% of passenger traffic at Washington-Dulles during 1999.

            The Company's top five airports based on frequency of operations are Washington-Dulles, Chicago O'Hare, New York-JFK, Newark, and Raleigh-Durham. During 1999, the Company added new routes from Washington-Dulles and Chicago-O'Hare. The Company increased operations in existing Washington-Dulles markets by 35 daily departures and added new service to three cities: Columbia, SC, Akron/Canton, OH, and Mobile, AL. The Company also replaced or complemented turboprop service with CRJ service in the following markets: Albany, NY, Burlington, VT, Charleston, SC, Newark, NJ, New York-LaGuardia. In 1999 the Company also continued to build its operations at Chicago-O'Hare. Additional Chicago-O'Hare non-stop CRJ service was added to: Akron/Canton, OH, Charleston, SC, Savannah, GA, and Mobile, AL. In 1999, the Company ceased operations, and United added service, from Washington-Dulles to Atlanta, GA, Tampa, FL, and Hartford, CT and the Company ceased operations from Washington-Dulles to Manchester, NH, and Fort Lauderdale, FL. In 2000, new service was added between Roanoke, VA and Chicago-O'Hare, and service was discontinued between Washington-Dulles and Fort Myers, FL.

          The following table sets forth the destinations served by ACA as of March 1, 2000:

                       Washington-Dulles (To/From)

Akron/Canton, OH*                    Mobile, AL*
Albany, NY**                         Nashville, TN*
Allentown, PA                        New York, NY (Kennedy)
Baltimore, MD                        New York, NY  (LaGuardia)*
Binghamton, NY                       Newark, NJ**
Buffalo, NY                          Newport News, VA
Burlington, VT*                      Norfolk, VA
Charleston, SC**                     Philadelphia, PA
Charleston, WV**                     Pittsburgh, PA
Charlottesville, VA                  Portland, ME*
Cleveland, OH                        Providence, RI
Columbia, SC *                       Raleigh-Durham, NC**
Columbus, OH**                       Richmond, VA
Dayton, OH                           Roanoke, VA
Detroit, MI                          Rochester, NY
Greensboro, NC                       Savannah, GA*
Greenville/Spartanburg, SC*          State College, PA
Harrisburg, PA                       Stewart, NY
Indianapolis, IN*                    Syracuse, NY
Jacksonville, FL*                    Westchester County, NY
Knoxville, TN                        Wilkes-Barre/Scranton, PA
Lynchburg, VA                        Wilmington, NC

                        Chicago-O'Hare (To/From)

Akron/Canton, OH*                Roanoke, VA*
Charleston, SC*                  Savannah, GA *
Charleston, WV*                  Sioux Falls, SD*
Fargo, ND*                       Springfield/Branson, MO*
Mobile, AL*                      Wilkes-Barre/Scranton, PA*
Peoria, IL*


*    Denotes all CRJ service
**  Denotes mixture of CRJ and turboprop service

           ACJet's Delta Connection service is expected to serve markets in the Northeastern United States with an all regional jet fleet. Routes will be determined by Delta.

     Marketing Agreements

     United Express:

           The Company's United Express Agreements ("UA Agreements") define the Company's relationship with United. The UA Agreements authorize the Company to use United's "UA" flight designator code to identify ACA's flights and fares in the major CRSs, including United's "Apollo" reservation system, to use the United Express logo and exterior aircraft paint schemes and uniforms similar to those of United, and to otherwise advertise and market ACA's association with United.

           In December 1998, the Company and United agreed to a ten year extension of the UA Agreements. Prior to March 31, 2004, United may terminate the UA Agreements at any time if ACA fails to maintain certain performance standards, and may terminate without cause after March 31, 2004 by providing one year's notice to the Company. If by January 2, 2001 United has not given the Company the ability to operate regional jets of 44 seats or less seating capacity as United Express, in addition to its allocation of 50 seat regional jets, the Company may terminate the UA Agreements as of March 31, 2004. The Company would be required to provide notice of termination prior to January 2, 2002, which notice would be void if United ultimately grants such authority prior to January 2, 2002.

          ACA passengers may participate in United's "Mileage Plus" frequent flyer program and are eligible to receive United frequent flyer miles for each of ACA's flights. Mileage Plus members are also eligible to redeem their awards on ACA's route system. ACA limits the number of "Mileage Plus" tickets that may be used on its flights and believes that the displacement, if any, of revenue passengers is minimal.

           The UA Agreements also provide for coordinated schedules and through-fares. A through-fare is a fare offered by a major air carrier to prospective passengers who, in order to reach a particular destination, transfer between the major carrier and its code-sharing partner. Generally, these fares are less expensive than purchasing the combination of local fares. United establishes all through-fares and allows ACA a portion of these fares on a fixed rate or formula basis subject to periodic adjustment. The UA Agreements also provide for interline baggage handling, and for reduced airline fares for eligible United and Company personnel and their families.

           Pursuant to the UA Agreements, United provides a number of additional services to ACA. These include publication of the fares, rules and related information that are part of ACA's contracts of carriage for passengers and freight; publication of ACA's flight schedules and related information; provision of toll-free reservations services; provision of ground support services at most of the airports served by both United and ACA; provision of ticket handling services at United's ticketing locations; provision of airport signage at airports where both ACA and United operate; provision of United ticket stock and related documents; provision of expense vouchers, checks and cash disbursements to ACA passengers inconvenienced by flight cancellations, diversions and delays; and cooperation in the development and execution of advertising, promotion, and marketing efforts featuring United Express and the relationship between United and ACA.

          Under the terms of the UA Agreements, the Company pays United, for these services, monthly fees based on the total number of revenue passengers boarded by ACA on its flights for the month. The fee per passenger is subject to periodic increases during the duration of the ten year extension period.

           The UA Agreements require ACA to obtain United's consent to operate service between city pairs as "United Express". If ACA experiences  net  operating  expenses  that  exceed  revenues  for  three consecutive months on any required route, ACA may withdraw from that route if United and the Company are unable to negotiate an alternative mutually acceptable level of service for that route. The UA Agreements do not prohibit United from competing, or from entering into agreements with other airlines who would compete, on routes served by the Company, but state that United may terminate the UA Agreements if ACAI and ACA enter into a similar arrangement with any other carrier without United's approval. The Company believes that its agreement to operate ACJet as part of the Delta Connection program does not provide United the right to terminate the UA Agreements.

           The UA Agreements limit the ability of ACAI and ACA to merge with another company or dispose of certain assets or aircraft without offering United a right of first refusal to acquire the Company or such assets or aircraft, and provide United a right to terminate the UA
Agreements if they merge with or are controlled or acquired by another carrier. United also has a right of first refusal with respect to issuance by ACAI and ACA of shares of their common stock if, as a result of the issuance, certain of their stockholders and their permitted transferees do not own at least 50% of their common stock after such issuance. Because the holdings of these stockholders and their permitted transferees are currently substantially less than 50%, management believes that such a right is unlikely to be exercised.

     Delta Connection:

           In September, 1999, the Company reached a ten year agreement with Delta Air Lines, Inc. to operate regional jet aircraft as part of the Delta Connection program on a fee-per-departure basis. The Company's Delta Connection Agreement ("DL Agreement") defines the Company's relationship with Delta. The DL Agreement authorizes the Company to operate regional jet aircraft as part of the Delta Connection program on a fee-per-departure basis. Under the fee-per-departure structure, the Company is contractually obligated to operate the flight schedule, for which Delta pays the Company an agreed amount regardless of passenger revenue. The Company thereby assumes the risk of operating the flight schedule and Delta assumes the risk of marketing and selling seats to the traveling public.

By operating as part of the Delta Connection program, ACJet is able to use Delta's "DL" flight designator to identify ACJet's flights and fares in the major CRSs, including Delta's "Deltamatic" reservation system, and to use the Delta Connection logo and exterior aircraft paint schemes and uniforms similar to those of Delta. In addition, ACJet passengers may participate in Delta's "SkyMiles" frequent flyer program and are eligible to receive a certain number of Delta frequent flyer miles for each of ACJet's flights. SkyMiles members are also eligible to redeem their awards on ACJet's route system

           Pursuant to the DL Agreement, Delta, at its expense, is to provide a number of support services to ACJet. These include handling all customer reservations, customer service, ground handling, station operations, pricing, scheduling, revenue accounting, revenue management, frequent flyer, advertising and other passenger, aircraft and traffic servicing functions in connection with the ACJet operation.

          Delta may terminate the DL Agreement at any time if ACJet fails to maintain certain performance standards and, subject to certain rights by the Company, may terminate without cause, effective no earlier than two years after commencement of operations, by providing 180 days notice to the Company.

           The DL Agreement requires the Company to obtain Delta's approval if it chooses to enter into a code-sharing arrangement with another carrier, to list its flights under any other code, or to operate flights for any other carrier, except with respect to such arrangements with United or non-U.S. code-shares partners of United or in certain other circumstances. The DL Agreement does not prohibit Delta from competing, or from entering into agreements with other airlines who would compete, on routes served by the Company. The DL Agreement also restricts the ability of the Company to dispose of aircraft subject to the agreement without offering Delta a right of first refusal to acquire such aircraft, and provides that Delta may terminate the agreement if, among other things, the Company merges with or sells its assets to another entity, is acquired by another entity or if any person acquires more than a specified percentage of its stock.

     Agreements with Other Airlines:

          ACA has code-sharing agreements with Lufthansa German Airlines ("Lufthansa") and with Air Canada, which permit these airlines to place their respective airline codes on certain flights operated by ACA. As of March 1, 2000, 16 of ACA's markets are also listed under the Lufthansa code and 18 of its markets are also listed under the Air Canada code. Lufthansa and Air Canada are members of the STAR Alliance, a global airline alliance, comprised of United, Lufthansa, Air Canada, Ansett, SAS, Thai, Varig, and ANA. The United Express-Lufthansa agreement and the United Express-Air Canada agreement provide a wide range of benefits for code-share passengers including the ability to check-in once at their initial departure city and receive boarding passes and seat assignments for the flights on both carriers while their luggage is automatically checked through to their final destination. Members of the other airlines' frequent flyer programs receive mileage credit for these flights.

     Fleet Description

          Fleet Expansion: As of March 1, 2000, the Company operated a fleet of 24 CRJs and 60 turboprop aircraft, consisting of 32 British Aerospace Jetstream-41 ("J-41s") and 28 British Aerospace Jetstream-32 ("J-32s").

          As of March 1, 2000, the Company had a total of 42 CRJs on firm order from Bombardier, Inc., in addition to the 24 already delivered, and held options for 27 additional CRJs. During 1999, the Company converted 17 option aircraft to firm orders and placed new firm orders for six additional CRJs and received 17 new aircraft options. The Company also had 25 328JETs on firm order and a combination of 55 328JETs and 428JETs on conditional order from Fairchild Aerospace Corporation, and held options for an additional 85 aircraft. The future delivery schedule of the remaining 42 firm ordered CRJ aircraft undelivered as of March 1, 2000 is as follows: fourteen aircraft are scheduled for delivery in 2000, eighteen in 2001, and ten in 2002. The 25 firm ordered FRJ aircraft are scheduled to be delivered beginning in April 2000, with fourteen being delivered by year end, and the remaining eleven being delivered in 2001. The conditional portion of the FRJ order is contingent on the Company receiving approval from United to operate the FRJs as United Express. The Company has the option to waive the condition and enter into commitments for firm delivery positions under the Fairchild agreement.

          Fleet Composition: The following table describes the Company's fleet of aircraft, scheduled deliveries and options as of March 1, 2000:

                                                        Future
                  Number of   Passenger    Average     Scheduled
                   Aircraft   Capacity      Age in    Deliveries
                                            Years          /
                                                        Options
Canadair Regional     24         50          1.5        42/27
  Jets
Fairchild Dornier     -          32          N/A        40/852
  328JET                                               note 1
Fairchild Dornier     -          44          N/A        40/see
  428JET                                               note 2 & 3
British Aerospace     32         29          5.2               -
  J-41
British Aerospace     28         19          10.1              -
  J-32
                      84                     5.8       122/112

    1     Includes  15  conditional ordered aircraft  subject  to  United approval.
    2     Option aircraft can be either 328JET or 428JET aircraft.
    3 Includes 40 conditional ordered aircraft, subject to United approval.

           As previously announced, the Company is exploring alternatives to accelerate the retirement of its fleet of 28 leased 19 seat J-32 aircraft. The Company tentatively plans to remove as many as six J-32s from ACA's fleet during 2000 and the remainder in 2001. As of December 31, 1999, the Company had J-32 operating lease commitments with remaining lease terms ranging from one to six years and related minimum lease payments of approximately $43 million. The Company has not yet finalized its analysis of a phase-out plan, including quantification of any one-time fleet rationalization charge.

     Fuel

          The Company has not experienced difficulties with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future requirements. During 1999, the Company had hedged the fuel price for approximately 57% of its fuel requirements by entering into contracts with independent counterparties that reduced the Company's exposure to upward movements in the price per gallon of jet fuel. Fuel price increases in the second half of 1999 and to date in 2000 have had a material impact on cost of operations throughout the airline industry. The Company's results will continue to be affected by fuel price volatility. For 2000, the Company is currently not exposed to fuel price fluctuations for approximately 16% of its estimated fuel requirements, 8% through fuel hedging activity and 8% by virtue of the fact that Delta bears the risk of price movements in jet fuel for the Delta Connection flying to be performed by ACJet.

     Marketing

           ACA's advertising and promotional programs emphasize the close affiliation with United, including coordinated flight schedules and the ability of ACA's passengers to participate in United's "Mileage Plus" frequent flyer program. ACA's services are marketed primarily by means of listings in CRSs and the Official Airlines Guide, advertising and promotions, and through direct contact with travel agencies and corporate travel departments. For the year ended December 31, 1999, approximately 79% of ACA's passenger revenue was derived from ticket sales generated through travel agencies and corporate travel departments. In marketing to travel agents, ACA relies on personal contacts and direct mail campaigns, provides familiarization flights and hosts group presentations and other functions to acquaint travel agents with ACA's services. Many of these activities are conducted in cooperation with United marketing representatives. In addition, ACA and United jointly run radio and print advertising in markets served by the Company.

          ACA also participates in United's electronic ticketing program. This program allows customers to travel on flights of United and ACA without the need for a paper ticket. The primary benefit of this program is improved customer service and reduced ticketing costs. For the year ended December 31, 1999, 55% of the Company's passengers utilized electronic tickets as compared to 43.5% for the year ended December 31, 1998.

           All advertising and promotion of ACJet's flights will be Delta's responsibility and at Delta's expense. This includes CRS and travel agency arrangements, and passenger participation in Delta's SkyMiles frequent flyer program.

     Competition

          The airline industry is highly competitive, and there are few barriers to entry in the Company's markets. Furthermore, larger carriers with greater resources can impact the Company's markets through fare discounting as well as flight schedule modifications.

           The Company competes primarily with regional and major air carriers as well as with ground transportation. The Company's competition from other air carriers varies by location, type of aircraft (both turboprop and jet), and in certain cities, comes from carriers which serve the same destinations as the Company but through different hubs. The Company believes that its ability to compete in its market areas is strengthened by its code-sharing relationship with United, which has a substantial presence at Washington-Dulles and Chicago-O'Hare. The Company competes with other airlines by offering frequent flights. In addition, the Company's competitive position benefits from the large number of participants in United's Mileage Plus and Delta's SkyMiles frequent flyer programs who fly regularly to or from the markets served or to be served by the Company.

          During the first half of 1999 US Airways began to expand its operations at Washington-Dulles. New service included the operations of mainline US Airways, MetroJet, Shuttle and US Airways Express. US Airways operated in five of the Company's Washington-Dulles markets as of December 31, 1998 and by September 30, 1999 increased their presence to 21 of the Company's markets. Although the US Airways service generally has utilized fare levels similar to that implemented by the Company, two of the implemented markets were served by MetroJet, which offered fares lower than that typically offered by the Company.

          In 1999, United also significantly increased the number of flights it operated at Washington-Dulles, and United and the Company revised  their  Dulles flight schedules to increase  connections  and  to thereby take greater advantage of United's increased capacity. As of March 1, 2000, United operated 113 daily departures from Washington Dulles, a 64% increase from December 31, 1998. During 1999, the Company and United either increased frequencies or upgraded equipment, or both, in markets affected by the US Airways expansion.

          In the first quarter of 2000, US Airways began reducing some of its MetroJet, Shuttle and US Airways Express operations at Washington-Dulles. Reductions were made in the operations of MetroJet, Shuttle and US Airways Express. By March 2000 US Airways ceased MetroJet service in the Birmingham, AL, Columbus, OH, Milwaukee, WI and St. Louis, MO to Washington-Dulles markets, and has announced its intention to withdraw MetroJet service between Raleigh-Durham and Washington-Dulles. MetroJet competed directly with the Company in the Columbus, OH and Raleigh-Durham to Washington-Dulles markets. Further, US Airways has announced its intention to withdraw hourly Shuttle service in the Boston and LaGuardia to Washington-Dulles markets and to replace both with less frequent service using a combination of mainline and US Airways Express regional jet service. The Company competes directly with US Airways in the LaGuardia-Washington-Dulles market. By March 2000 US Airways Express had ceased service in the Indianapolis to Washington-Dulles market - a market the Company serves with regional jets.

     Yield Management

          The Company closely monitors ACA's inventory and pricing of available seats by use of a computerized yield management system.
Effective with flights departing after January 31, 1999, the Company upgraded its yield management system to United's enhanced revenue management system, "Orion". This system represents the latest in revenue management technology and is designed to manage entire passenger itineraries rather than individual flight legs. The Company was also able to expand the number of booking classes available on ACA flights. These expanded booking classes allowed the Company to broaden the number of fare categories offered to customers, while simplifying booking procedures. The Company experienced problems with the cut-over to Orion which negatively impacted revenue in the first and second quarters of 1999. These problems were resolved and the Company is fully utilizing the capabilities of the Orion system. Orion replaced the PROS IV yield management system that the Company had implemented in the second quarter 1997.

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

           Congress recently passed and the President is expected to sign into law new federal slot rules for three of the airports served by the Company, Chicago-O'Hare, LaGuardia and Kennedy. Slot restrictions at these airports has limited the number of flights the Company and its competitors may offer from these airports. Under these new rules, which do not apply at White Plains, all slot regulation will end at Chicago-O'Hare after July 1, 2002 and at LaGuardia and Kennedy after January 1, 2007. The rules also provide that, in addition to those slots currently held by carriers, operators of regional jet aircraft may apply for, and the Secretary of Transportation must grant, additional slots at Chicago, LaGuardia, Kennedy in order to permit the carriers to offer new service, increase existing service or upgrade to regional jet service in qualifying smaller communities. There is no limit on the number of slots a carrier may request. In addition, the new rules permit carriers proposing to operate aircraft larger than regional jets not serving these airports or serving with fewer than 20 slots to apply for a total of 20 slots including the carrier's prior slot holdings. The Company expects to apply for additional slots as permitted by the new rules.

     Employees

            As of March 1, 2000, the Company had 2,188 full-time and 357 part-time employees, classified as follows:

           Classification               Full-    Part-
                                         Time     Time
           Pilots                         821        -
           Flight attendants              259        -
           Station personnel              513      317
           Maintenance personnel          247        5
           Administrative and             338       35
             clerical personnel
           Management                      10        -

           Total employees              2,188      357

          The Company's pilots are represented by the Airline Pilots Association ("ALPA"), ACA's flight attendants are represented by the Association of Flight Attendants ("AFA"), and ACA's mechanics are represented by the Aircraft Mechanics Fraternal Association ("AMFA").

           The ALPA collective bargaining agreement became amendable in February 2000 and the Company and ALPA began meetings on a new contract in February 2000. The ALPA agreement covers all pilots of the Company, including ACJet pilots.

          ACA's collective bargaining agreement with AFA was ratified in October, 1998. The agreement is for a four year duration and becomes amendable in October 2002. ACJet has reached an agreement with AFA that its flight attendants will be represented by AFA, and has also agreed with AFA on the terms of a five year agreement covering ACJet flight attendants on terms substantially similar to the terms of the contract between ACA and AFA.

          ACA's collective bargaining agreement with AMFA was ratified in
June,  1998.   The  agreement  is for a four year  duration  and  becomes amendable in June 2002.

          The Company believes that certain of the company's unrepresented labor groups are from time to time approached by unions seeking to represent them. However, the Company has not received any official notice of organizing activity and there have been no representation applications filed with the National Mediation Board by any of these groups. The Company believes that the wage rates and benefits for non-union employee groups are comparable to similar groups at other regional airlines. The Company also believes that the incremental costs of union agreements presently under negotiation will not have a material effect on the Company's financial position or results of its operations for the year 2000.

          Due to the ACJet start-up, the Company's employee staffing needs and recruitment efforts have increased significantly. The Company continues to commit additional resources to its employee recruiting and retention efforts and is hiring personnel to accommodate its growth plans. However, due to competitive local labor market in Northern Virginia and normal attrition, there can be no assurance that the Company will be able to continue to meet its hiring requirements.

     Pilot Training

           The Company performs pilot training in state-of-the-art, full motion simulators and conducts training in accordance with FAA Part 121 regulations. The Company utilizes an Advanced Qualification Program to enhance pilot performance in both technical and Crew Resource Management skills.

          The Company has entered into agreements with Pan Am International Flight Academy ("PAIFA") for the Company to train CRJ, J-41 and J-32 pilots at PAIFA's facility near Washington-Dulles. In 1999 PAIFA acquired from a third party the existing training facility where the Company has been conducting J-41 and J-32 training, and added a CRJ simulator at the facility in December 1999. The Company has committed to purchase an annual minimum number of CRJ and J-41 simulator training hours at agreed rates, with commitments extending ten and three years, respectively. The Company's payment obligations over the next ten years total approximately $20.1 million. FRJ training is presently being conducted in Dallas, Texas at a facility arranged in conjunction with the acquisition of the aircraft. The Company is exploring alternatives to have PAIFA install a 328JET simulator at its Washington-Dulles facility.

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

          The Company's ACA subsidiary holds a certificate of public convenience and necessity, issued by the DOT, that authorizes it to conduct air transportation of persons, property and mail between all points in the United States, its territories and possessions. This certificate requires that ACA maintain DOT-prescribed minimum levels of insurance, comply with all applicable statutes and regulations and remain continuously "fit" to engage in air transportation.

          Based on conditions in the industry, or as a result of Congressional directives or statutes, the DOT from time to time proposes and adopts new regulations or amends existing regulations which new or amended regulations may impose additional regulatory burdens and costs on the Company.

          ACJet has been issued a certificate of public convenience and necessity by the DOT like that possessed by ACA. The effectiveness of this certificate is conditioned upon the issuance by the FAA of an operating certificate to ACJet, an application for which is pending. In order to obtain FAA approval, ACJet must demonstrate that it has the necessary organization and technical ability to safely provide air transportation, and must satisfy certain environmental requirements. ACJet has targeted the commencement of revenue service for the second quarter of 2000. There can be no assurance that all required approvals will be granted to ACJet by that time.

          Safety. The FAA extensively regulates the safety-related activities of air carriers. The Company is subject to the FAA's jurisdiction with respect to aircraft maintenance and operations, equipment, ground facilities, flight dispatch, communications, training, weather observation, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires that airlines under its jurisdiction obtain an operating certificate and operations specifications for the particular aircraft and types of operations conducted by such airlines. The Company's ACA subsidiary possesses an operating certificate issued by the FAA and related authorities authorizing it to conduct operations with turboprop and turbojet equipment. The Company, like all carriers, requires specific FAA authority to add aircraft to its fleet. ACA's authority to conduct operations is subject to suspension, modification or revocation for cause. The FAA has authority to bring proceedings to enforce its regulations, which proceedings may result in civil or criminal penalties or revocation of operating authority.

           From time to the time, the FAA conducts inspections of air carriers with varying degrees of intensity. Such inspections may be scheduled or unscheduled and may be triggered by specific events. In addition, the FAA may require airlines to demonstrate that they have the capacity to properly manage and safely operate increasing numbers of aircraft.

          In order to ensure the highest level of safety in air transportation, the FAA has authority to issue maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and the mandatory removal and replacement of parts that have failed or may fail in the future. In addition, the FAA from time to time amends its regulations. Such amended regulations may impose additional regulatory burdens on the Company such as the installation of new safety-related items. Depending upon the scope of the FAA's order and amended regulations, these requirements may cause the Company to incur substantial, unanticipated expenses. The FAA has issued a directive which requires that CRJ flight data recorders be upgraded to record an increased number of flight parameters. The Company anticipates that new CRJs will comply with the directives beginning with deliveries occurring during the second quarter 2000, and is preparing to retrofit previously delivered CRJs.

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

          Federal Excise Taxes and Passenger Charges. Ticketing airlines are obligated to collect a U.S. transportation excise tax on passenger ticket sales, which as of January 1, 2000 is calculated at 7.5% of the passenger ticket price plus $2.50 per flight segment. In addition, airports may request approval to impose passenger facility charges on passengers. The amount of these charges that airports are permitted to charge each passenger per flight leg is expected to increase from $3.00 to $4.50. These taxes and charges are collected by the ticketing airline and remitted to the airport.

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

Item 2.        Properties

     Leased Facilities

          Airports

           The Company leases gate and ramp facilities at all of the airports ACA serves and leases ticket counter and office space at those locations where ticketing is handled by Company personnel. Gate and ramp facilities for ACJet will be provided by Delta. Payments to airport authorities for ground facilities are generally based on a number of factors, including space occupied as well as flight and passenger volume. In May 1999, the Company took occupancy of its newly constructed 69,000 square foot passenger concourse at Washington-Dulles dedicated solely to regional airline operations. The 36-gate concourse, designed to support the Company's expanding United Express operation, is owned by the Metropolitan Washington Airports Authority and leased to the Company under a 15 year lease.

          Corporate Offices

           The Company's leased headquarters in Dulles, VA provides over 45,000 square feet in one building for the executive, administrative, training and system control departments. The Company is currently looking for additional office space to accommodate its facilities needs as a result of the ACJet expansion.

          Maintenance Facilities

           The FAA's safety regulations mandate periodic inspection and maintenance of commercial aircraft. The Company performs most line maintenance, service and inspection of its aircraft and engines at its maintenance facilities using its own personnel.

           The Company performs all maintenance functions at its 90,000 square foot aircraft maintenance facility at Washington-Dulles airport. This facility is comprised of 60,000 square feet of hangar space and 30,000 square feet of support space and includes hangar, shop and office space necessary to maintain the Company's growing fleet. The Company plans to secure additional hangar facilities for the ACJet operation at an as yet undetermined city to perform maintenance on the 328JET fleet.


Item 3.        Legal Proceedings

           The Company is a party to routine litigation and to FAA civil action proceedings, all of which are viewed to be incidental to its business, and none of which the Company believes are likely to have a material effect on the Company's financial position or the results of its operations.


Item 4.        Submission of Matters to a Vote of Security Holders

          No matter was submitted during the fiscal quarter ended December 31, 1999, to a vote of the security holders of the Company through the solicitation of proxies or otherwise.

                                 PART II

Item   5.         Market  for  Registrant's  Common  Equity  and  Related
Stockholder Matters

           The Company's common stock, par value $.02 per share (the "Common Stock"), is traded on the Nasdaq National Market ("Nasdaq/NM") under the symbol "ACAI". Trading of the Common Stock commenced on July 21, 1993.

           The following table sets forth the reported high and low closing sale prices of the Common Stock on the Nasdaq/NM for the periods indicated, as adjusted for a 2-for-1 stock split payable as a stock dividend on May 15, 1998:

          1998                        High           Low
          First quarter              $25.38          $15.56
          Second quarter             $33.00          $23.50
          Third quarter              $35.00          $17.00
          Fourth quarter             $30.50          $13.25


          1999
          First quarter              $35.00          $24.25
          Second quarter             $31.00          $15.875
          Third quarter              $21.50          $17.50
          Fourth quarter             $23.75          $17.688

          2000
          First quarter              $22.688          $16.625
         (through 3/1/00)

           As of March 1, 2000, the closing sales price of the Common Stock on Nasdaq/NM was $18.25 per share and there were approximately 243 holders of record of Common Stock.

          The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any Common Stock cash dividends in the foreseeable future. The Company intends to retain earnings to finance the growth of its operations. The payment of Common Stock cash dividends in the future will depend upon such factors as earnings levels, capital requirements, the Company's financial condition, the applicability of any restrictions imposed upon the Company's subsidiary by certain of its financing agreements, the dividend restrictions imposed by the Company's $35 million line of credit, and other factors deemed relevant by the Board of Directors. In addition, ACAI is a holding company and its only significant asset is its investment in its subsidiaries, ACA and ACJet.

          In July 1997, the Company issued $57.5 million aggregate principal amount of 7.0% Convertible Subordinated Notes due July 1, 2004 (the "Notes"), pursuant to Rule 144A under the Securities Act of 1933, and received net proceeds of approximately $55.6 million related to the sale of the Notes. The Notes are convertible into shares of Common Stock, par value $0.02 of the Company by the holders at any time after sixty days following the latest date of original issuance thereof and prior to maturity, unless previously redeemed or repurchased, at a conversion price of $9 per share, subject to certain adjustments. As of March 1, 2000, approximately $19.8 million principal amount of Notes were outstanding, which were convertible into approximately 2.2 million shares of Common Stock. The Company may redeem the remaining notes beginning on July 1, 2000 by calling the notes at 104% of face value declining one percent per year until maturity on July 1, 2004, in which case the holders will have an opportunity to convert the Notes at their face amount prior to redemption.

          On April 21, 1999, the Company's Board of Directors approved a plan to purchase up to $20 million or five percent of the then current outstanding shares in open market or private transactions over a twelve month period. As of March 10, 2000, the Company has purchased 1,064,000 shares of its common stock at an average price of $17.28 per share. The Company has approximately $1.6 million remaining of the original $20 million authorization.


Item 6.        Selected Financial Data

           The following selected financial data under the caption "Consolidated Financial Data" and "Consolidated Balance Sheet Data" relating to the years ended December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from the Company's consolidated financial statements. The following selected operating data under the caption "Selected Operating Data" have been derived from Company records. The data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

           SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
   (Dollars in thousands, except per share amounts and operating data)

Consolidated Financial Data:    Years  ended December 31,

                           1995       1996       1997      1998       1999
Operating revenues:
  Passenger revenues     $153,918   $179,370   $202,540  $285,243   $342,079

  Total operating         156,968    182,484    205,444   289,940    347,365
    revenues
Operating expenses:
  Salaries and related     40,702     44,438     49,661    68,135     84,554
    costs
  Aircraft fuel            13,303     17,124     17,766    23,978     34,072
  Aircraft maintenance     15,252     16,841     16,860    22,730     24,357
    and materials
  Aircraft rentals         25,947     29,137     29,570    36,683     45,215
  Traffic commissions      25,938     28,550     32,667    42,429     54,521
    and related fees
  Facility rent and         7,981      8,811     10,376    13,475     17,875
    landing fees
  Depreciation and          2,240      2,846      3,566     6,472      9,021
    amortization
  Other                    13,281     14,900     16,035    23,347     28,458
  Restructuring charges     (521)      (426)          -         -          -
    (reversals)
  Total operating         144,123    162,221    176,501   237,249    298,073
    expenses

Operating income           12,845     20,263     28,943    52,691     49,292


 Interest expense          (1,802)    (1,013)    (3,450)   (4,207)    (5,614)
  Interest income              66        341      1,284     4,145      3,882
  Debt conversion               -          -          -    (1,410)         -
    expense (1)
  Other income                181         17         62
   (expense), net                                             326        (85)
Total non operating        (1,555)      (655)    (2,104)   (1,146)    (1,817)
expenses

Income before income tax
  expense, extraordinary
  item and cumulative      11,290     19,608     26,839    51,545     47,475
  effect of accounting
  change
Income tax provision      (1,212)        450     12,339    21,133     18,319
(benefit)

Income before extraordinary
 item and cumulative       12,502     19,158     14,500    30,412     29,156
 effect of accounting change
Extraordinary item (2)        400          -          -         -          -
Cumulative effect of            -          -          -         -      (888)
  accounting change (3)
Net income                $12,902    $19,158    $14,500   $30,412    $28,268

   (Dollars in thousands, except per share amounts and operating data)

                                Years ended December 31,
                          1995      1996      1997       1998       1999
Income per share:
  Basic:
Income before              $0.73     $1.13     $0.93       $1.68     $1.54
  extraordinary item and
  cumulative effect
  of accounting change
Extraordinary item          0.03         -         -           -         -
Cumulative effect of           -         -         -           -     (0.05)
  accounting change
Net income per share       $0.76     $1.13     $0.93       $1.68     $1.49

  Diluted:
Income before              $0.65     $1.08     $0.80       $1.42     $1.36
  extraordinary item and
  cumulative effect
  of accounting change
Extraordinary item          0.02         -         -           -         -
Cumulative effect of           -         -         -           -     (0.04)
  accounting change
Net  income (loss) per     $0.67     $1.08     $0.80       $1.42     $1.32
  share

Weighted average  number
  of shares used
  in computation
  (in  thousands)
      Basic               16,684    16,962    15,647      18,128    18,964
      Diluted             19,742    17,840    19,512      22,186    22,015

Selected Operating Data:
 Departures              131,470   137,924   146,069    170,116   186,571
 Revenue passengers    1,423,463 1,462,241 1,666,975  2,534,077 3,234,713
    carried
 Revenue passenger       348,675   358,725   419,977    792,934 1,033,912
    miles (000s) (4)
 Available seat miles    731,109   771,068   861,222  1,410,763 1,778,984
    (000s) (5)
 Passenger load            47.7%     46.5%     48.8%       56.2%     58.1%
    factor (6)
 Breakeven passenger       43.9%     41.4%     41.8%       45.8%     49.7%
    load factor (7)
 Revenue per              $0.215    $0.237    $0.239      $0.206    $0.195
   available seat mile
 Cost per available       $0.198    $0.211    $0.205      $0.168    $0.168
   seat mile (8)
 Average yield per        $0.441    $0.500    $0.482      $0.360    $0.331
   revenue passenger mile
   (9)
 Average fare               $108      $123      $122        $113      $106
 Average passenger           245       245       252         313       320
   trip length (miles)
 Aircraft in service          54        57        65          74        84
   (end of period)
 Destinations served          41        39        43          53        51
   (end of period)

Consolidated Balance
Sheet Data:
    Working capital       $4,552   $17,782   $45,028     $68,130   $60,440
    Total assets          47,499    64,758   148,992     227,626   293,753
    Long-term debt and
     capital leases,       7,054     5,673    76,145      64,735    92,787
     less current portion
    Redeemable Series A,
     Cumulative,           3,825         -         -           -         -
     Convertible,
     Preferred Stock
    Total stockholders'   14,561    34,637    34,805     110,377   125,524
     equity

1. In connection with the induced conversion of a portion of the 7% Convertible Subordinated Notes , the Company recorded a non-cash, non-operating charge of approximately $1.4 million in 1998. No similar charges were recognized for the period from 1995 to 1997, or in 1999.

2. In connection with the early extinguishment of certain senior notes, in 1995 the Company recorded an extraordinary gain of $400,000 associated with the extinguished debt. No similar extinguishments were recognized in 1995 to 1998.

3. In 1999, the Company recorded a charge of $888,000 for the cumulative effect, net of income taxes, of a change in accounting for preoperating costs in connection with the implementation of Statement of Position 98-5.

4. "Revenue passenger miles" or "RPMs" represent the number of miles flown by revenue passengers.

5. "Available seat miles" or "ASMs" represent the number of seats available for passengers multiplied by the number of scheduled miles the seats are flown.

6. "Passenger load factor" represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.

7. "Breakeven passenger load factor" represents the percentage of seats needed to be filled by revenue passengers for the airline to break even after operating expenses, less other revenues and excluding restructuring and write-offs of intangible assets.

8. "Operating cost per available seat mile" represents total operating expenses excluding restructuring and write-offs of intangible assets divided by available seat miles.

9. "Average yield per revenue passenger mile" represents the average passenger revenue received for each mile a revenue passenger is carried.

Item  7.         Management's  Discussion  and  Analysis  of  Results  of
Operations                    and Financial Condition

General

           Atlantic Coast Airlines Holdings, Inc. ("ACAI") operates through its wholly-owned subsidiaries, Atlantic Coast Airlines ("ACA"), and Atlantic Coast Jet, Inc. ("ACJet") (together with non-carrier subsidiaries, the "Company"). ACJet has targeted the commencement of revenue service for the second quarter of 2000, although there can be no assurance that all required approvals will be obtained by that time. In 1999, the Company recorded net income of $28.3 million compared to $30.4 million for 1998, and $14.5 million for 1997. The 1999 net results include the cumulative effect of an accounting change, net of income taxes, of $888,000 related to the adoption of Statement of Position 98-5, which resulted in the write-off of remaining unamortized regional jet implementation preoperating costs. The 1998 net results reflect a one time, non-cash, non-operating charge of $1.4 million related to the induced conversion of a portion of the 7% Convertible Subordinated Notes. The decreased profitability from 1998 to 1999 is primarily the result of the decrease in the Company's operating margin as a result of higher fuel expense, US Airways competition, significantly more severe weather during 1999 including two September hurricanes, and complications from the implementation of the Orion yield management system in the first and second quarters of 1999. For 1999, the Company's available seat miles ("ASM") increased 26% with the addition of ten Canadair Regional Jet ("CRJ") aircraft during the year. Continued passenger acceptance of the CRJ and the related increase in connecting traffic to turboprop flights resulted in a 28% increase in total passengers and an 30% increase in revenue passenger miles ("RPM").

The Company's increased profitability from 1997 to 1998 was primarily the result of the Company's growth and operating margin improvement. For 1998 with the addition of nine CRJs during the year, the Company's total ASMs increased 64%, total passengers increased 52%, and total RPMs increased 89%.

Results of Operations

           The Company earned income of $29.2 million (excluding the cumulative effect of an accounting change, net of income taxes, of $888,000) or $1.36 per diluted share in 1999 compared to income of $31.8 million (excluding a non-cash, non-operating charge of $1.4 million) or $1.49 per diluted share in 1998, and $14.5 million or $0.80 per diluted share in 1997. During 1999, the Company generated operating income of $49.3 million compared to $52.7 million for 1998, and $28.9 million for 1997. Operating margins for 1999, 1998 and 1997 were 14.2%, 18.2% and 14.1%, respectively.

           The 6.5% decrease in operating income from 1998 to 1999 reflects a 5.4% decrease in unit revenue (total revenue per ASM) from $0.206 to $0.195, while unit cost (cost per ASM) remained the same at $0.168 for both years, partially offset by a 26.1% increase in ASM's.

          The improvement in operating income from 1997 to 1998 reflects a 63.8% increase in ASMs partially offset by a 13.8% decrease in unit revenue (revenue per ASM) from $0.239 to $0.206 and a 18% decrease in unit cost (cost per ASM) from $0.205 to $0.168.

Fiscal Year 1998 vs. 1999

Operating Revenues

          The Company's operating revenues increased 19.8% to $347.4 million in 1999 compared to $289.9 million in 1998. The increase resulted from a 26.1% increase in ASMs, and an increase in load factor of
1.9 points, partially offset by an 8.0% decrease in revenue per passenger mile (yield). The increase in ASMs reflects the addition of ten CRJ aircraft in 1999 and the full year effect of adding nine CRJ aircraft during 1998. The reduction in yield was caused principally by additional competition by US Airways at the Company's Dulles hub, complications from the implementation of the Orion yield management system in the first and second quarters of 1999, and a 2.1% increase in the average passenger stage length from 313 miles in 1998 to 320 miles for 1999. Revenue passengers increased 27.6% in 1999 compared to 1998, which combined with the increase in the average passenger stage length resulted in an 30.4% increase in RPMs. Operating revenues as a whole in 1999, were negatively impacted by more severe weather during 1999 as compared to 1998 including two hurricanes in September 1999 that impacted air transportation in the Eastern United States.

Operating Expenses

          The Company's operating expenses increased 25.6% to $298.1 million in 1999 compared to $237.2 million in 1998 due primarily to the 26.1% increase in ASMs, the 27.6% increase in passengers, and a 10.6% increase in the average price per gallon of jet fuel.

          A summary of operating expenses as a percentage of operating revenue and operating cost per ASM for the years ended December 31, 1998 and 1999 is as follows:

                              Year Ended December 31,
                              1998              1999
                        Percent    Cost   Percent    Cost
                           of                of
                       Operating   Per   Operating    Per
                                   ASM                ASM
                        Revenues  (cents) Revenues  (cents)

Salaries  and   related  23.5%     4.8     24.3%      4.8
   costs
Aircraft fuel             8.3%     1.7      9.8%      1.9
Aircraft    maintenance   7.8%     1.6      7.0%      1.4
   and materials
Aircraft rentals         12.7%     2.6     13.0%      2.5
Traffic commissions and  14.6%     3.0     15.7%      3.1
   related fees
Facility    rent    and   4.6%     1.0      5.2%      1.0
   landing fees
Depreciation        and   2.2%      .5      2.6%      .5
   amortization
Other                     8.1%     1.6      8.2%      1.6

    Total                81.8%     16.8    85.8%     16.8

          Costs per ASM remained the same at 16.8 cents for 1999 when compared to 1998. Total operating expenses in absolute dollars increased 25.6% in 1999 to $298.1 million versus $237.2 million in 1998. ASM's for 1999 increased 26.1% to 1.8 billion as compared to 1.4 billion in 1998.

          Salaries and related costs per ASM remained the same at 4.8 cents in 1999 when compared to 1998. In absolute dollars, salaries and related expenses increased 24.1% from $68.1 million in 1998 to $84.6 million in 1999. The increase primarily resulted from the net addition of 331 full and part time employees during 1999 to support the additional aircraft.

          The cost per ASM of aircraft fuel increased to 1.9 cents in 1999 compared to 1.7 cents in 1998. The total price per gallon of fuel increased 10.6% to 74.6 cents in 1999 compared to 67.4 cents in 1998. In absolute dollars, aircraft fuel expense increased 42.1% from $24 million in 1998 to $34.1 million in 1999 reflecting the higher cost per gallon fuel price, a 9.5% increase in block hours and the higher fuel consumption per hour of a CRJ aircraft versus a turboprop aircraft which results in a 17.4% increase in the system average burn rate (gallons used per block hour flown).

          The cost per ASM of aircraft maintenance and materials decreased to 1.4 cents in 1999 compared to 1.6 cents in 1998. The decreased maintenance expense per ASM resulted primarily from the addition of the CRJ aircraft. In addition to generating higher ASMs, the CRJ aircraft are covered by manufacturer's warranty for up to three years on certain components. During the third quarter, the Company reversed approximately $1.5 million in life limited parts repair expense accruals related to CRJ engines that was no longer required based on the maintenance  services  and terms contained in a  new  engine  maintenance agreement. The Company has not incurred any heavy maintenance repair costs related to the CRJ aircraft in 1998 or 1999. The CRJ cost savings are partially offset by the increasing costs of the turboprop aircraft as they age. In absolute dollars, aircraft maintenance and materials expense increased 7.2% from $22.7 million in 1998 to $24.4 million in 1999.

          The cost per ASM of aircraft rentals decreased slightly to 2.5 cents in 1999 compared to 2.6 cents in 1998. During 1999, the Company took delivery of ten additional CRJ aircraft, eight of which were lease financed. In absolute dollars, aircraft rental expense increased 23.3% to $45.2 million as compared to $36.7 million in 1998 due to the additional aircraft added to the fleet.

          The cost per ASM of traffic commissions and related fees increased to 3.1 cents in 1999 as compared to 3.0 cents in 1998. The increase does not reflect the reduced (from 8% to 5%) agency commission rate for domestic travel adopted in late 1999. Since substantially all passenger revenues are derived from interline sales, the Company will not begin to realize the savings from this reduction until February 2000. Related fees include program fees paid to United and CRS segment booking fees for reservations. In absolute dollars, traffic commissions and related fees increased 28.5% to $54.5 million in 1999 from $42.4 million in 1998.

          The cost per ASM of facility rent and landing fees remained the same at 1.0 cent for 1999 when compared to 1998. In absolute dollars, facility rent and landing fees increased 32.7% to $17.9 million for 1999 from $13.5 million in 1998. The absolute increase is the result of the Company's new regional terminal at Washington's Dulles airport, continued expansion of the Company's business to new markets and increased landing fees due to the heavier CRJ aircraft.

          The cost per ASM of depreciation and amortization remained the same at 0.5 cents for 1999 and 1998. In absolute dollars, depreciation and amortization expense for 1999 increased 39.4% to $9.0 million from $6.5 million in 1998. The absolute increase results from the purchase of two CRJ aircraft and rotable spare parts in 1999 for approximately $59 million and the full year effect of purchasing two CRJ aircraft and rotable spare parts in 1998.

          The cost per ASM of other operating expenses remained the same at 1.6 cents for 1999 and 1998. In absolute dollars, other operating expenses increased 21.9% to $28.5 million for 1999 from $23.3 million in 1998. This absolute increase is caused primarily by continuing increases in crew accommodations, training, and other costs related to the general expansion of the Company's business. During the fourth quarter 1998, the Company began to pay for new hire training. The Company expects pilot training costs to continue to increase as the remaining firm ordered CRJ and Fairchild Dornier 328JET/428JET Feeder Regional Jets ("FRJs") aircraft are received.

          As a result of the foregoing expense items, total operating expenses were $298.1 million for 1999, an increase of 25.6% compared to $237.2 million in 1998. Total ASMs increased 26.1% year over year causing the cost per ASM to remain at 16.8 cents for 1999 when compared to 1998.

          Interest expense increased from $4.2 million in 1998 to $5.6 million in 1999. The increase is the result of the issuance of new debt to acquire two new CRJ aircraft in 1999, and the full year effect of the debt outstanding for the purchase of two CRJs and one J-41 in 1998.

          Interest income decreased from $4.1 million in 1998 to $3.9 million in 1999. This is primarily the result of the Company's lower cash balances during 1999 as compared to 1998.

          From March 20 through April 8, 1998, the Company temporarily reduced the conversion price on its 7.0% Convertible Subordinated Notes due July 1, 2004 (the "Notes") from $9 to $8.86 for holders of the Notes. During this temporary period, $31.7 million of the Notes converted into approximately 3.6 million shares of common stock. As a result of this temporary price reduction, the Company recorded a $1.4 million charge to other expense during 1998 representing the fair value of the additional shares distributed upon conversion.

          The  Company  recorded a provision for income  taxes  of  $18.3 million for 1999, compared to a provision for income taxes of $21.1 million in 1998. The 1999 effective tax rate is approximately 38.6% as compared to the 1998 effective tax rate of approximately 41%. The reduction in the 1999 effective rate is the result of the application of one time state tax credits applied in 1999. The effective tax rates reflect non-deductible permanent differences between taxable and book income.

          The American Institute of Certified Public Accountants issued Statement of Position 98-5 on accounting for start-up costs, including preoperating costs related to the introduction of new fleet types by airlines. The new accounting guidelines were effective for 1999. The Company had previously deferred certain start-up costs related to the introduction of the CRJs and was amortizing such costs to expense ratably over four years. Effective January 1, 1999, the Company recorded a charge for the remaining unamortized balance of approximately $888,000, net of $598,000 of income taxes, associated with previously deferred preoperating costs.

Fiscal Year 1997 vs. 1998

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

Operating Expenses

           The Company's operating expenses increased 34.4% to $237.2 million in 1998 compared to $176.5 million in 1997 due primarily to the 63.8% increase in ASMs and the 52% increase in passengers. The increase in ASMs reflects the addition of nine CRJ aircraft in 1998 and the full year effect of adding five CRJs and five British Aerospace Jetstream-41 ("J-41") aircraft during 1997.

           A summary of operating expenses as a percentage of operating revenue and operating cost per ASM for the years ended December 31, 1997 and 1998 is as follows:

                               Year Ended December 31,
                              1997              1998
                        Percent    Cost   Percent    Cost
                           of                of
                        Operating   per  Operating   per
                                    ASM              ASM
                        Revenues  (cents)Revenues   (cents)

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

          Costs  per ASM decreased 18% to 16.8 cents in 1998 compared  to
20.5 cents in 1997 primarily due to a 63.8% increase in ASMs in 1998 compared to 1997, offset by a 52% increase in passengers carried. The increase in ASMs reflects the addition of nine CRJ aircraft during 1998 and the full year effect of adding five CRJs and five J-41 aircraft during 1997.

          Salaries and related costs per ASM decreased 17.2% to 4.8 cents in 1998 compared to 5.8 cents in 1997. In absolute dollars, salaries and related expenses increased 37.2% from $49.7 million in 1997 to $68.1 million in 1998. The increase primarily resulted from the net addition of 609 full and part time employees during 1998 to support the additional aircraft.

          The cost per ASM of aircraft fuel decreased to 1.7 cents in 1998 compared to 2.1 cents in 1997. The total price per gallon of fuel decreased 15% to 67.4 cents in 1998 compared to 79.3 cents in 1997. In absolute dollars, aircraft fuel expense increased 35% from $17.8 million in 1997 to $24 million in 1998 reflecting a 23% increase in block hours and the higher fuel consumption per hour of a CRJ aircraft versus a turboprop aircraft.

          The cost per ASM of aircraft maintenance and materials decreased to 1.6 cents in 1998 compared to 2.0 cents in 1997. The decreased maintenance expense per ASM resulted primarily from the addition of the CRJ aircraft. In addition to generating higher ASMs, the CRJ aircraft are covered by manufacturer's warranty for up to three years on certain components. The Company did not record any heavy maintenance repair costs related to the CRJ aircraft. The CRJ cost savings are partially offset by the increasing costs of the turboprop aircraft as they age. In absolute dollars, aircraft maintenance and materials expense increased 34.8% from $16.9 million in 1997 to $22.7 million in 1998.

          The cost per ASM of aircraft rentals decreased to 2.6 cents in 1998 compared to 3.4 cents in 1997. The decreased unit costs reflect the full year effect of refinancing to lower rental rates, eleven used J-41 aircraft, and the purchase of three used J-41s all during the second half of 1997 and the refinancing of three J-41s, combined with the purchases of two CRJs and one J41 aircraft during 1998. In absolute dollars, aircraft rental expense increased 24.1% to $36.7 million as compared to $29.6 million in 1997 due to the additional aircraft added to the fleet.

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

          The cost per ASM of facility rent and landing fees decreased to
1.0 cent in 1998 compared to 1.1 cents in 1997. In absolute dollars, facility rent and landing fees increased 29.9% to $13.5 million for 1998 from $10.4 million in 1997. The absolute increase is the result of expansion of the Company's business to new markets and increased landing fees due to the heavier CRJ aircraft.

          The cost per ASM of depreciation and amortization increased  to
0.5 cents in 1998 compared to 0.4 cents in 1997. In absolute dollars, depreciation and amortization expense for 1998 increased 81.5% to $6.5 million from $3.6 million in 1997. The absolute increase results from the purchase of two CRJ aircraft, a J-41 aircraft and CRJ rotable spare parts in 1998 for approximately $51 million and the full year effect of purchasing four J-41 aircraft and rotable spare parts in late 1997.

          The cost per ASM of other operating expenses decreased to 1.6 cents in 1998 compared to 1.9 cents in 1997. In absolute dollars, other operating expenses increased 45.6% to $23.3 million for 1998 from $16.0 million in 1997. This absolute increase is caused primarily by increases in crew accommodations and training costs related to the general expansion of the Company's business and increased distressed passenger expenses. During the fourth quarter 1998, the Company began to pay for new hire training. Due to the scheduled addition of six additional CRJs in the first five months of 1999, the Company incurred new hire pilot training costs of approximately $678,000 in the fourth quarter 1998.

          As a result of the foregoing expense items, total operating expenses were $237.2 million for 1998, an increase of 34.4% compared to $176.5 million in 1997. Total ASMs increased 63.8% year over year causing the cost per ASM to decrease from 20.5 cents in 1997 to 16.8 cents in 1998.

          Interest expense increased from $3.4 million in 1997 to $4.2 million in 1998. During the first part of 1998, the Company accepted for conversion into common stock approximately $38 million of the Notes. The reduced interest costs resulting from the debt conversion partially offset the full year effect of the debt outstanding for the purchase of four J-41s in 1997, and the issuance of new debt to acquire two CRJs and one J-41 in 1998.

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

Outlook

           This Outlook section and the Liquidity and Capital Resources section below contain forward-looking statements. The Company's actual results may differ significantly from the results discussed in forward-looking statements. Factors that could cause the Company's future results to differ materially from the expectations described here include the response of the Company's competitors to the Company's business strategy, market acceptance of new regional jet service , the costs of implementing jet service, the cost of fuel, the amount and timing of ACJet's start-up costs, obtaining FAA regulatory approval for ACJet to conduct air transportation on a timely basis, the ability of the Company to obtain favorable financing terms for its aircraft, the ability of the aircraft manufactures to deliver aircraft on schedule, the ability to identify, implement and profitably operate new business opportunities, the ability to hire and retain employees, the weather, changes in and satisfaction of regulatory requirements including requirements relating to fleet expansion, and general economic and industry conditions.

           The  Company  believes  that a key element  of  the  Company's success is its experienced management team. On January 1, 2000, President and Chief Executive Officer Kerry Skeen became Chairman of the Board of Directors while retaining his role as CEO. C. Edward Acker retired as Chairman but remains a member of the Board. Thomas Moore became President on January 1, 2000 in addition to his duties as Chief Operating Officer.

          The Company believes that the future of the regional airline industry lies in utilizing regional and feeder jets to complement and feed the major carriers. To this end, in addition to the 24 CRJs in service as of March 1, 2000, the Company has firm, conditional and option orders for 69 CRJs and 165 FRJs and long-term marketing agreements with United Airlines, Inc. and Delta Air Lines, Inc. to fly the jet aircraft as United Express and Delta Connection, respectively. The addition of these jets will allow the Company to grow capacity as measured in ASM's, based on planned aircraft delivery dates, by approximately 34% in 2000 and 41% in 2001. The Company also believes that multiple marketing agreements will enable the Company to reduce reliance on any one major airline, and will enhance and stabilize operating results through a combination of pro-rate and fee-per-departure revenue opportunities.

          ACJet has targeted the commencement of revenue service with FRJs during the second quarter of 2000 and with CRJs during the fourth quarter of 2000. ACJet is presently engaged in pre-operating activities including regulatory compliance, employee recruitment, training, establishment of operating infrastructure, establishment of third party contractual arrangements, and aircraft proving runs. In the first quarter of 2000 ACJet was issued a certificate of public convenience and necessity by the DOT. The effectiveness of the DOT certificate is conditioned upon the issuance by the FAA of an operating certificate to ACJet, an application for which is pending. In order to obtain FAA approval, ACJet must demonstrate that it has the necessary organization and technical ability to safely provide air transportation, and must satisfy certain environmental requirements. ACJet will also need to satisfy regulatory requirements with respect to CRJs prior to adding this aircraft type to its fleet later in the year. There can be no assurance that all required approvals will be granted to ACJet on a timely basis. ACJet has accepted delivery of an interim 328JET aircraft, which is being utilized for proving runs and training. The first two permanent 328JET aircraft are scheduled for delivery in late April 2000. ACJet anticipates incurring approximately $3.6 million in start-up expenses from inception through commencement of revenue service, which will be expensed as incurred.

           A number of business and regulatory developments are affecting the markets in which the Company competes. During the first half of 1999 US Airways began to expand its operations at Washington-Dulles. New service included the operations of mainline US Airways, MetroJet, Shuttle and US Airways Express. US Airways operated in five of the Company's Washington-Dulles markets as of December 31, 1998 and by September 30, 1999 increased their presence to 21 of the Company's markets. Although the US Airways service generally has utilized fare levels similar to that implemented by the Company, two of the implemented markets were served by MetroJet, which offered fares lower than that typically offered by the Company.

          During April and May, 1999, United significantly increased the number of flights it operated at Washington-Dulles. In July, 1999, United and the Company revised their Dulles flight schedules to increase connections and to thereby take greater advantage of United's increased capacity. As of March 1, 2000, United operated 113 daily departures from Washington Dulles, a 64% increase from December 31, 1998. During 1999, the Company and United either increased frequencies or upgraded equipment, or both, in markets affected by the US Airways expansion.

          In the first quarter of 2000, US Airways began reducing some of its MetroJet, Shuttle and US Airways Express operations at Washington-Dulles. Reductions were made in the operations of MetroJet, Shuttle and US Airways Express. By March 2000 US Airways ceased MetroJet service in the Birmingham, AL, Columbus, OH, Milwaukee, WI and St. Louis, MO to Washington-Dulles markets, and has announced its intention to withdraw MetroJet service between Raleigh-Durham and Washington-Dulles. MetroJet competed directly with the Company in the Columbus, OH and Raleigh-Durham to Washington-Dulles markets. Further, US Airways has announced its intention to withdraw hourly Shuttle service in the Boston and LaGuardia to Washington-Dulles markets and to replace both with less frequent service using a combination of mainline and US Airways Express regional jet service. The Company competes directly with US Airways in the LaGuardia-Washington-Dulles market. By March 2000 US Airways Express had ceased service in the Indianapolis to Washington-Dulles market - a market the Company serves with regional jets.

          While increased competition in the Company's markets has had a negative effect on yields, the Company continues to take measures to reduce the overall effect on the Company's results of operations. The Company continually monitors and responds to the effects competition has on its routes, fares and frequencies, and believes it can continue to compete effectively.

           Congress recently passed and the President is expected to sign into law legislation that will allow airlines to provide additional service with regional jet aircraft at certain slot restricted airports including Chicago-O'Hare and New York-LaGuardia. Whereas previously slot restrictions limited the amount of service that could be provided from these airports, the new legislation, if and when enacted, will allow substantial additional service to certain qualifying cities. The Company is one of several regional carriers that will be in a position to provide additional service at these cities with regional jet aircraft. This legislation adds significantly to the number of potential regional jet opportunities available to both the United Express and Delta Connection operations and to the Company's competitors. It will also provide increased competitive situations at these airports, the effect of which cannot be determined at this time. During 2000 the Company will continue to assess and respond to competitive opportunities as they may develop as a result of this legislation.

          Fuel price increases in the second half of 1999 and to date in 2000 have had a material impact on cost of operations throughout the airline industry. The Company's results will continue to be affected by fuel price volatility. During 1999, the effect of fuel price increases on the Company's results was mitigated by the Company's having hedged approximately 57% of its fuel requirements for the year. These hedges generally settled at favorable prices relative to the market price at the time of settlement, which resulted in a reduced fuel expense relative to market rates. For 2000, the Company entered into hedges in late 1999, settling in the second and third quarter of 2000, for an estimated 8% of its estimated total 2000 fuel requirements. The Company is also not exposed to fuel price volatility for an additional 8% of its estimated 2000 fuel requirements because the cost of this fuel, to be utilized in the ACJet operations, will be passed through to Delta under the fee-per-departure structure.

          The Company's CRJ fleet is comprised of new aircraft, with an average age of one and one-half years. Since maintenance expense on new aircraft is lower in the early years of operation due to manufacturers' warranties and the generally lower failure rates of major components, the Company's maintenance expense for CRJ aircraft will increase in future periods.

          During the third quarter of 1999, the Company executed a seven year engine services agreement with GE Engine Services, Inc. ("GE") covering the scheduled and unscheduled repair of ACA's CF34-3B1 jet engines operated on 43 CRJs already delivered or on order for the United Express operation. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown on a monthly basis to GE and GE assumes the responsibility to repair the engines when required at no additional expense to the Company, subject to certain exclusions. The Company expenses the amount due based on the monthly rates stipulated in the agreement, as engine hours are flown. The Company's future maintenance expense on CRJ engines covered under the new agreement will escalate based on contractual rate increases, intended to match the timing of actual maintenance events that are due pursuant to the terms. Based on the contractual rates, unit maintenance costs recognized on these CRJ engines during 2000 will be greater than those recorded historically. The Company has signed a similar agreement covering up to 55 FRJs with the FRJ engine manufacturer, and also anticipates signing a similar agreement for the remaining CRJ on firm order and FRJ aircraft on conditional order.

          In 1999, the Company commenced a replacement project of its computer software systems. The Company has engaged IBM to define functional requirements, evaluate vendor packages, and select and implement software solutions. New systems will include general ledger,
payroll,   accounts   payable,  accounts  receivable,   human   resources
administration, and maintenance. Implementation is scheduled to be completed during 2000. The Company anticipates spending approximately $7.0 million on this project, the majority of which will be capitalized and amortized over five years. In 1999, the Company expensed approximately $400,000 related to replacement software selection and capitalized $2.3 million in acquisition and implementation costs.

Liquidity and Capital Resources

          As of December 31, 1999, the Company had cash and cash equivalents of $57.4 million and working capital of $60.4 million compared to $64.4 million and $68.1 million, respectively, as of December 31, 1998. During the year ended December 31, 1999, cash and cash equivalents decreased $7 million, reflecting net cash provided by operating activities of $49.9 million, net cash used in investing activities of $72.3 million (related to aircraft purchase deposits, purchases of aircraft and equipment and decreases in short term investments) and net cash provided by financing activities of $15.4 million. Net cash provided by financing activities increased due to the issuance of $37.2 million of long term debt principally to acquire two CRJ aircraft, partially offset by the Company's common stock repurchase program.

          As of December 31, 1998, the Company had cash and cash equivalents of $64.4 million and working capital of $68.1 million compared to $39.2 million and $45.0 million, respectively, as of December 31, 1997. During the year ended December 31, 1998, cash and cash equivalents increased $25.2 million, reflecting net cash provided by operating activities of $39.7 million, net cash used in investing activities of $39.7 million (related to purchases of aircraft and equipment and decreases in short term investments) and net cash provided by financing activities of $25.3 million. Net cash provided by financing activities increased principally due to the issuance of long term debt to acquire two CRJ and one J41 aircraft.

          Other Financing

           In February 1999, the Company entered into an asset-based lending agreement with two financial institutions that provided the
Company with a $15 million bridge loan for the construction of the regional terminal at Washington-Dulles and a line of credit for up to $35 million depending on the amount of assigned ticket receivables and the value of certain rotable spare parts. The $35 million line of credit replaces a previous $20 million line of credit and will expire on September 30, 2000, or upon termination of the United Express marketing agreement, whichever is sooner. The interest rate on this line is LIBOR plus .75% to 1.75% depending on the Company's fixed charges coverage ratio. There were no borrowings on the $35 million line during 1999, or any under the previous line during 1998. The Company pledged $2.9 million of this line of credit as collateral to secure letters of credit issued on behalf of the Company by a financial institution. The Company anticipates that it will be able to renew this line of credit prior to its expiration on terms at least as favorable as the current facility.

          During 1999, the Company borrowed $7.8 million on the bridge loan and provided funding to the Metropolitan Washington Airports Authority ("MWAA") for the construction of the regional terminal of $12.5 million. In May 1999, MWAA paid the Company $7.8 million, and the Company repaid its borrowings on the bridge loan. As of December 31, 1999 there are no outstanding borrowings on the bridge loan. A note receivable from MWAA of $4.7 million is recorded at December 31, 1999. No additional amounts were drawn on the bridge loan for this additional $4.7 million funding. However, the Company may do so in the future as desired.

          In July 1997, the Company issued $57.5 million aggregate principal amount of 7% Convertible Subordinated Notes due July 1, 2004
("the  Notes").   The Notes are convertible into shares of  Common  Stock
unless previously redeemed or repurchased, at a conversion price of $9 per share, (after giving effect to the stock split on May 15, 1998)
subject  to  certain  adjustments.  In January 1998,  approximately  $5.9 million of the Notes were converted, pursuant to their original terms, into 660,826 shares of Common Stock. From March 20, 1998 to April 8, 1998, the Company temporarily reduced the conversion price from $9 to $8.86 for holders of the Notes. During this period, $31.7 million of the Notes converted into approximately 3.6 million shares of Common Stock. As a result of this temporary price reduction, the Company recorded a non-cash, non-operating charge to earnings during the second quarter of 1998 of $1.4 million representing the fair value of the additional shares distributed upon conversion. Interest on the Notes is payable on April 1 and October 1 of each year. The Company may redeem the remaining notes beginning on July 1, 2000 by calling the notes at 104% of face value declining one percent per year until maturity on July 1, 2004, in which case the holders will have an opportunity to convert the Notes at their face amount prior to redemption.

           In September 1997, approximately $112 million of pass through certificates were issued in a private placement by separate pass through trusts, which purchased with the proceeds, equipment notes (the "Equipment Notes") issued in connection with (i) leveraged lease transactions relating to four J-41s and six CRJs, all of which were leased to the Company (the "Leased Aircraft"), and (ii) the financing of four J-41s owned by the Company (the "Owned Aircraft"). The Equipment Notes issued with respect to the Owned Aircraft are direct obligations of ACA, guaranteed by ACAI and are included as debt obligations in the accompanying consolidated financial statements. The Equipment Notes issued with respect to the Leased Aircraft are not obligations of ACA or guaranteed by ACAI.

     Other Commitments

          On April 21, 1999, the Company's Board of Directors approved a plan to purchase up to $20 million or five percent of the then current outstanding shares in open market or private transactions over a twelve month period. As of March 10, 2000, the Company has purchased 1,064,000 shares of its common stock at an average price of $17.28 per share. The Company has approximately $1.6 million dollars remaining on the original $20 million authorization.

          In August 1999, the Company entered into a series of put and call contracts having an aggregate notional amount of $23 million. The contracts mature between March and May 2000. The contracts were entered into as an interest rate hedge designed to limit the Company's exposure to interest rate changes on the anticipated issuance of permanent financing relating to the delivery of three aircraft in 2000. As such, effective gains or losses realized when permanent financing is obtained will be amortized over the life of the related aircraft lease or will be depreciated as part of the aircraft acquisition cost for owned aircraft. The Company would have received from the counterparty approximately $247,000 had these contracts settled on December 31, 1999.

          In October 1999, the Company entered into commodity swap transactions to hedge price changes on approximately 13,300 barrels of crude oil per month for the period April to June 2000, and on approximately 23,300 barrels of crude oil per month for the period July through September 2000. The contracts provide for an average fixed price equal to approximately 52.6 cents per gallon for the second quarter of 2000 and 51 cents per gallon for the third quarter of 2000. With these transactions and taking into account that Delta Air Lines, Inc. bears the economic risk of fuel price fluctuations for future fuel requirements associated with the Delta Connection program, the Company has hedged approximately 14% of its anticipated jet fuel requirements for the second quarter 2000; 27% for the third quarter 2000; and 18%, for the fourth quarter of 2000. Had the commodity swap transactions settled on December 31, 1999, the Company would have recognized a reduction of approximately $597,000 in fuel expense.

     Aircraft

          The Company has significant lease obligations for aircraft that are classified as operating leases and therefore are not reflected as liabilities on the Company's balance sheet. The remaining terms of such leases range from one to sixteen and a half years. The Company's total rent expense in 1999 under all non-cancelable aircraft operating leases with remaining terms of more than one year was approximately $45.2 million. As of December 31, 1999, the Company's minimum annual rental payments for 2000 under all non-cancelable aircraft operating leases with remaining terms of more than one year were approximately $54.1 million.

          As of March 1, 2000, the Company had a total of 42 CRJs on order from Bombardier, Inc., and held options for 27 additional CRJs. During 1999, the Company converted 17 option aircraft to firm orders and placed new orders for six additional CRJs and received 17 new aircraft options. The Company also placed a firm order with Fairchild Aerospace Corporation for 25 Fairchild Dornier 32 seat 328JET feeder regional jet ("328JET") aircraft, a conditional order for a 15 328JETs and 40 Fairchild Dornier 44 seat 428JET feeder regional jet ("438JET") aircraft (328JET aircraft and 428JET aircraft are collectively referred to as "FRJs"), and received options for 85 additional FRJs. Of the 67 firm aircraft deliveries, 28 are scheduled for 2000, 29 are scheduled for 2001, and ten are scheduled for 2002. The Company is obligated to purchase and finance (including leveraged leases) the 67 firm ordered aircraft at an approximate capital cost of $1.1 billion. The Company anticipates leasing all 28 of its year 2000 aircraft deliveries on terms similar to previously delivered CRJ aircraft. On March 15, 2000 and March 22, 2000, the Company acquired through leveraged lease transactions, its 25th and 26th CRJ aircraft. The lease terms are for approximately 16.8 years.

           As previously announced, the Company is exploring alternatives to accelerate the retirement of its fleet of 28 leased 19 seat J-32 aircraft. The Company tentatively plans to remove as many as six J-32s from ACA's fleet during 2000 and the remainder in 2001. As of December 31, 1999, the Company had J-32 operating lease commitments with remaining lease terms ranging from one to six years and related minimum lease payments of approximately $43 million. The Company has not yet finalized its analysis of a phase-out plan, including quantification of any one-time fleet rationalization charge.

          In order to ensure the highest level of safety in air transportation, the FAA has authority to issue maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft and the mandatory removal and replacement of parts that have failed or may fail in the future. In addition, the FAA from time to time amends its regulations. Such amended regulations may impose additional regulatory burdens on the Company such as the installation of new safety-related items. Depending upon the scope of the FAA's order and amended regulations, these requirements may cause the Company to incur substantial, unanticipated expenses. The FAA has issued a directive which requires that CRJ flight data recorders be upgraded to record an increased number of flight parameters. The Company anticipates that new CRJs will comply with the directives beginning with deliveries occurring during the second quarter 2000, and is preparing to retrofit previously delivered CRJs. The Company estimates that the cost of this retrofit will be approximately $3.5 million and has included this amount in its capital spending plan for 2000.

     Capital Equipment and Debt Service

            In 2000 the Company anticipates capital spending of approximately $21.5 million consisting of $15.1 million in rotable spare parts, spare engines and equipment, and $6.4 million for other capital assets, and expects to finance these capital expenditures out of working capital.

           Debt service for 2000 is estimated to be approximately $6.1 million reflecting borrowings related to the purchase of four CRJ aircraft acquired in 1998 and 1999, five J-41s acquired in 1997 and 1998 and interest due on the remaining 7% Convertible Subordinated Notes. The foregoing amount does not include additional debt that may be required for the financing of the CRJs, FRJs, spare parts and spare engines.

          The Company believes that, in the absence of unusual circumstances, its cash flow from operations, the $35 million credit facility as presently existing or as anticipated to be renewed, and other available equipment financing will be sufficient to meet its working capital needs, expected operating lease commitments, capital expenditures, and debt service requirements for the next twelve months.

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

          For 2000, the Company has hedged a portion of its exposure to jet fuel price fluctuations by entering into commodity swap contracts for approximately 8% of its estimated 2000 fuel requirements for the United Express program. The swap contracts are designed to provide protection against sharp increases in the price of jet fuel. In addition, Delta Air Lines, Inc. bears the economic risk of fuel price fluctuations for the fuel requirements of the Company's Delta connection program. Taking this into account, based on the Company's projected fuel consumption for the year 2000, a one-cent increase in the average annual price per gallon of jet fuel would increase the Company's annual aircraft fuel expense by approximately $530,000.

          The Company's exposure to market risk associated with changes in interest rates relates to the Company's commitment to acquire regional jets. The Company has entered into put and call contracts designed to limit the Company's exposure to interest rate changes until permanent financing is secured upon delivery of the Bombardier regional jet aircraft. At December 31, 1999 the Company had three swap contracts outstanding related to the delivery of the next three CRJs. A one percentage point decrease in interest rates from the Company's call contracts would increase the Company's annual aircraft lease or ownership costs associated with these contracts by $199,600.

          As of March 1, 2000, the Company has firm commitments to purchase 67 additional jet aircraft. The Company expects to finance these commitments using a combination of debt and leveraged leases. Changes in interest rates will impact the actual cost to the Company for these transactions in the future.

          The Company does not have significant exposure to changing interest rates on its long-term debt as the interest rates on such debt are fixed. Likewise, the Company does not hold long-term interest sensitive assets and therefore is not exposed to interest rate fluctuations for its assets. The Company does not purchase or hold any derivative financial instruments for trading purposes.

Item 8.        Consolidated Financial Statements

     INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                                                   Page

Independent Auditors' Report for the years ended  December          37
31, 1997, 1998 and 1999


Consolidated  Balance Sheets as of December 31,  1998  and          38
1999

Consolidated Statements of Operations for the years ended           39
 December 31, 1997, 1998 and 1999

Consolidated  Statements of Stockholders' Equity  for  the          40
 years ended December 31, 1997, 1998 and 1999

Consolidated Statements of Cash Flows for the years ended           41
 December 31, 1997, 1998 and 1999

Notes to Consolidated Financial Statements                          42

                      Independent Auditors' Report


The Board of Directors and Stockholders
Atlantic Coast Airlines Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Atlantic Coast Airlines Holdings, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Airlines Holdings, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for preoperating costs.


                                             KPMG LLP

McLean, VA
January 26, 2000

                                   Atlantic Coast Airlines Holdings, Inc.
                                              Consolidated Balance Sheets
(In thousands, except for share data and par values)

December 31,                                      1998       1999
Assets
Current:
    Cash and cash equivalents                   $64,412     $57,447
    Short term investments                           63         --
    Accounts receivable, net                     30,210     31,023
    Expendable parts and fuel inventory, net      3,377      4,114
    Prepaid expenses and other current            3,910      6,347
      assets
    Notes receivable                                 --      6,239
    Deferred tax asset                            2,534      2,850
    Total current assets                        104,506    108,020
Property and equipment at cost, net of
accumulated depreciation and amortization        89,966    133,160
Preoperating costs, net of accumulated            1,486         --
  amortization
Intangible assets, net of accumulated             2,382      2,232
  amortization
Debt issuance costs, net of accumulated           3,420      3,309
  amortization
Aircraft deposits                                19,420     38,690
Other assets                                      6,446      8,342
    Total assets                              $ 227,626  $ 293,753
Liabilities and Stockholders' Equity
Current:
    Current portion of long-term debt            $3,450     $4,758
    Current portion of capital lease              1,334      1,627
     obligations
    Accounts payable                              5,262      5,343
    Accrued liabilities                          26,330     35,852
    Total current liabilities                    36,376     47,580
Long-term debt, less current portion             63,289     87,244
Capital lease obligations, less current           1,446      5,543
  portion
Deferred tax liability, net                       6,238     12,459
Deferred credits, net                             9,900     15,403
    Total liabilities                           117,249    168,229
Stockholders' equity:
Preferred Stock: $.02 par value per share;
  shares authorized                                   -          -                     -
  5,000,000; no shares issued or outstanding
  in 1998 or 1999
Common stock: $.02 par value per share;
  shares authorized 65,000,000 in 1998 and in
  1999; shares issued 20,821,001 in 1998 and        416        421
  21,083,927 in 1999; shares outstanding
  19,348,501 in 1998 and 18,628,261 in 1999
  Class A common stock: nonvoting; par value;
  $.02 stated value per share; shares                 -          -
  authorized 6,000,000; no shares issued or
  outstanding
Additional paid-in capital                       85,215     89,126
  Less:  Common stock in treasury, at cost,
  1,472,500 shares in 1998 and 2,455,666
  shares in 1999                                (17,069)   (34,106)
Retained earnings                                41,815    70,083
Total Stockholders' Equity                      110,377    125,524
Total Liabilities and Stockholders'
  Equity                                      $ 227,626   $ 293,753
    Commitments and Contingencies

      See accompanying  notes to consolidated financial statements.

                                 Atlantic Coast Airlines Holdings, Inc.
                                  Consolidated Statements of Operations
(In thousands, except for per share data)

Years ended December 31,
                                           1997       1998       1999
Operating revenues:
  Passenger                              $202,540  $285,243  $342,079
  Other                                     2,904     4,697     5,286
     Total operating revenues             205,444   289,940   347,365

Operating expenses:
  Salaries and related costs               49,661    68,135    84,554
  Aircraft fuel                            17,766    23,978    34,072
  Aircraft maintenance and materials       16,860    22,730    24,357
  Aircraft rentals                         29,570    36,683    45,215
  Traffic commissions and related fees     32,667    42,429    54,521
  Facility rents and landing fees          10,376    13,475    17,875
  Depreciation and amortization             3,566     6,472     9,021
  Other                                    16,035    23,347    28,458
     Total operating expenses             176,501   237,249   298,073

Operating income                           28,943    52,691    49,292
Other income (expense):
  Interest expense                         (3,450)   (4,207)   (5,614)

  Interest income                           1,284     4,145     3,882
  Debt conversion expense                       -    (1,410)       --
  Other income (expense), net                  62       326       (85)
     Total other expense, net              (2,104)   (1,146)   (1,817)
 Income before income tax provision and
   cumulative effect of acct change        26,839    51,545     47,475
 Income tax provision                      12,339    21,133     18,319
 Income before cumulative effect of        14,500    30,412     29,156
  accounting change
  Cumulative effect of accounting change,
   net of income tax                           --        --     (888)
   benefit of $598
Net income                                $14,500   $30,412   $28,268
Income per share:
Basic:
 Income before cumulative effect of         $0.93     $1.68     $1.54
accounting change
 Cumulative effect of accounting change        --        --     (.05)
Income per share                            $0.93     $1.68     $1.49
Diluted:
 Income before cumulative effect of         $0.80     $1.42     $1.36
accounting change
 Cumulative effect of accounting change        --        --     (.04)
Income per share                            $0.80     $1.42     $1.32

 Weighted average shares used in
computation:                               15,647    18,128    18,964
     Basic                                 19,512    22,186    22,015
     Diluted

             See accompanying notes to consolidated financial statements.

                                   Atlantic Coast Airlines Holdings, Inc.
                          Consolidated Statements of Stockholders' Equity

(In thousands, exceptfor share data)
                       Common Stock   Additional  Treasury Stock    Retained
                      --------------   Paid-In   --------------     Earnings
                                      Capital                       (Deficit)
                       Shares Amount              Shares  Amount                                 l


Balance December     8,498,910   $170  $37,689    12,500  $(125)    $(3,097)
31, 1996
Exercise of common     240,597      5    1,250      -       -         -
stock options
Tax benefit of stock         -      -    1,357      -       -         -
option exercise
Purchase of treasury         -      -       -  1,460,000  (16,944)    -
stock
Net income                   -      -       -       -       -        14,500
Balance December     8,739,507    175   40,296 1,472,500  (17,069)   11,403          $
  31,1997
Exercise of common     286,011      6    2,473      -       -         -
  stock options
Tax benefit of stock         -      -    4,239      -       -         -
  option exercise
Amortization of
  deferred                   -      -      574      -       -         -
  compensation
Stock split          9,673,901    193     (193)     -       -         -
Conversion of debt   2,121,582     42   37,826      -       -         -
Net income                   -      -       -       -       -       30,412
Balance December    20,821,001   416   85,215  1,472,500 (17,069)   41,815
31, 1998

Exercise of common     262,926      5   1,579      -       -         -
stock options
Tax benefit of stock         -      -   1,835      -       -         -
option exercise
Purchase of treasury         -      -       -  996,500   (17,192)    -
stock
ESOP share                   -      -      60  (13,334)      155     -
contributions
Amortization of
  deferred                   -      -     437      -       -         -
compensation
Net income                   -      -       -      -       -         28,268
Balance December  $21,083,927   $421  $89,126 $2,455,666 $(34,106)  $70,083
31, 1999

       See accompanying notes to consolidated financial statements

                            Atlantic Coast Airlines Holdings, Inc.
                             Consolidated Statements of Cash Flows

 (In thousands)
Years ended December 31,
                                            1997        1998      1999
Cash flows from operating activities:
    Net income                               $ 14,500    $ 30,412  $ 28,268
    Adjustments to reconcile net income to
net cash provided by  operating
activities:
          Depreciation and amortization         3,111       5,829     9,109
          Write-off of preoperating costs           -           -     1,486
          Amortization of intangibles and         455         690       176
            preoperating costs
          Provision for uncollectible             168         124       564
            accounts receivable
          Provision for inventory                  63          86       110
            obsolescence
          Amortization of deferred credits       (243)       (801)   (1,114)
          Amortization of debt issuance           181         465       354
            costs
          Capitalized interest, net                  -     (1,640)   (1,683)
          Deferred tax  provision               2,452       4,392     5,905
          Net loss on disposal of fixed           450         247       380
           assets
          Amortization of debt discount and        76          70        73
            finance costs
          Debt conversion expense                   -       1,410         -
          Contribution of stock to the ESOP         -           -       214
          Gain on ineffective hedge                  -           -     (211)
            position
          Gain on early termination of               -           -     (291)
            capital lease
          Amortization of deferred                  -         574       437
           compensation
    Changes in operating assets and
      liabilities:
              Accounts receivable              (5,829)     (6,077)   (3,572)
              Expendable parts and               (781)       (990)     (847)
               fuel inventory
              Prepaid expenses and                403      (2,512)   (2,660)
               other current assets
              Preoperating costs               (2,057)           -         -
              Accounts payable                    998         423     2,139
              Accrued liabilities               7,313       7,028    11,013
              Net cash provided by             21,260      39,730    49,850
                operating activities
Cash flows from investing activities:
   Purchase of property and equipment         (26,005)    (51,020)  (59,669)
   Proceeds from sales of fixed assets            -         1.318     6,608
   Maturities of short term
     investments                              (10,737)     10,677        66
   Refund of deposits                            -            120         3

   Payments for aircraft and other            (18,447)       (832)  (19,270)
     deposits
   Net cash used in                           (55,189)    (39,737)  (72,262)
     investing activities
Cash flows from financing activities:
   Proceeds from issuance of long-term         75,220      29,650    37,203
    debt
   Payments of long-term debt                  (3,241)     (2,248)   (4,189)
   Payments of capital lease                   (2,258)     (2,656)   (1,839)
     obligations
   Proceeds from receipt of deferred              809          96        37
     credits and other
   Deferred financing costs                    (3,215)     (2,069)     (157)
   Proceeds from exercise of stock              1,255       2,479     1,584
     options
   Purchase of treasury stock                 (16,944)         -    (17,192)
              Net cash provided by             51,626      25,252    15,447
     financing activities
Net increase (decrease) in cash and            17,697      25,245    (6,965)
cash equivalents
Cash and cash equivalents, beginning           21,470      39,167    64,412
of year
Cash and cash equivalents, end of year       $ 39,167    $ 64,412  $ 57,447

            See accompanying  notes to consolidated financial statements.

                                   Atlantic Coast Airlines Holdings, Inc.
                               Notes to Consolidated Financial Statements

1.   Summary of
Accounting       (a)Basis of Presentation
Policies
                    The accompanying consolidated financial statements include the accounts of Atlantic Coast Airlines Holdings, Inc. ("ACAI") and its wholly-owned subsidiaries, Atlantic Coast Airlines ("ACA") and Atlantic Coast Jet, Inc. ("ACJet"), (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's flights are currently operated under a code sharing agreement with United Airlines, Inc. ("United") and are identified as United Express flights in computer reservation systems. As of December 31, 1999, the Company's ACA subsidiary provided scheduled air transportation service as United Express for passengers to destinations in states in the Eastern and Midwestern United States. During 1999, the Company's ACJet subsidiary entered into a code sharing agreement with Delta Air Lines to become part of the Delta Connection network. ACJet is currently in the pre-operating stage with scheduled service anticipated to begin during the second quarter of 2000.

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

                 (c)Airline Revenues

                    Passenger fares and cargo revenues are recorded as operating revenues at the time transportation is provided. Substantially all of the Company's passenger tickets are sold by other air carriers. The value of unused passenger tickets sold by the Company, which is minimal, is included in current liabilities. ACA participates in United's Mileage Plus frequent flyer program, and ACJet will participate in the Delta SkyMiles frequent flyer program. The Company does not accrue for incremental costs for mileage accumulation relating to these programs because the Company believes such costs are not significant. Incremental costs for awards redeemed on the Company's flights are expensed as incurred.

                 (d)Accounts and Notes Receivable

                    Accounts receivable are stated net of allowances for uncollectible accounts of approximately $364,000 and $772,500 at December 31, 1998 and
                    1999, respectively. Amounts charged to costs and expenses for uncollectible accounts in 1997, 1998 and 1999 were $168,000, $124,000 and $564,500, respectively. Write-off of accounts receivable were $186,000, $29,000 and $156,000 in 1997, 1998 and 1999, respectively. Accounts receivable for the years ended December 31, 1998 and 1999 included approximately $3.6 million and $2.9 million, respectfully, related to manufacturers credits to be applied towards future spare parts purchases and training expenses.

                    The note receivable balance at December 31, 1999 includes a promissory note from an executive officer of the Company dated as of May 24, 1999 with a balance, including accrued interest, of $1.5 million. The note was paid in full during the first quarter of 2000.

                 (e)Concentrations of Credit Risk

                    The Company provides commercial air transportation in the Eastern and Midwestern United States. Substantially all of the Company's passenger tickets are sold by other air carriers. The Company has a significant concentration of its accounts receivable with other air carriers with no collateral. At December 31, 1998 and 1999, accounts receivable from air carriers totaled approximately $24.4 million and $27.6 million, respectively. Such accounts receivable serve as collateral to a financial institution in connection with the Company's line of credit arrangement. (See note 4). Of the total amount, approximately $20.8 million and $23.2 million at December 31, 1998 and 1999, respectively, were due from United. Historically, accounts receivable losses have not been significant.

       44        (f)Risks and Uncertainties

                    The airline industry is highly competitive and volatile. The Company competes primarily with other air carriers and, particularly with respect to its shorter flights, with ground transportation. Airlines primarily compete on the basis of pricing, scheduling, frequency, and type of equipment. The Company's operations are primarily dependent upon business-related travel and are not subject to wide seasonal fluctuation. However, some seasonal decline does occur during portions of the winter months due to lesser demand. The ability of the Company to compete with ground transportation and other air carriers depends upon public acceptance of its aircraft and the provision of convenient, frequent and reliable service to its markets at reasonable rates.


                    The Company's ACA subsidiary operates under code-sharing and other marketing agreements with United, which expire on March 31, 2009, unless earlier terminated by United (the "UA Agreements"). Prior to March 31, 2004, United may terminate the UA Agreements at any time if ACA fails to maintain certain performance standards, and may terminate without cause after March 31, 2004 by providing one year's notice to the Company. If by January 2, 2001 United has not given the Company the ability to operate regional jets of 44 seats or less seating capacity as United Express, in addition to its allocation of 50 seat regional jets, the Company may terminate the UA Agreements as of March 31, 2004. The Company would be required to provide notice of termination prior to January 2, 2002, which notice would be void if United ultimately grants such authority prior to January 2, 2002. Under the terms of the UA Agreements, ACA pays United monthly fees based on the total number of revenue passengers boarded by the Company on its flights for the month. The fee per passenger is subject to periodic increases during the duration of the ten year extension period. The agreement allows ACA to operate under United's colors, utilize the "United Express" name and identify its flights using United's designator code. The Company believes that its relationship with United substantially enhances its ability to compete for passengers. The loss of the Company's affiliation with United could have a material adverse effect on the Company's business.

                    The UA Agreements require ACA to obtain United's consent to operate service between city pairs as "United Express". If ACA experiences net operating expenses that exceed revenues for three consecutive months on any required route, ACA may withdraw from that route if United and the Company are unable to negotiate an alternative mutually acceptable level of service for that route. The UA Agreements do not prohibit United from competing, or from entering into agreements with other airlines who would compete, on routes served by the Company, but state that United may terminate the UA Agreements if ACAI and ACA enter into a similar arrangement with any other carrier without United's approval. The Company believes that its agreement to operate ACJet as part of the Delta Connection program does not provide United the right to terminate the UA Agreements.

                    The UA Agreements limit the ability of the ACAI and ACA to merge with another company or dispose of certain assets or aircraft without offering United a right of first refusal to acquire the Company or such assets or aircraft, and provide United a right to terminate the UA Agreements if they merge with or are controlled or acquired by another carrier. United also has a right of first refusal with respect to issuance by ACAI and ACA of shares of their common stock if, as a result of the issuance, certain of their stockholders and their permitted transferees do not own at least 50% of their common stock after such issuance. Because the holdings of these stockholders and their permitted transferees are currently substantially less than 50%, management believes that such a right is unlikely to be exercised.

                    The Company has reached a ten year agreement with Delta Air Lines, Inc. to operate regional jet aircraft as part of the Delta Connection program on a fee-per-departure basis. Under the fee-per-departure structure, the Company is contractually obligated to operate the flight schedule, and Delta pays the Company an agreed amount per hour flown. Delta may terminate the agreement at any time if the Company fails to maintain certain performance standards, and, subject to certain rights by the Company, may terminate without cause, effective no earlier than two years after commencement of operations, by providing 180 days notice to the Company.
                    The Company has ordered 20 50-seat Canadair regional jets from Bombardier Aerospace of
                    Montreal and 25 328JET feeder jets from Fairchild for this new venture. The Company has established a new subsidiary, Atlantic Coast Jet, Inc. ("ACJet"), d.b.a. Delta Connection, which is now in the application and approval process with the applicable federal agencies to obtain authority to conduct scheduled passenger air transportation of jet aircraft. Initial Delta Connection service to various destinations in the Northeast United States is expected to begin during the second quarter of 2000, subject to satisfactory resolution of regulatory requirements and other start-up considerations. The Company can make no assurances that its ACJet subsidiary will receive all necessary regulatory approvals by this date.

                    The Delta Connection Agreement requires the Company to obtain Delta's approval if it chooses to enter into a code-sharing arrangement with another carrier, lists its flights under any other code, or operate flights for any other carrier, except with respect to such arrangements with United or non-U.S. code-shares partners of United or in certain other circumstances. The Delta Connection Agreement does not prohibit Delta from competing, or from entering into agreements with other airlines who would compete, on routes served by the Company. The Delta Connection Agreement also restricts the ability of the Company to dispose of aircraft subject to the agreement without offering Delta a right of first refusal to acquire such aircraft, and provides that Delta may terminate the agreement if, among other things, the Company merges with or sells its assets to another entity, is acquired by another entity or if any person acquires more than a specified percentage of its stock.

                    The Company's pilots are represented by the Airline Pilots Association ("ALPA"), ACA's flight attendants are represented by the Association of Flight Attendants ("AFA"), and ACA's mechanics are represented by the Aircraft Mechanics Fraternal Association ("AMFA").

                    The ALPA collective bargaining agreement became amendable in February 2000 and the Company and ALPA began meetings on a new contract in February 2000. The ALPA agreement covers all pilots of the Company, including ACJet pilots.
                    As of December 31, 1999, approximately 31% of the Company's workforce were pilots.

                    ACA's collective bargaining agreement with AFA was ratified in October, 1998. The agreement is for a four year duration and becomes amendable in October 2002. ACJet has reached an agreement with AFA that its flight attendants will be represented by AFA, and has also agreed with AFA on the terms of a five year agreement covering ACJet flight attendants on terms substantially similar to the terms of the contract between ACA and AFA.

                    ACA's collective bargaining agreement with AMFA was ratified in June, 1998. The agreement is for a four year duration and becomes amendable in June 2002.

                    The Company believes that certain of the Company's unrepresented labor groups are from time to time approached by unions seeking to represent them. However, the Company has not received any official notice of organizing activity and there have been no representation applications filed with the National Mediation Board by any of these groups. The Company believes that the wage rates and benefits for non-union employee groups are comparable to similar groups at other regional airlines. The Company also believes that the incremental costs of union agreements presently under negotiation will not have a material effect on the Company's financial position or results of its operations for the year 2000.


       47        (g)Use of Estimates

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

                    Expendable parts and supplies are stated at the lower of cost or market, less an allowance for obsolescence of $318,000 and $428,000 as of December 31, 1998 and 1999, respectively. Expendable parts and supplies are charged to expense as they are used. Amounts charged to costs and expenses for obsolescence in 1997, 1998 and 1999 were $63,000, $86,000 and $110,000, respectively.

                 (i)Property and Equipment

                    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from five to sixteen and one half years. Capital leases and leasehold improvements are amortized over the remaining life of the lease.

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

                    The Company capitalizes interest related to the aircraft purchase deposits it has placed with the aircraft manufacturers. Amounts capitalized in 1998 and 1999 were $1.6 million and $1.8 million, respectively.

       48        (j)Preoperating Costs

                    Preoperating costs represent the cost of integrating new types of aircraft. Prior to 1999, such costs, which consist primarily of flight crew training and aircraft ownership related costs, were deferred and amortized over a period of four years on a straight-line basis.

                    During 1997 the Company capitalized approximately $2.1 million of these costs related to the introduction of the regional jet ("CRJ") into the Company's fleet. Accumulated amortization of preoperating costs at December 31, 1998 was $571,000. On January 1, 1999, the Company wrote-off the remaining unamortized preoperating costs balance of approximately $1.5 million, before income tax benefit of $598,000, in accordance with the implementation of Statement of Position 98-5 ("SOP 98-5"). Also, in accordance with SOP 98-5, $2.2 million of preoperating costs incurred during 1999 for the start up of ACJet were expensed as incurred.

                 (k)Intangible Assets

                    Goodwill of approximately $3.2 million, representing the excess of cost above the fair value of net assets acquired in the acquisition of ACA, is being amortized by the straight-line method over twenty years. The primary financial indicator used by the Company to assess the recoverability of its goodwill is undiscounted future cash flows from operations. The amount of impairment, if any, is measured based on projected future cash flows using a discount rate reflecting the Company's average cost of funds. Costs incurred to acquire slots are being amortized by the straight-line method over twenty years. Accumulated amortization of intangible assets at December 31, 1998 and 1999 was $1.3 million and $1.4 million, respectively.

                 (l)Maintenance

                    The Company's maintenance accounting policy is a combination of expensing certain events as incurred and accruing for certain maintenance events at rates it estimates will be sufficient to cover maintenance cost for the aircraft. For the J32 and J41 aircraft, the Company accrues for airframe component and engine repair costs on a per flight hour basis. For the CRJ aircraft, the Company accrued for the replacement of major engine life limited parts on a per cycle basis until July 1999. The Company accrues for auxiliary power units ("APU") costs on a per APU hour basis. All other maintenance costs are expensed as incurred.

                    During the third quarter of 1999, the Company executed a seven year engine services agreement with GE Engine Services, Inc. ("GE") covering the scheduled and unscheduled repair of ACA's CF34-3B1 jet engines operated on 43 CRJs already delivered or on order for the United Express operation. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown on a monthly basis to GE and GE assumes the responsibility to repair the engines when required at no additional expense to the Company, subject to certain exclusions. The Company expenses the amount due based on the monthly rates stipulated in the agreement, as engine hours are flown. The Company's future maintenance expense on CRJ engines covered under the new agreement will escalate based on contractual rate increases, intended to match the timing of actual maintenance events that are due pursuant to the terms. The Company has reached a similar agreement covering up to 55 Fairchild Dornier aircraft with the engine manufacturer.

                    During the third quarter, the Company reversed approximately $1.5 million in life limited parts repair expense accruals related to CRJ engines that are no longer required based on the maintenance services and terms contained in the GE engine maintenance agreement.

                 (m)Deferred Credits

                    The Company accounts for incentives provided by the aircraft manufacturers as deferred credits for leased aircraft. These credits are amortized on a straight-line basis as a reduction to lease expense over the respective lease term. The incentives are credits that may be used to purchase spare parts, pay for training expenses, satisfy aircraft return conditions or be applied against future rental payments.

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

       50        (o)Stock-Based Compensation

                    The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed under Accounting Principles Board (APB) No. 25. Under these principles, the Company records compensation expense for stock options and awards only if the exercise price is less than the fair market value of the stock on the measurement date.

                 (p)Income Per Share

                    Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which consist of shares subject to stock options computed using the treasury stock method. In addition, dilutive convertible securities are included in the denominator while interest on convertible debt, net of tax, is added back to the numerator.

                   A reconciliation of the numerator and denominator used in computing income per share is as follows (in thousands, except per share amounts):

                             1997          1998          1999
                         Basic  Dilut  Basic  Dilut  Basic  Dilut
                                 ed            ed            ed
Share calculation:
Average number of common
 shares outstanding      15,647  15,647 18,128  18,128   18,964  18,964
Incremental shares due
 to assumed exercise of       -     701      -     876       -      849
 options
Incremental shares due to
 assumed conversion of        -   3,164      -    3,182      -    2,202
 convertible debt
Weighted average common
 shares outstanding      15,647  19,512  18,128  22,186  18,964  22,015
       outstanding

Adjustments to net
 income:
Income before cumulative
 effect of accounting   $14,500 $14,500 $30,412 $30,412 $29,156 $29,156
 change
Interest expense on
 convertible debt,            -   1,187       -   1,202       -     831
 net of tax
Income before
 cumulative effect
 of accounting          $14,500 $15,687 $30,412 $31,614 $29,156  $29,987
 change available to
 common shareholders

Income per share
 before cumulative
 effect of accounting    $ 0.93  $ 0.80  $ 1.68  $ 1.42  $ 1.54  $ 1.36
 change

                 (q)Reclassifications

                    Certain   prior   year  amounts  as   previously
                    reported have been reclassified to conform to the current year presentation.

                 (r)Interest rate hedges

                    The Company has periodically used swaps to hedge the effects of fluctuations in interest rates associated with aircraft financings. These transactions meet the requirements for current hedge accounting. The effective portions of hedging gains and losses resulting from the interest rate swap contracts are deferred until the contracts are settled and then amortized over the aircraft lease term or capitalized as part of acquisition cost, if purchased, and depreciated over the life of the aircraft. The ineffective portions of hedging gains and losses are recorded as incurred.

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

2.  Property     Property and equipment consist of
and              the following:
     Equipment
                 (in thousands)
                 December 31,
                                                      1998      1999
                 Owned aircraft and improvements  $ 58,912  $ 92,868
                 Improvements to leased aircraft     4,949     5,005
                 Flight equipment, primarily        29,060    41,285
                    rotable spare parts
                 Maintenance and ground equipment    5,850     7,426
                 Computer hardware and software      2,408     4,804
                 Furniture and fixtures                753       957
                 Leasehold improvements              2,144     3,191
                      Subtotal                     104,076   155,536
                 Less:  Accumulated depreciation    14,110    22,376
                    and amortization
                                                  $ 89,966 $ 133,160

                   In   1999,   the  Company  commenced  a  replacement
                project  of  its  computer  software  systems.   The
                Company     anticipates    spending    approximately
                $7 million on this project, the majority of which will be capitalized and amortized over five years.
                In   1999,   the   Company  expensed   approximately
                $400,000 related to replacement software selection and capitalized $2.3 million in acquisition and implementation costs.

3.  Accrued        Accrued liabilities consist of the
     Liabilities      following:

                (in thousands)
                   December 31,
                                                     1998     1999
                Payroll and employee benefits     $  9,597 $ 10,482
                Air traffic liability                  516      723
                Interest                             1,061    1,442
                Aircraft rents                       2,118    1,526
                Passenger related expenses           3,233    7,980
                Maintenance costs                    3,866    3,016
                Fuel                                 2,260    3,964
                Other                                3,679    6,719
                                                  $ 26,330 $ 35,852

4.  Debt        In February 1999, the Company entered into an asset-
                based   lending   agreement  with   two   financial
                institutions that provides the Company with  a  $15
                million bridge loan for the construction of the regional terminal at Washington-Dulles and a line of credit for up to $35 million depending on the amount of assigned ticket receivables and the value of certain rotable spare parts. The $35 million line of credit replaces a previous $20 million line of credit and will expire on September 30, 2000, or upon termination of the United Express marketing agreement, whichever is sooner. The interest rate on this line is LIBOR plus .75% to 1.75% depending on the Company's fixed charges coverage ratio.

                During 1999, the Company borrowed $7.8 million on the bridge loan and provided funding to the Metropolitan Washington Airports Authority ("MWAA") for the construction of the regional terminal of $12.5 million. In May 1999, MWAA paid the Company $7.8 million, and the Company repaid its borrowings on the bridge loan. As of December 31, 1999 there are no outstanding borrowings on the bridge loan. A note receivable from MWAA of $4.7 million is recorded at December 31, 1999. No additional amounts were drawn on the bridge loan for this additional $4.7 million funding. However, the Company may do so in the future as desired.

                The Company has pledged approximately $2.9 million of the $35 million line as collateral for letters of credit issued on behalf of the Company. At December 31, 1999, the Company's remaining available borrowing limit was approximately $19.8 million. There was no balance outstanding under the line of credit at December 31, 1998 or December 31, 1999.

                In July 1997, the Company issued $57.5 million aggregate principal amount of 7% Convertible Subordinated Notes due July 1, 2004 ("the Notes"). The Notes are convertible into 6.4 million shares of Common Stock, $9 per share, (after giving effect to the stock split on May 15, 1998) subject to certain adjustments. Interest on the Notes is payable on April 1 and October 1 of each year. The Notes are redeemable by the Company, in whole or in part, at any time on or after July 1, 2000, on at least 15 days notice, at the redemption prices set forth in the Indenture dated July 2, 1997, in each case, together with accrued interest. The Notes are unsecured and subordinated in right of payment in full to all existing and future Senior Indebtedness as defined in the Indenture. The holders of the Notes have certain registration rights with respect to the Notes and the underlying Common Stock.

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

                Long-term debt consists of the
         following:
      (in thousands)                                    1998       1999
      December 31,
      Convertible subordinated notes, principal
         due July 1, 2004, interest payable in
         semi-annual installments on the             $19,820    $19,820
         outstanding principal with interest at
         7%, unsecured.

      Equipment Notes associated with Pass
         Through Trust Certificates, due
         January 1, 2008 and January 1,
         2010, principal payable annually through
         January 1, 2006 and semi-annually            15,388     14,346
         thereafter through maturity, interest
         payable semi-annually at 7.49%
         throughout term of notes, collateralized
         by four J-41 aircraft.

      Notes payable to supplier, due December
         1999, principal and interest payable in
         monthly installments of $14,027, with           161          -
         interest at 8%, collateralized by flight
         equipment, spare engines and parts, and
         ground equipment.

      Notes payable to supplier, due between May
         15, 2000 and January 15, 2001, principal      1,839        621
         payable monthly with interest of 6.74%
         and 7.86%, unsecured.

      Notes payable to institutional lenders, due
         between October 23, 2010 and May 15,
         2015, principal payable semiannually         25,556     53,629
         with interest ranging from 5.65% to
         7.63% through maturity, collateralized
         by four CRJ aircraft.

      Note payable to institutional lender, due
         October 2, 2006, principal payable            3,975      3,586
         semiannually with interest at 6.56%,
         collateralized by one J41 aircraft.

      Total                                           66,739     92,002
      Less:  Current Portion                           3,450      4,758
                                                     $63,289    $87,244

                As of December 31, 1999, maturities of long-term debt are as follows:
                (in thousands)

                2000                                    $ 4,758
                2001                                      4,344
                2002                                      4,639
                2003                                      4,900
                2004                                     24,973
                Thereafter                               48,388
                       Total                            $92,002

                The Company has various financial covenant requirements associated with its debt and United marketing agreements. These covenants require meeting certain financial ratio tests, including tangible net worth, net earnings, current ratio and debt service levels.

5.  Obligations The    Company    leases   certain   equipment    for
    Under       noncancellable terms of more than one year.  The  net
    Capital book value of the equipment under capital leases at Leases December 31, 1998 and 1999, is $3.0 million and $7.2 million,  respectively.  The leases were  capitalized
                at  the  present  value of the lease  payments.   The
                weighted average interest rate for these leases is approximately 8 %.

                 At December 31, 1999, the future minimum payments, by year and in the aggregate, together with the present value of the net minimum lease payments, are as follows:

                  (in thousands)
                Year Ending December 31,
                 2000                                        $  2,240
                 2001                                           2,014
                 2002                                           1,919
                 2003                                           1,723
                 2004                                             772
                 Future minimum lease payments                  8,668
                 Amount representing interest                   1,498
                 Present value of minimum lease                 7,170
                  payments
                 Less:  Current maturities                      1,627
                                                             $  5,543

6.  Operating    Future  minimum  lease payments under  noncancellable
     Leases      operating leases at December 31, 1999 are as follows:

                 (in thousands)
                Year ending December 31,   Aircraft   Other     Total
                2000                     $54,109    $ 3,856  $ 57,965
                2001                      52,160      3,430    55,590
                2002                      51,249      3,233    54,482
                2003                      49,576      2,935    52,511
                2004                      49,248      2,872    52,120
                Thereafter               335,311     34,091   369,402
                  Total  minimum
                  lease payments        $591,653    $50,417  $642,070

                 Certain of the Company's leases require aircraft to be in a specified maintenance condition at lease termination or upon return of the aircraft.

                 The Company's lease agreements generally provide that
                the Company pay taxes, maintenance, insurance and other operating expenses applicable to leased assets. Operating lease expense related to aircraft was $29.6 million; $36.7 million; and $45.2 million for the
                years   ended  December  31,  1997,  1998  and  1999,
                respectively.

7.  Stockholders'  Stock Split
       Equity
                On April 14, 1998, the Company declared a 2-for-1 stock split payable as a stock dividend on May 15, 1998. The stock dividend was contingent on shareholder approval to increase the number of authorized Common Shares from 15,000,000 to 65,000,000 shares. Shareholder approval was obtained on May 5, 1998. The effect of this stock split is reflected in the calculation of income per share and in the stock option table presented below as of and for the years ended December 31, 1997, 1998 and 1999, respectively.

                Stock Option Plans

                The Company has two nonqualified stock option plans which provide for the issuance of options to purchase common stock of the Company to certain employees and directors of the Company. Under the plans, options are granted by the compensation committee of the board of directors and vest over a period ranging from less than one year to five years.

                In 1998, the Company's shareholders approved the addition of one million shares to the Company's stock based compensation plans.

                A summary of the status of the Company's stock options awarded as of December 31, 1997, 1998 and 1999 and changes during the periods ending on those dates is presented below:

                           1997             1998            1999
                               Weight          Weight           Weight
                              average         average          average
                      Shares exercise Shares  exercise  Shares exercise
                               price           price            price
Options outstanding at
beginning of year   1,916,784 $3.16 2,056,922  $5.14  1,759,899  $ 7.95
Granted               684,000 $8.91   539,000 $19.42    735,000  $22.88
Exercised             481,194 $2.60   572,023  $4.33    241,389  $ 6.69
Canceled               62,668 $5.45   264,000 $17.25     93,767  $20.60
Options outstanding 2,056,922 $5.14 1,759,899  $7.95  2,159,743  $12.63
 at end of year

Options exercisable   916,568 $2.27   872,878  $3.88  1,160,206  $ 6.05
 at year-end
Options available   1,028,182         653,182            27,334
 for granting at
 at year-end
Weighted-average fair
  value of options      $6.49          $11.88            $14.57
  granted during the
  year

                The Company awarded a total of 100,000 shares of restricted stock to certain employees during 1998. These shares vest over three years. The Company recognized $281,000 and $343,000 in compensation expense for 1998 and 1999 respectively, associated with these restricted stock awards and $293,000 and $94,000 for 1998 and 1999 respectively, associated with stock option awards. No such expense was recognized in the year ended 1997.

                The following table summarizes information about stock options outstanding at December 31, 1999:

                         Options Outstanding      Options Exercisable
                              Weighted-
                     Number    average  Weighted-  Number    Weighted-
                    outstand  remainin   average  exercisa   average
Range of exercise    ing at       g     exercise     ble     exercise
      price         12/31/99  contract    price   12/31/99    price
                              ual life
                               (years)
$0.00  -  $3.23      484,300        2.9  $  1. 14   484,300   $  1.14
$3.23  -  $6.45      229,764        6.4   $  5.22   229,764   $  5.22
$6.45  -  $9.68      311,905        7.2   $  7.57   187,571   $  7.62
$9.68  - $12.90      197,607        7.8   $11. 10   116,938    $11.12
$12.90 - $16.13       85,000        8.7    $14.43    83,333    $14.41
$16.13 - $19.35       54,667        8.1    $17.25    25,200    $17.25
$19.35 - $22.58      265,000        9.6    $20.07         -         -
$22.58 - $25.80      448,500        9.1    $24.45    17,500    $24.35
$25.80 - $32.25       83,000        8.4    $30.19    15,600    $30.21
                   2,159,743        7.0    $12.63 1,160,206   $  6.05


                The Company uses the Black-Scholes option model to estimate the fair value of options. A risk-free interest rate of 5.8%, 4.73% and 6.61% for 1997, 1998 and 1999, respectively, a volatility rate of 50%, 55% and 65% for 1997, 1998 and 1999, respectively, with an expected life of 7.5 years for 1997, 6.5 years for 1998, and 6.7 years for 1999 was assumed in estimating the fair value. No dividend rate was assumed for any of the years.

                The following summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value. The proforma information disclosed below does not include the impact of awards made prior to January 1, 1995 (in thousands, except per share data):

                      1997            1998              1999
                  As      Pro     As       Pro      As      Pro
               Reported   Forma  Reported   Forma  Reported   Forma
 Net Income  $ 14,500  $ 13,436 $ 30,412 $ 27,201 $ 28,268  $ 23,931

 Basic earnings
  per share     $ 0.93    $ 0.86   $ 1.68    $ 1.50   $ 1.49    $ 1.26


 Diluted earnings
  per share     $ 0.80    $ 0.75   $ 1.42    $ 1.28   $ 1.32    $ 1.12



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

8.  Employee   Employee Stock Ownership Plan
    Benefit
    Plans      The  Company  established an Employee  Stock  Ownership
               Plan   (the   "ESOP")   covering   substantially    all
               employees. For each of the years 1992 through 1995, the Company made contributions to the ESOP which were used in part to make loan and interest payments.
               Shares of common stock acquired by the ESOP were allocated to each employee based on the employee's annual compensation.

               Effective June 1, 1998, the Board of Directors of the Company voted to terminate the Plan. On March 15, 1999, the Internal Revenue Service issued a determination letter notifying the Company that the termination of the Plan does not adversely affect the Plan's qualification for federal tax purposes. Upon termination of the Plan, a participant becomes 100% vested in his or her account. In preparing for the final distribution of ESOP shares to participants, it was determined that a misallocation of shares had occurred in years 1993 through 1997 resulting in certain eligible participants not receiving some of their entitled shares. The Company contributed the required number of additional shares to the ESOP during the second and third quarters of 1999 when the final calculation was determined and recognized approximately $250,000 in expense. The Company has filed a request for a compliance statement under the IRS's Voluntary Compliance Resolution Program to obtain Service approval of the Company's response to the share misallocation issue. In September 1999, the ESOP trustee distributed the ESOP assets per participant's direction. The ESOP will continue until all participants are located and any remaining assets are properly distributed. The number of shares remaining in the Plan as of December 31, 1999 is 32,650.

               401K Plan

               Effective January 1, 1992, the Company adopted a 401(k) Plan (the "Plan"). The Plan covers substantially all full-time employees who meet the Plan's eligibility requirements. Employees may elect a salary reduction contribution of up to 15% of their annual compensation not to exceed the maximum amount allowed by the Internal Revenue Service.

               Effective October 1, 1994, the Plan was amended to require the Company to make contributions to the Plan for eligible pilots in exchange for certain concessions. These contributions are in excess of any discretionary contributions made for the pilots under the original terms of the plan. These contributions are 100% vested and equal to 3% of the first $15,000 of each eligible pilot's compensation plus 2% of compensation in excess of $15,000. The plan limits the Company's contributions for the pilots to 15% of the Company's adjusted net income before extraordinary items for such plan year. The Company's obligations to make contributions with respect to all plan years in the aggregate is limited to $2.5 million. Contribution expense was approximately $445,000, $552,000, and $640,000 for 1997, 1998 and 1999,
               respectively.

               Effective June 1, 1995, April 1, 1997, and October 1, 1998, the Plan was amended to allow the Company to make a discretionary matching contribution for non-union employees, pilots and mechanics, respectively, equal to 25% of salary contributions up to 4% of total compensation. The Company's matching contribution, if any, vests ratably over five years. Contribution expense was approximately $133,000, $235,000 and $303,000 for 1997, 1998 and 1999, respectively.

               Profit Sharing Programs

               The Company has profit sharing programs which result in periodic payments to all eligible employees. Profit sharing compensation, which is based on attainment of certain performance and financial goals, was approximately $3.6 million, $3.9 million, and $4.5 million in 1997, 1998 and 1999, respectively.

   9.  Income   The  provision (benefit) for income taxes includes the
       Taxes         following components:

                (in thousands)

                Year Ended December 31,
                                            1997     1998        1999
                Federal:
                     Current             $ 7,342   $ 13,580   $ 10,420
                     Deferred              1,907      3,591      5,602
                Total federal provision    9,249     17,171     16,022
                State:
                     Current               2,545      3,161      1,993
                     Deferred                545        801        304
                Total state provision      3,090      3,962      2,297
                Total provision on
                 income   before
                 accounting change        12,339     21,133     18,319
                Income tax benefit
                 due to change in
                 accounting method             -         -        (598)
                Total provision         $ 12,339   $ 21,133   $ 17,721

                A   reconciliation  of  income  tax  expense  at   the
                applicable federal statutory income tax rate of 35% to the tax provision recorded is as follows:

                (in thousands)
                Year ended December 31,
                                            1997       1998      1999
                Income tax expense
                    at statutory rate    $ 9,394     $18,041   $16,616
                Increase (decrease)
                in tax expense due to:
                   Permanent differences     937        517        89
                     and other
                   State income taxes,
                     net of federal        2,008      2,575     1,614
                     benefit
                Income tax expense       $12,339    $21,133   $18,319

                Deferred income taxes result from temporary differences which are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than for financial reporting purposes.

                The following is a summary of the Company's deferred income taxes as of December 31, 1998, and 1999:

                 (in thousands)
                 December 31,
                                                      1998       1999
                 Deferred tax assets:
                      Engine maintenance        $   1,268     $   751
                       accrual
                      Intangible assets               934         900
                      Air traffic liability           503         564
                      Allowance for bad debts         146         369
                      Deferred aircraft rent          530         323
                      Deferred credits              2,335       3,166
                      Accrued vacation                534         716
                      Other                           582       1,278
                   Total deferred tax assets        6,832       8,067

                 Deferred tax liabilities:
                     Depreciation and              (9,756)    (17,595)
                     amortization
                     Preoperating costs              (596)           -
                     Other                           (184)        (81)
                   Total deferred tax             (10,536)    (17,676)
                       liabilities
                 Net deferred income tax
                 assets (liabilities)            $ (3,704)   $ (9,609)

                 No valuation allowance was established in either 1998 or 1999 as the Company believes it is more likely than not that the deferred tax assets can be realized.

                 The Tax Reform Act of 1986 enacted an alternative minimum tax ("AMT") system, generally effective for taxable years beginning after December 31, 1986. The Company is not subject to alternative minimum tax for the years ended December 31, 1998 and 1999. An AMT tax credit carryover of approximately $564,000 was fully utilized in 1997.

10.              Aircraft
   Commitments
   and
                 The Company has firm orders for 42 CRJs in addition Contingencie to the 24 previously delivered as of December 31,
   s 1999, and options for an additional 27 CRJs. The delivery schedule for the 42 firm orders is as follows: 14 in 2000, 18 in 2001, and ten in 2002.
                 Twenty-two of the 42 firm ordered CRJs are for the United Express operation, and 20 are for the Delta Connection operation. The Company is obligated to purchase and finance (including leveraged leases) the 42 firm ordered aircraft at an approximate capital cost of $775 million.

                 The Company also has a firm order for 25 328JET feeder jet aircraft and a conditional order for 15 328JET and 40 428JET feeder jet aircraft, and options for an additional 85 feeder jet aircraft, from Fairchild Aerospace Corporation. The delivery schedule for the 25 firm orders for the Delta Connection operation is as follows: fourteen in 2000 and eleven in 2001. The value of the aircraft on firm order is approximately $275 million and the value of the aircraft in the conditional order (excluding the option aircraft) is approximately $700 million. The Company requires United's approval to operate more than 46 jet aircraft as United Express. The conditional portion of the Fairchild order is contingent on the Company receiving United's approval to operate the feeder jets as United Express. The Company at its option may waive the condition and enter into commitments for firm delivery positions under the Fairchild agreement.

                 As previously announced, the Company is exploring alternatives to accelerate the retirement of its fleet of 28 leased 19 seat J-32 aircraft. The Company tentatively plans to remove as many as six J-32s from ACA's fleet during 2000 and the remainder in 2001. As of December 31, 1999, the Company had J-32 operating lease commitments with remaining lease terms ranging from one to six years and related minimum lease payments of approximately $43 million. The Company has not yet finalized its analysis of a phase-out plan, including quantification of any one-time fleet rationalization charge.

                 Training

                 The Company has entered into agreements with Pan Am International Flight Academy ("PAIFA") for the Company to train CRJ, J-41 and J-32 pilots at PAIFA's facility near Washington-Dulles. In 1999 PAIFA acquired the existing training facility where the Company has been conducting J-41 and J-32 training, and added a CRJ simulator at the facility in December 1999. The Company has committed to purchase an annual minimum number of CRJ and J-41 simulator training hours at agreed rates, with commitments extending ten and three years, respectively.

                 At  December 31, 1999, the Company's minimum payment
                 obligations  under  the  PAIFA  agreements  are   as
                 follows:

                 (in thousands)
                 Year ended December 31,
                 2000                         $4,028
                 2001                          3,611
                 2002                          3,631
                 2003                          1,371
                 2004                          1,391
                 Thereafter                    6,066
                                            $ 20,098

                 Derivative Financial Instruments

                 The Company has periodically entered into a series of put and call contracts as an interest rate hedge designed to limit its exposure to interest rate changes on the anticipated issuance of permanent financing relating to the delivery of the CRJ aircraft. During 1998 and 1999, the Company settled eight and seven hedge transactions, respectively, paying the counterparty $3.0 million in 1998 and receiving $119,000 in 1999. In 1999, the Company recognized a gain of $211,000 on the settlement of one contract representing the ineffective portion of a hedge. At December 31, 1999 the Company had three interest rate swap  contracts
                 open with an aggregate notional amount of $23 million to hedge its exposure by approximately 44%, to interest rate changes until permanent financing for three CRJ aircraft scheduled for delivery in March, April and May 2000, is secured. The Company would have received from the counterparty approximately $247,000 had the three swap contracts settled on December 31, 1999.

                 In October 1999, the Company entered into commodity swap transactions to hedge price changes on approximately 13,300 barrels of crude oil per month for the period April to June 2000, and on approximately 23,300 barrels of crude oil per month for the period July through September 2000. The contracts provide for an average fixed price equal to approximately 52.6 cents per gallon for the second quarter of 2000 and 51 cents per gallon for the third quarter of 2000. With these transactions and taking into account that Delta Air Lines, Inc. bears the economic risk of fuel price fluctuations for future fuel requirements associated with the Delta Connection program, the Company has hedged approximately 14% of its anticipated jet fuel requirements for the second quarter 2000; 27% for the third quarter 2000; and 18%, for the fourth quarter of 2000. Had the commodity swap transactions settled on December 31, 1999, the Company would have recognized a reduction of approximately $597,000 in fuel expense.

 11.  Litigation The Company is a party to routine litigation and  to
                 FAA civil action proceedings, all of which are incidental to its business, and none of which the Company believes are likely to have a material effect on the Company's financial position or the results of its operations.

 12.  Financial  Statement  of  Financial  Accounting  Standards  No.
                 107,   "Disclosure  of  Fair  Value   of   Financial
   Instruments   Instruments"  requires the disclosure  of  the  fair
                 value   of  financial  instruments.  Some   of   the
                 information   used  to  determine  fair   value   is
                 subjective  and  judgmental  in  nature;  therefore,
                 fair    value   estimates,   especially   for   less
                 marketable   securities,  may  vary.   The   amounts
                 actually   realized  or  paid  upon  settlement   or
                 maturity could be significantly different.

                 Unless quoted market price indicates otherwise, the fair values of cash and cash equivalents, short term investments, accounts receivable and accounts payable generally approximate market because of the short maturity of these instruments. The Company has estimated the fair value of long term debt based on quoted market prices, when available, or by discounted expected future cash flows using current rates offered to the Company for debt with similar maturities.

                  The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows (brackets denote liability):

                  (in            December 31, 1998  December 31, 1999
                  thousands)
                                          Estimated CarryingEstimated
                                 Carrying Fair      Amount  Fair
                                          Value             Value
                                 Amount
                 Cash and cash
                   equivalents   $64,412  $ 64,412 $ 57,447  $ 57,447
                 Short-term
                   investments        63        63        -         -
                  Accounts        30,210    30,210   32,518    32,518
                  receivable
                  Accounts        (5,262)   (5,262)  (5,343)   (5,343)
                  payable
                  Long-term debt (66,739) (101,975) (92,002) (124,484)

                  See note 10 for information regarding the fair value of derivative financial instruments.

13.               Supplemental disclosures of cash flow
   Supplemental   information:
   Cash Flow                          Year ended
   Information                       December 31,
                                    (in thousands)
                                           1997     1998       1999
                   Cash paid during the
                     period for:
                        - Interest       $1,778    $3,665     $4,532
                        - Income taxes    5,767    15,426      8,193
                                                                                    15,426

                  The following non cash investing and financial activities took place in 1997, 1998 and 1999:

                  In 1997, the Company acquired $2.9 million in rotable parts, spare engines, market planning software and other fixed assets and expendable parts under capital lease obligations and through the use of manufacturers credits.

                  In November 1997, the Company received $4.3 million in additional manufacturers credits pursuant to the terms of aircraft agreements of which $261,000 was received in cash by the end of 1997.

                  In   September  and  December  1998,  the   Company
                  received  $352,000 of manufacturers  credits  which
                  were applied against the purchase price of two CRJs
          65      purchased  in  1998  from  the  manufacturer.   The
                  credits will be utilized primarily through the purchase of rotable parts and other fixed assets, expendable parts, and pilot training.

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

                  On September 29, and November 19, 1998 the Company issued long-term promissory notes for $12.7 million and $12.9 million respectively, for the acquisition of two new CRJ aircraft. The promissory notes mature on March 29, 2015 and May 19, 2015 respectively, and are collateralized by the CRJ aircraft delivered with principal and interest, at rates of 5.65% and 5.88%, payable on a semiannual basis through maturity.

                  In 1998, the Company capitalized $1.6 million in interest related to a $15 million deposit with a manufacturer.

                  During 1999, the Company received $755,000 of manufacturers credits which were applied against the purchase price of the two CRJs purchased in 1999 from the manufacturer. The credits will be utilized primarily through the purchase of rotable parts and other fixed assets, expendable parts, and pilot training.

                  On April 23, and October 5, 1999 the Company issued long-term promissory notes for $14.7 million and $14.8 million respectively, for the acquisition of two new CRJ aircraft. The promissory notes mature on October 23, 2010 and October 5, 2011 respectively, and are collateralized by the CRJ aircraft delivered with principal and interest, at rates of 6.62% and 7.63%, payable on a semiannual basis through maturity.

                  In 1999, the Company capitalized $1.8 million in interest related to $38.7 million on deposit with aircraft manufacturers.

   14. Recent In June 1998, the FASB issued Statement No. 133, Accounting "Accounting for Derivative Instruments and Hedging Pronouncements Activities." This Statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings.

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


15.  Selected     (in thousands, except per share amounts)
   Quarterly
   Financial
   Data
   (Unaudited)
                                     Quarter Ended
                       March 31,    June 30,   September December 31,
                            1999        1999         30,         1999
                                                    1999
   Operating revenues    $73,004     $92,397     $91,022      $90,943
   Operating income        5,677      18,501      14,531       10,583
   Net income              2,875 1    11,068       8,351        5,974
   Net income per share
      Basic             $   0.15    $   0.58    $   0.45     $   0.32
      Diluted           $   0.14    $   0.51    $   0.40     $   0.29
   Weighted average
   shares outstanding
      Basic               19,445      19,177      18,655       18,593
      Diluted             22,613      22,224      21,632       21,577


                                     Quarter Ended
                     March 31,     June 30,    September 30,  December 31,
                        1998         1998          1998          1998
   Operating revenue   $58,055     $75,759        $78,100      $78,026
   Operating income      5,875      17,358         17,055       12,403
   income
   Net income            2,983       9,092         10,613        7,725
   Net income per share
      Basic           $   0.20    $   0.48       $   0.55     $   0.40
      Diluted         $   0.16    $   0.42 2     $   0.49     $   0.36
   Weighted average
   shares outstanding
      Basic             15,162      18,805         19,198       19,288
      Diluted           22,034      22,246         22,244       22,289

   1 Includes the $888,000, net of income taxes, charge for the cumulative effect of an accounting change. Without this charge, basic and diluted income per share would have been $0.19 and $0.18, respectively.
   2 Excluding a non-cash, non-operating charge to earnings during the second quarter of 1998 of $1.4 million representing the fair value of the additional shares distributed upon conversion

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None to report.



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

          3.   Exhibits

Exhibit
Number                Description of Exhibit

3.1  (note 6)    Restated Certificate of Incorporation of the Company.
3.2  (note 6)    Restated By-laws of the Company.
4.1  (note 4)    Specimen Common Stock Certificate.
4.2  (note 11)   Stockholders' Agreement, effective as of October 15,
                 1991, among the Company, the stockholders and the holder
                 of warrants of the Company named on the signature pages
                 thereto and a trust established pursuant to the Atlantic
                 Coast Airlines, Inc. Employee Stock Ownership Plan,
                 together with Amendment and Second Amendment thereto
                 dated as of February 24, 1992 and May 1, 1992
                 respectively.
4.3  (note 11)   Registration Rights Agreement, dated as of September 30,
                 1991, among the Company and the stockholders named on
                 the signature pages thereto (the "Stockholders
                 Registration Rights Agreement").
4.4  (note 11)   Form of amendment to the Stockholders Registration
                 Rights Agreement.

4.17  (note 8)   Indenture, dated as of July 2, 1997, between the Company
                 and First Union National Bank of Virginia.
4.18  (note 9)   Registration Rights Agreement, dated as of July 2, 1997,
                 by and among the Company, Alex. Brown & Sons
                 Incorporated and the Robinson-Humphrey Company, Inc.
4.19 (note 5)    Rights Agreement between Atlantic Coast Airlines
                 Holdings, Inc. and Continental Stock Transfer & Trust
                 Company dated as of January 27, 1999.
10.1  (note 11)  Atlantic Coast Airlines, Inc. 1992 Stock Option Plan.
10.2  (note 9)   Restated Atlantic Coast Airlines, Inc. Employee Stock
                 Ownership Plan, effective October 11, 1991, as amended
                 through December 31, 1996.
10.4  (note 9)   Restated Atlantic Coast Airlines 401(k) Plan, as amended
                 through February 3, 1997.
10.4(a) (note 7) Amendment to the Atlantic Coast Airlines 401(k) Plan effective May 1, 1997
10.6 (notes 11 & 12)                                            United
                 Express Agreement, dated October 1, 1991, among United
                 Airlines, Inc., Atlantic Coast Airlines and the Company,
                 together with Amendment No. 1, dated as of April 1,
                 1993.
10.6(a) (note 7) Third Amendment to United Express Agreement, dated March
                 3, 1998, among United Airlines, Inc., Atlantic Coast
                 Airlines and the Company.
10.6(b) (notes 4 & 12)                                          Fourth
                 Amendment to the United Express Agreement, dated
                 December 11, 1998, among United Airlines, Inc., Atlantic
                 Coast Airlines and the Company.
10.7 (notes 11 & 12)                                            Agreement
                 to Lease British Aerospace Jetstream-41 Aircraft, dated
                 December 23, 1992, between British Aerospace, Inc. and
                 Atlantic Coast Airlines.
10.8 (notes 2 & 13)                                             Delta
                 Connection Agreement, dated as of September 9, 1999
                 among Delta Air Lines, Inc., Atlantic Coast Airlines
                 Holdings, Inc. and Atlantic Coast Jet, Inc.
10.12(a)  (notes 1 & 14)                                        Amended
                 and Restated Severance Agreement, dated as of December
                 28, 1999, between the Company and Kerry B. Skeen.
10.12(b) (notes 1 & 14)                                         Amended
                 and Restated Severance Agreement, dated as of December
                 28, 1999, between the Company and Thomas J. Moore.
10.12(c) (notes 1 & 14)  Form of Severance Agreement substantially similar to agreements with Richard J. Surratt and with Michael
                 S. Davis, both restated as of December 28, 1999.
10.12(d) (notes 3 & 14)  Executive Officer Note.
10.13(a)  (note 9)                                              Form of
                 Indemnity Agreement. The Company has entered into
                 substantially identical agreements with the individual
                 members of its Board of Directors.
10.21  (note 10) Acquisition Agreement, dated as of December 30, 1994, by and among Jetstream Aircraft, Inc., JSX Capital
                 Corporation, and Atlantic Coast Airlines.
10.21(a)  (note 9)                                              Amendment
                 Number One to Acquisition Agreement, dated as of June
                 17, 1996, by and among Jetstream Aircraft, Inc., JSX
                 Capital Corporation, and Atlantic Coast Airlines.
10.23  (note 4)  Amended and Restated Loan and Security Agreement dated
                 February 8, 1999 between Atlantic Coast Airlines and
                 Fleet Capital Corporation.
10.24  (note 4)  Stock Incentive Plan of 1995, as amended as of May 5,
                 1998.
10.25(a)  (note 4)                                              Form of
                 Incentive Stock Option Agreement.  The Company enters
                 into this agreement with employees who have been granted
                 incentive stock options pursuant to the Stock Incentive
                 Plans.
10.25(b)  (notes 4 & 14)                                        Form of
                 Incentive Stock Option Agreement.  The Company enters
                 into this agreement with corporate officers who have
                 been granted incentive stock options pursuant to the
                 Stock Incentive Plans.
10.25(c) (notes 4 & 14)                                         Form of
                 Non-Qualified Stock Option Agreement. The Company enters
                 into this agreement with employees who have been granted
                 non-qualified stock options pursuant to the Stock
                 Incentive Plans.
10.25(d) (notes 4 & 14)                                         Form of
                 Non-Qualified Stock Option Agreement. The Company enters
                 into this agreement with corporate officers who have
                 been granted non-qualified stock options pursuant to the
                 Stock Incentive Plans.
10.25(e) (notes 4 & 14)                                         Form of
                 Restricted Stock Agreement. The Company entered into
                 this agreement with corporate officers who were granted
                 restricted stock pursuant to the Stock Incentive Plans.
10.27  (notes 1 & 14)                                           Form of
                 Split Dollar Agreement and Agreement of Assignment of
                 Life Insurance Death Benefit as Collateral.  The Company
                 has entered into substantially identical agreements with
                 Kerry B. Skeen, Thomas J. Moore, Michael S. Davis and
                 Richard J. Surratt.
10.31  (note 14) Summary
                 of Senior Management Incentive Plan. The Company has
                 adopted a plan as described in this exhibit for 2000 and
                 for the three previous years.
10.32  (note 14) Summary
                 of Management Incentive Plan and Share the Success
                 Program.  The Company has adopted plans as described in
                 this exhibit for 2000 and for the three previous years.
10.40A (notes 4 & 12)                                           Purchase
                 Agreement between Bombardier Inc. and Atlantic Coast
                 Airlines Relating to the Purchase of Canadair Regional
                 Jet Aircraft dated January 8, 1997, as amended through
                 December 31, 1998.
10.40A(1) (notes 2 & 13)                                        Contract
                 Change Orders No. 13, 14, and 15, dated April 28, 1999,
                 July 29, 1999, and September 24, 1999, respectively,
                 amending the Purchase Agreement between Bombardier Inc.
                 and Atlantic Coast Airlines relating to the purchase of
                 Canadair Regional Jet Aircraft dated January 8, 1997.
10.41 (notes 2 & 13)                                            Purchase
                 Agreement between Bombardier Inc. and Atlantic Coast
                 Airlines relating to the Purchase of Canadair Regional
                 Jet Aircraft dated July 29, 1999, as amended through
                 September 30, 1999.
10.45 (note 3)   Aircraft Purchase Agreement between Dornier Luftfahrt
                 GmbH and Atlantic Coast Airlines dated effective March
                 31, 1999.
10.45(1) (note 2)First Amendment dated effective September 10, 1999, to the Aircraft Purchase Agreement between Dornier
                 Luftfahrt GmbH and Atlantic Coast Airlines dated effective March 31, 1999.
10.50(a) (note 7)Form of Purchase Agreement, dated September 19, 1997, among the Company, Atlantic Coast Airlines, Morgan
                 Stanley & Co. Incorporated and First National Bank of
                 Maryland, as Trustee.
10.50(b) (note 7)Form of Pass Through Trust Agreement, dated as of
                 September 25, 1997, among the Company, Atlantic Coast
                 Airlines, and First National Bank of Maryland, as
                 Trustee.
10.50(c) (note 7)Form of Pass Through Trust Certificate.

10.50(d) (note 7)Form of Participation Agreement, dated as of September
                 30, 1997, Atlantic Coast Airlines, as Lessee and Initial
                 Owner Participant, State Street Bank and Trust Company
                 of Connecticut, National Association, as Owner Trustee,
                 the First National Bank of Maryland, as Indenture
                 Trustee, Pass-Through Trustee, and Subordination Agent,
                 including, as exhibits thereto, Form of Lease Agreement,
                 Form of Trust Indenture and Security Agreement, and Form
                 of Trust Agreement.
10.50(e) (note 7)Guarantee, dated as of September 30, 1997, from the
                 Company.
10.80 (note 7)   Ground Lease Agreement Between The Metropolitan
                 Washington Airports Authority And Atlantic Coast
                 Airlines dated as of June 23, 1997.
10.85 (note 4)   Lease Agreement Between The Metropolitan Washington
                 Airports Authority and Atlantic Coast Airlines, with
                 amendments as of  January 1, 1999.
10.90 (notes 7 & 12)                                            Schedules
                 and Exhibits to ISDA Master Agreement between the Company and Bombardier Inc. dated as of July 11, 1997
                 (the Company entered into substantially similar arrangements for interest rate hedges that are presently outstanding).
21.1             Subsidiaries of the Company.
23.1             Consent of KPMG LLP.
27.1             Financial Data Schedule.


Notes

(1) To be filed by amendment as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(2) Filed as Exhibit to the Quarterly Report on Form 10-Q for the three month period ended September 30, 1999.
(3) Filed as Exhibit to the Quarterly Report on Form 10-Q for the three month period ended June 30, 1999.
(4) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(5) Filed as Exhibit 99.1 to Form 8-A (File No. 000-21976), incorporated herein by reference.
(6) Filed as Exhibit to the Quarterly Report on Form 10-Q for the three month period ended June 30, 1998.
(7) Filed as an Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, incorporated herein by reference.
(8) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three month period ended June 30, 1997, incorporated herein by reference.
(9) Filed as an Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by reference.
(10) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994, incorporated herein by reference.
(11) Filed as an Exhibit to Form S-1, Registration No. 33-62206, effective July 20, 1993, incorporated herein by reference.
(12) Portions of this document have been omitted pursuant to a request for confidential treatment that has been granted.
(13) Portions of this document have been omitted pursuant to a request for confidential treatment that is pending.
(14) This documents is a management contract or compensatory plan or arrangement..


(b)  Reports on Form 8-K.

       None.

                               SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2000.

                                   ATLANTIC COAST AIRLINES HOLDINGS, INC.

                                                     By        /S/
                                                      :
                                     /                     Kerry B. Skeen
                                                    Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2000.

Name                            Title


           /S/                  Chairman of the Board of
                                Directors
Kerry B. Skeen                  and Chief Executive Officer
                                (principal executive officer)

           /S/                  Director, President and
Thomas J. Moore                 Chief Operating Officer


           /S/                  Senior Vice President, Treasurer
                                and
Richard J. Surratt              Chief Financial Officer
                                (principal financial officer)

           /S/                  Vice President, Financial
                                Planning and Controller
David W. Asai                   (principal accounting officer)


           /S/
C. Edward Acker                 Robert E. Buchanan
Director                        Director

           /S/                                /S/
Susan MacGregor Coughlin        James J. Kerley
Director                        Director

           /S/                                /S/
Daniel L. McGinnis              James C. Miller III
Director                        Director

           /S/                                /S/
Judy Shelton                    John M. Sullivan
Director                        Director