Form 10-K/A
period 1999-12-31
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 2000-03-30
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                                FORM 10-K/A
                              Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
                               ACT OF 1934

For the fiscal year ended December 31, 1999

Commission file number 0-21976

                 ATLANTIC COAST AIRLINES HOLDINGS, INC.
         (Exact name of registrant as specified in its charter)

          Delaware                           13-3621051
          (State of incorporation)           (IRS Employer
                                             Identification No.)

          515-A Shaw Road, Dulles, Virginia             20166
          (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  (703) 925-
6000

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

     (a)  3.   Exhibits

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


Notes

(1) Filed by amendment as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(2)    Filed  as  Exhibit to the Quarterly Report on Form  10-Q
for  the
       three month period ended September 30, 1999.
(3)    Filed  as  Exhibit to the Quarterly Report on Form  10-Q
for  the
       three month period ended June 30, 1999.
(4)    Filed  as  an  Exhibit to the Annual Report on Form 10-K
for  the
       fiscal year ended December 31, 1998.
(5)    Filed   as   Exhibit  99.1  to  Form  8-A  (File  No.  000-
21976),
       incorporated herein by reference.
(6) Filed as Exhibit to the Quarterly Report on Form 10-Q for the
       three month period ended June 30, 1998.
(7) Filed as an Amendment to the Annual Report on Form 10-K for the
       fiscal year ended December 31, 1997, incorporated herein by reference.
(8) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the
       three month period ended June 30, 1997, incorporated herein by reference.
(9) Filed as an Amendment to the Annual Report on Form 10-K for the
       fiscal year ended December 31, 1996, incorporated herein by reference.
(10) Filed as an Exhibit to the Annual Report on Form 10-K for the
       fiscal year ended December 31, 1994, incorporated herein by reference.
(11)   Filed  as  an  Exhibit  to  Form S-1, Registration  No.  33-
62206,
       effective July 20, 1993, incorporated herein by reference.
(12) Portions of this document have been omitted pursuant to a request for confidential treatment that has been granted.
(13) Portions of this document have been omitted pursuant to a request for confidential treatment that is pending.
(14) This documents is a management contract or compensatory plan or arrangement.

                               SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this
Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                                   ATLANTIC COAST AIRLINES
HOLDINGS, INC.

                                                     By        /S/
                                                      :
                                     /                     Richard
J. Kennedy
                                                    Secretary



                                   EXHIBIT INDEX
Exhibit
Number                Description of Exhibit

10.12(a)         Amended and Restated Severance Agreement, dated
as of December
                 28, 1999, between the Company and Kerry B. Skeen.
10.12(b)         Amended and Restated Severance Agreement, dated
as of December
                 28, 1999, between the Company and Thomas J.
Moore.
10.12(c)         Form of Severance Agreement substantially similar
                 to agreements with Richard J. Surratt and with
Michael
                 S. Davis, both restated as of December 28, 1999.
10.27            Form of Split Dollar Agreement and Agreement of
Assignment of
                 Life Insurance Death Benefit as Collateral.  The
Company
                 has entered into substantially identical
agreements with
                 Kerry B. Skeen, Thomas J. Moore, Michael S. Davis
and
                 Richard J. Surratt.