Form 10-Q
period 2000-03-31
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 2000-05-15
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

Commission file number 0-21976

                ATLANTIC COAST AIRLINES HOLDINGS, INC.
         (Exact name of registrant as specified in its charter)

     Delaware                                13-3621051
     (State or other jurisdiction of         (IRS Employer
      incorporation or organization)          Identification No.)

     515-A Shaw Road, Dulles, Virginia       20166
     (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (703) 925-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X        No

As of May 10, 2000, there were 18,694,974 shares of common stock, par value $.02 per share, outstanding.

Part I.  Financial Information
         Item 1. Financial Statements
                                Atlantic Coast Airlines Holdings, Inc.
                                 Condensed Consolidated Balance Sheets

                                               December 31, March 31, 2000
(In thousands except for share data and par            1999    (Unaudited)
values)
Assets
Current:
    Cash and cash equivalents                  $  57,447      $  35,569
    Accounts receivable, net                      31,023         44,056
    Expendable parts and fuel inventory,           4,114          4,637
net
    Prepaid expenses and other current             6,347         20,021
assets
    Notes receivable                               6,239          4,743
    Deferred tax asset                             2,850          2,850
        Total current assets                     108,020        111,876
Property and equipment at cost, net of
accumulated depreciation and amortization        133,160        133,713
Intangible assets, net of accumulated              2,232          2,179
amortization
Debt issuance costs, net of accumulated            3,309          3,068
amortization
Aircraft deposits                                 38,690         40,690
Other assets                                       8,342          9,477
        Total assets                           $ 293,753      $ 301,003
Liabilities and Stockholders' Equity
Current:
    Accounts payable                           $   5,343      $   6,877
    Current portion of long-term debt              4,758          4,548
    Current portion of capital lease               1,627          1,584
obligations
    Accrued liabilities                           35,852         39,878
        Total current liabilities                 47,580         52,887
Long-term debt, less current portion              87,244         86,870
Capital lease obligations, less current            5,543          5,170
portion
Deferred tax liability                            12,459         12,619
Deferred credits, net                             15,403         16,105
        Total liabilities                        168,229        173,651
Stockholders' equity:
Common stock: $.02 par value per share;
shares authorized 65,000,000; shares issued
21,083,927 and 21,194,456 respectively;
shares outstanding 18,628,261 and                    421            423
18,671,290 respectively
Additional paid-in capital                        89,126         89,869
Less: Common stock in treasury, at cost,
2,455,666 shares and 2,523,166 shares,           (34,106)       (35,303)
respectively
Retained earnings                                 70,083         72,363
        Total stockholders' equity               125,524        127,352
        Total liabilities and stockholders'    $ 293,753     $  301,003
equity

      See accompanying notes to the condensed consolidated financial statements.

                                 Atlantic Coast Airlines Holdings, Inc.
                        Condensed Consolidated Statements of Operations
                                                            (Unaudited)

Three months ended March 31,
(In thousands, except for per share data)            1999          2000
Operating revenues:
Passenger                                         $ 71,842      $ 90,734
Other                                                1,162         1,765
   Total operating revenues                         73,004        92,499
Operating expenses:
Salaries and related costs                          19,661        24,259
Aircraft fuel                                        6,639        13,132
Aircraft maintenance and materials                   6,052         8,076
Aircraft rentals                                    10,378        12,720
Traffic commissions and related fees                11,879        13,244
Facility rents and landing fees                      4,013         4,463
Depreciation and amortization                        1,935         2,581
Other                                                6,770         9,484
        Total operating expenses                    67,327        87,959
Operating income                                     5,677         4,540
Other income (expense):
Interest expense                                    (1,214)       (1,725)
Interest income                                      1,047         1,059
Other, net                                              25           (74)
Total other income (expense)                          (142)         (740)
Income before income tax provision and cumulative
   effect of accounting change                       5,535         3,800
Income tax provision                                 1,772         1,520
Income before cumulative effect of
   accounting change                                 3,763         2,280

Cumulative effect of accounting change, net of        (888)          -
income tax
Net income                                         $ 2,875       $ 2,280
Income per share:
 Basic:
   Income before cumulative effect of accounting     $0.19         $0.12
change
   Cumulative effect of accounting change            (0.04)           -
   Net income                                        $0.15         $0.12
 Diluted:
   Income before cumulative effect of accounting     $0.18         $0.12
change
   Cumulative effect of accounting change            (0.04)           -
   Net income                                        $0.14         $0.12

Weighted average shares used in computation:
              -basic                                19,445        18,628
              -diluted                              22,613        21,524

     See accompanying notes to the condensed consolidated financial statements.

                                Atlantic Coast Airlines Holdings, Inc.
                       Condensed Consolidated Statements of Cash Flows
                                                           (Unaudited)

Three months ended March 31,
(In thousands)                                       1999        2000
Cash flows from operating activities:
   Net income                                     $ 2,875     $2,280
   Adjustments to reconcile net income to net cash
used in
     operating activities:
     Depreciation and amortization                  2,008      2,769
     Write off of preoperating costs                1,486        -
     Amortization of deferred credits                (231)      (348)
     Capitalized interest (net)                      (453)      (583)
     Other                                            313        291
     Changes in operating assets and liabilities:
       Accounts receivable                         (3,721)   (12,517)
       Expendable parts and fuel inventory           (404)      (523)
       Prepaid expenses and other current assets   (8,933)   (13,661)
       Accounts payable                              (334)     2,529
       Accrued liabilities                          1,409      3,975
Net cash used in operating activities              (5,985)   (15,788)
Cash flows from investing activities:
   Purchases of property and equipment             (1,687)    (2,718)
   Proceeds from sale-leaseback                          -        43
   Funding obligation for regional terminal        (5,936)        -
   Payments for aircraft deposits and other          (500)    (2,000)
Net cash used in investing activities              (8,123)    (4,675)
Cash flows from financing activities:
   Proceeds from bridge loan                        5,936         -
   Payments of long-term debt                        (584)      (585)
   Payments of capital lease obligations             (326)      (416)
   Deferred financing costs                          (242)       135
   Purchase of treasury stock                            -    (1,196)
   Proceeds from exercise of stock options          1,118        647
Net cash provided by (used in) financing            5,902     (1,415)
activities
Net decrease in cash and cash equivalents          (8,206)   (21,878)
Cash and cash equivalents, beginning of period     64,412     57,447
Cash and cash equivalents, end of period         $ 56,206   $ 35,569

           See accompanying notes to the condensed consolidated financial statements.

                 ATLANTIC COAST AIRLINES HOLDINGS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic Coast Airlines Holdings, Inc. ("ACAI") and its wholly-owned subsidiaries, Atlantic Coast Airlines ("ACA") and Atlantic Coast Jet, Inc. ("ACJet"), (together, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the three month period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2000. Certain amounts as previously reported have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


2.   OTHER COMMITMENTS

The Company periodically enters into a series of put and call contracts as an interest rate hedge designed to limit its exposure to interest rate changes on the anticipated issuance of permanent financing relating to the delivery of aircraft. In August 1999, the Company entered into a series of three put and call contracts having an aggregate notional amount  of  $23  million.  These contracts mature between March  and  May
2000. As such, effective gains or losses realized when permanent financing is obtained will be amortized over the term of the related aircraft lease or will be depreciated as part of the aircraft acquisition cost for owned aircraft. In March 2000, the Company settled the first set of contracts and received approximately $138,000 from the counterparty. The Company would have realized no gain or loss had the remaining two contracts settled on March 31, 2000.

In October 1999, the Company entered into commodity swap transactions to hedge price changes on approximately 13,300 barrels of crude oil per month for the period April to June 2000, and on approximately 23,300 barrels of crude oil per month for the period July through September
2000. The contracts provide for an average fixed price equal to approximately 52.6 cents per gallon for the second quarter of 2000 and 51 cents per gallon for the third quarter of 2000. With these transactions and taking into account that Delta Air Lines, Inc. bears the economic risk of fuel price fluctuations for future fuel requirements associated with the Delta Connection program, the Company has limited its exposure to fuel price increases on approximately 14% of its anticipated jet fuel requirements for the second quarter 2000; 27% for the third quarter 2000; and 18%, for the fourth quarter of 2000. Had the commodity swap transactions settled on March 31, 2000, the Company would have realized a reduction of approximately $761,000 in fuel expense.

In February 1999, the Company entered into an asset-based lending agreement with a financial institution that provides the Company with a $15 million bridge loan for the construction of the regional terminal at Washington-Dulles and a line of credit for up to $35 million depending on the amount of assigned ticket receivables and the value of certain rotable spare parts. The $35 million line of credit replaces a previous $20 million line of credit and will expire on September 30, 2000, or upon termination of the United Express marketing agreement, whichever is sooner. The interest rate on this line is LIBOR plus .75% to 1.75% depending on the Company's fixed charges coverage ratio. At March 31, 2000 the interest rate was LIBOR plus 1.25%. The Company pledged $2.9 million of this line of credit as collateral to secure letters of credit issued on behalf of the Company by a financial institution. As of March 31, 2000, the available amount of credit under the line was $32.1 million. Although there can be no assurances, the Company anticipates that it will be able to renew this line of credit prior to its expiration on terms at least as favorable as the current facility. As of March 31, 2000 there were no outstanding borrowings on either the $35 million line of credit or the $15 million bridge loan.

As of March 31, 2000, the Company had firm orders for 40 Canadair Regional Jets ("CRJs") in addition to the 26 previously delivered, and options for 27 additional CRJs. The delivery schedule for the 40 firm orders is as follows: twelve during the remainder of 2000, eighteen in 2001, and ten in 2002. Twenty of the 40 firm ordered aircraft are for the United Express operation and 20 are for the Delta Connection operation. The value of the remaining 40 undelivered aircraft on firm order is approximately $740 million.

The Company as of March 31, 2000 also has a firm order with Fairchild Aerospace Corporation for 25 Fairchild Dornier 32 seat 328JET regional jet aircraft ("328JET") and a conditional order for 15 328JET and 40 Fairchild Dornier 44 seat 428JET regional jet aircraft ("428JET"), and options for an additional 85 328JET/428JET jet aircraft. The delivery schedule for the 25 firm orders for the Delta Connection operation is fourteen in 2000 and eleven in 2001. The value of the aircraft on firm order is approximately $275 million and the value of the aircraft in the conditional order (excluding the option aircraft) is approximately $700 million. The conditional portion of the Fairchild Aerospace order is contingent on the Company receiving United's approval to operate the 328JET/428JET aircraft in the United Express operation. The Company at its option may waive the condition and enter into commitments for firm delivery positions under the Fairchild agreement.

3.  NOTES RECEIVABLE

Included in notes receivable at December 31, 1999 and March 31, 2000 is a note from the Metropolitan Washington Airports Authority for $4.7 million related to the financing of the construction costs of the regional terminal at Washington-Dulles airport. This note was paid in full in April 2000. The note receivable balance at December 31, 1999 also includes a promissory note from an executive officer of the Company dated as of May 24, 1999 with a balance, including accrued interest, of $1.5 million. This note was paid in full during the first quarter of 2000.

4.  INCOME TAXES

For the first quarter 2000, the Company had a combined effective tax rate for state and federal taxes of 40%, and a combined statutory tax rate for state and federal taxes of approximately 40%. The Company's first quarter 1999 effective tax rate was 32% reflecting the application of certain 1998 and prior years state tax credits that were determined realizable in 1999.


5.  INCOME PER SHARE

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

Three months ended March 31,
(in thousands except for per share data)                 1999        2000
 Income (basic)                                           $2,875    $2,280
   Interest expense on 7% Convertible Notes net of tax       208       208
         effect
  Income (diluted)                                        $3,083    $2,488

   Weighted average shares outstanding (basic)            19,445    18,628
   Incremental shares related to stock options               966       694
   Incremental shares related to 7% Convertible            2,202     2,202
         Notes
   Weighted average shares outstanding (diluted)          22,613    21,524

6.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE

The American Institute of Certified Public Accountants issued Statement of Position 98-5 on accounting for start-up costs, including preoperating costs related to the introduction of new fleet types by airlines. The new accounting guidelines were effective for 1999. The Company had previously deferred certain start-up costs related to the introduction of the CRJs and was expensing such costs ratably over four years. In January 1999, the Company recorded a charge for the remaining unamortized balance of approximately $888,000; net of $598,000 of income tax, associated with previously deferred preoperating costs.

7.  DELTA CONNECTION AGREEMENT

In 1999, the Company reached a ten year agreement with Delta Air Lines, Inc. to operate regional jet aircraft as part of the Delta Connection program on a fee-per-departure basis. Under the fee-per-departure structure, the Company bears the risk to operate the flight schedule, and Delta assumes the risk of marketing and selling seats to the traveling public. Delta may terminate the agreement at any time if the Company fails to maintain certain performance standards, and may terminate without cause, effective no earlier than two years after commencement of operations, by providing 180 days notice to the Company. The Delta Connection agreement provides the Company with certain rights in the event of termination without cause. The Company has ordered 20 CRJs from Bombardier Aerospace of Montreal and 25 328JET jets from Fairchild Aerospace Corporation for this new venture. The Company established a new subsidiary, Atlantic Coast Jet, Inc. ("ACJet"), to operate as Delta Connection. ACJet is currently in the application and approval process with the applicable federal agencies to obtain authority to conduct scheduled passenger air transportation of jet aircraft. The Company took delivery of the first two 328JET aircraft in April 2000. These two aircraft were financed under temporary leases with Fairchild Aerospace Corporation until FAA certification for ACJet is received, at which time permanent financing will be obtained. Initial Delta Connection service to various destinations in the Northeast United States is expected to begin no sooner than June 2000, subject to satisfactory resolution of regulatory requirements and other start-up considerations. The Company can make no assurances that its ACJet subsidiary will receive all necessary regulatory approvals by this date.

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations


                   First Quarter Operating Statistics

                                                            Increase
Three months ended March 31,                1999     2000  (Decrease)

Revenue passengers carried               649,872    765,929    17.9%

Revenue passenger miles ("RPMs")         209,272    247,605    18.3%
(000's)
Available seat miles ("ASMs") (000's)    396,133    482,832    21.9%
Passenger load factor                      52.8%      51.3% (1.5)pts

Break-even passenger load factor(1)        48.7%      48.7%  0.0 pts
Revenue per ASM (cents)                     18.1       18.8     3.9%
Yield (cents)                               34.3       36.6     6.7%
Cost per ASM (cents)                        17.0       18.2     7.1%
Average passenger fare                   $110.55    $118.46     7.2%
Average passenger segment (miles)            322        323     0.3%
Revenue departures (completed)            42,783     46,637     9.0%
Revenue block hours                       56,993     60,096     5.4%
Aircraft utilization (block hours)           8.9        8.6   (3.4%)
Average cost per gallon of fuel (cents)     65.5      105.8    61.5%
Aircraft in service (end of period)           76         86    13.2%

1 "Break-even passenger load factor" represents the percentage of ASMs which must be flown by revenue passengers for the airline to break-even at the operating income level.

Comparison of three months ended March 31, 2000, to three months ended March 31, 1999.

Results of Operations

           The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company's management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Factors that could cause the Company's future results to differ materially from the expectations described here include the response of the Company's competitors to the Company's business strategy, market acceptance of new regional jet service, the costs of implementing jet service, the cost of fuel, the amount and timing of ACJet's start-up costs, the ability to obtain FAA regulatory approval for ACJet to conduct air transportation on a timely basis, the ability of the Company to obtain favorable financing terms for its aircraft, the ability of the aircraft manufacturer's to deliver aircraft on schedule, the ability to identify, implement and profitably operate new business opportunities, the ability to hire and retain employees, the weather, changes in and satisfaction of regulatory requirements including requirements relating to fleet expansion, general economic and industry conditions, and the factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

     General

           In the first quarter of 2000, the Company posted net income of $2.3 million compared to income of $3.8 million, excluding the cumulative effect of an accounting charge of $888,000 prescribed by Statement of Position 98-5, for the first quarter of 1999. Pretax income for the three months ended March 31, 2000 was $3.8 million as compared to $5.5 million for the three months ended March 31, 1999.

     Operating Revenues

           The Company's operating revenues increased 26.7% to $92.5 million in the first quarter of 2000 compared to $73.0 million in the first quarter of 1999. The increase resulted from a 21.9% increase in ASMs coupled with a 6.7% increase in yield, partially offset by a 1.5 percentage point decrease in load factor.

           The increase in ASM's is the result of continued service expansion utilizing the Canadair 50 seat Regional Jet ("CRJ"). The Company was operating 26 CRJs as of March 31, 2000 as compared to 16 as of March 31, 1999. The average aircraft stage length for the first quarter 2000 increased to 279 miles, from 274 miles for the first quarter 1999.

           The quarter over quarter percentage increase in yield is primarily the result of generally higher business fares realized by airlines as a result of the near industry-wide implementation of a fuel surcharge in February 2000, and improved yield management using United's Orion system compared to the first quarter 1999. Total passengers increased 17.9% in the first quarter of 2000 compared to the first quarter of 1999.

           Other revenues increased 52% reflecting the reimbursement from Delta Air Lines, Inc. of amounts incurred related to pilot training for the Delta Connection operation.

     Operating Expenses

           The Company's operating expenses increased 30.6% in the first quarter of 2000 compared to the first quarter of 1999 due primarily to: a 61.5% increase in the price of jet fuel coupled with a 16.2% increase in the average fuel burn rate to 207 gallons per hour; a 21.9% increase in ASMs; a 17.9% increase in passengers carried; and continued expenses for the certification and start-up of the ACJet operation. The increase in ASMs, passengers and burn rate reflects the net addition of ten CRJs into scheduled service since the end of the first quarter of 1999. A summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended March 31, 1999, and 2000 is as follows:

                                        Three Months ended March 31,
                                          1999               2000
                                   Percent     Cost    Percent    Cost
                                     of                   of
                                  Operating  Per ASM  Operating Per ASM
                                   Revenues   (cents)  Revenues  (cents)

   Salaries and related costs          26.9%     5.0     26.2%      5.0
   Aircraft fuel                        9.1%     1.7     14.2%      2.7
   Aircraft maintenance and             8.3%     1.5      8.7%      1.7
 materials
   Aircraft rentals                    14.2%     2.6     13.8%      2.6
   Traffic commissions and related     16.3%     3.0     14.3%      2.8
 fees
   Facility rents and landing fees      5.5%     1.0      4.8%      0.9
   Depreciation and amortization        2.7%     0.5      2.8%      0.5
   Other                                9.3%     1.7     10.3%      2.0

 Total                                 92.2%    17.0     95.1%     18.2

           Cost per ASM increased 7.1% on a year-over-year basis to 18.2 cents during the first quarter of 2000 primarily due to a 61.5% increase in the year over year price per gallon of jet fuel and the continued expenses associated with the certification and start-up of ACJet.

           Salaries and related costs per ASM remained unchanged at 5.0 cents in the first quarter of 2000 compared to the first quarter of 1999. In absolute dollars, salaries and related costs increased 23.4% from $19.7 million in the first quarter of 1999 to $24.3 million in the first quarter of 2000. The increase resulted primarily from additional flight crews, customer service personnel and maintenance personnel to support the Company's already increased and future level of operations.

          The cost per ASM of aircraft fuel increased to 2.7 cents in the first quarter of 2000 compared to 1.7 cents in the first quarter of 1999. In absolute dollars, aircraft fuel expense increased 97.8% from $6.6 million in the first quarter of 1999 to $13.1 million in the first quarter of 2000. The increased fuel expense resulted from the 61.5% increase in the average cost per gallon of fuel from 65.5 cents to $1.06 including applicable taxes and into-plane fees and the 16.2% increase in the average burn rate per hour of jet fuel. The Company did not hedge any of its jet fuel requirements in the first quarter of 2000 as compared to hedging approximately 80% of its jet fuel requirements for the first quarter of 1999. The Company incurred approximately $550,000 in additional fuel costs during the first quarter of 1999 as a result of its fuel hedging activity. There can be no assurance that future increases in fuel prices will not adversely affect the Company's operating expenses. The Company has entered into additional hedge transactions to reduce its exposure to fuel price increases during the remainder of 2000. See "Other Commitments".

           The cost per ASM of aircraft maintenance and materials increased to 1.7 cents in the first quarter of 2000 compared to 1.5 cents in the first quarter of 1999. In absolute dollars, aircraft maintenance and materials expense increased 33.5% from $6.1 million in the first quarter of 1999 to $8.1 million in the first quarter of 2000. The increased expense resulted from the increase in the size of the total fleet, escalating rates for the GE engine maintenance contract covering the CRJ fleet, and the continual increase in the average age of the jet and turboprop fleets.

          The cost per ASM of aircraft rentals remained the same at 2.6 cents for the first quarter of 2000 compared to the first quarter of 1999. In absolute dollars, aircraft rentals increased 22.6% from $10.4 million in the first quarter of 1999 to $12.7 million in the first quarter of 2000, reflecting the addition of the ten CRJ aircraft.

           The cost per ASM of traffic commissions and related fees decreased to 2.8 cents in the first quarter of 2000 compared to 3.0 cents in the first quarter of 1999. In absolute dollars, traffic commissions and related fees increased 11.5% from $11.9 million in the first quarter of 1999 to $13.2 million in the first quarter of 2000. The increase resulted from a 26.3% increase in passenger revenues and a 17.9% increase in revenue passengers. These increases were partially offset by a reduction in the travel agency commission rate.

           The cost per ASM of facility rents and landing fees decreased from 1.0 cents in the first quarter of 1999 to 0.9 cents in the first quarter of 2000. In absolute dollars, facility rents and landing fees increased 11.2% from $4.0 million in the first quarter of 1999 to $4.5 million in the first quarter of 2000. The increased costs result primarily from the 9.0% increase in the number of departures and the addition of the new Washington-Dulles regional terminal which the Company occupied effective May 1999.

           The cost per ASM of depreciation and amortization remained unchanged at 0.5 cents. In absolute dollars, depreciation and amortization increased 33.4% from $1.9 million in the first quarter of 1999 to $2.6 million in the first quarter of 2000 primarily as a result of additional rotable spare parts associated with the CRJs and the purchase of two CRJs in the second half of 1999.

           The cost per ASM of other operating expenses increased to 2.0 cents in the first quarter of 2000 from 1.7 cents in the first quarter of 1999. In absolute dollars, other operating expenses increased 40.1% from $6.8 million in the first quarter of 1999 to $9.5 million in the first quarter of 2000. The increased costs result primarily from the 17.9% increase in revenue passengers which resulted in higher passenger handling costs and approximately $1.6 million in continued expenses for ACJet pre-operating activities including regulatory compliance, employee recruitment, training, establishment of operating infrastructure, establishment of third party contractual arrangements, and aircraft proving runs.

           As a result of the foregoing changes in operating expenses and a 21.9% increase in ASMs, total cost per ASM increased to 18.2 cents in the first quarter of 2000 compared to 17.0 cents in the first quarter of 1999. In absolute dollars, total operating expenses increased 30.6% from $67.3 million in the first quarter of 1999 to $88.0 million in the first quarter of 2000.

          The Company's combined effective tax rate for state and federal taxes during the first quarter of 2000 was approximately 40% as compared to 32% for the first quarter of 1999. This increase is due to the application of certain 1998 and prior, state tax credits that were determined realizable in 1999. The Company anticipates its effective tax rate for the remainder of 2000 to be approximately 40%.

          In January 1999, the Company recorded a charge for the remaining unamortized balance of approximately $888,000, net of income tax, associated with previously deferred preoperating costs.

Outlook

          This outlook section contains forward-looking statements which are subject to the risks and uncertainties set forth above on pages 9 and
10. As of May 1, 2000, the Company was operating a fleet of 90 aircraft comprised of 27 CRJs, three 328JETs, 32 J41s and 28 J32s. (The 328JET aircraft are not currently being operated in revenue service and include one interim plane on loan from Fairchild.) As of May 1, 2000 the Company has firm, conditional and option orders for an additional 66 CRJs and 163 328JET and 428JET regional jets. The continued delivery of these additional jet aircraft into the United Express and Delta Connection programs will expand the Company's business into new markets and increase capacity in existing markets. In general, service to new markets and increased capacity to existing markets will result in increased operating expense that may not be immediately offset by increases in operating revenues.

          The Company continues to assess plans to phase out the 28 leased 19 seat J32 aircraft used in the United Express operation by the end of 2001. The Company continues to analyze its phase-out plan, including quantification of expected costs related to the removal of the J32 from the fleet. The timing of approval by United to operate the 328JET/428JET jet aircraft as United Express will also be a factor in analyzing the J32 phase-out plan.

          During the first quarter of 2000, ACJet was engaged in pre-operating activities including regulatory compliance, employee recruitment, training, establishment of operating infrastructure, establishment of third party contractual arrangements, and aircraft proving runs. During the quarter, ACJet was issued a certificate of public convenience and necessity by the DOT. The effectiveness of the DOT certificate is conditioned upon the issuance by the FAA of an operating certificate to ACJet, an application for which is pending. In order to obtain FAA approval, ACJet must demonstrate that it has the necessary organization and technical ability to safely provide air transportation, and must satisfy certain environmental requirements. Initial Delta Connection service to various destinations in the Northeast United States is expected to begin no sooner than June 2000, subject to satisfactory resolution of regulatory requirements and other start-up considerations. The Company can make no assurances that its ACJet subsidiary will receive all necessary regulatory approvals by this date.

          A number of competitive and regulatory developments are affecting the markets in which the Company competes. During the first half of 1999 US Airways began to expand its operations at Washington-Dulles. US Airways operated in five of the Company's Washington-Dulles markets as of December 31, 1998 and by December 31, 1999 had increased their presence to 21 of the Company's markets. Although the US Airways service generally utilized fare levels similar to that implemented by the Company, two of the implemented markets were served by MetroJet, which offered fares lower than those typically offered by the Company.

          During April and May 1999, United significantly increased the number of flights it operated at Washington-Dulles. In July 1999, United and the Company revised their Dulles flight schedules to increase connections and to thereby take greater advantage of United's increased capacity. As of May 1, 2000, United operated 114 daily departures from Washington Dulles, a 65% increase from December 31, 1998. The Company and United either increased frequencies or upgraded equipment, or both, in markets affected by the US Airways expansion.

          In the first quarter of 2000, US Airways began reducing some of its MetroJet, Shuttle and US Airways Express operations at Washington-Dulles. By March 2000 US Airways had ceased MetroJet service in the Birmingham, AL; Columbus, OH; Milwaukee, WI and St. Louis, MO to Washington-Dulles markets. The Company competed directly with MetroJet in the Columbus to Washington-Dulles market.

          By  March  2000  US Airways Express had ceased service  in  the
Indianapolis to Washington-Dulles market, and reduced frequency in the Wilkes-Barre/Scranton, PA; Wilmington, NC; Newport News, VA; Philadelphia, PA; State College, PA; and Bristol/Kingsport/Johnson City, TN to Washington-Dulles markets. The Company competes or had competed directly with US Airways Express in the Indianapolis, Newport News, Philadelphia and State College to Washington-Dulles markets.

          Further, in April 2000 US Airways withdrew hourly Shuttle service in the Boston and New York-LaGuardia to Washington-Dulles markets and replaced both with less frequent service using a combination of mainline and US Airways Express regional jet service. The Company competes directly with US Airways Express in the New York-LaGuardia to Washington-Dulles market.

          As of May 1, US Airways had also withdrawn or announced intention to withdraw MetroJet service from the Atlanta, GA and Raleigh-Durham, NC to Washington-Dulles markets during the second quarter. MetroJet competes directly with the Company in the Raleigh-Durham to Washington-Dulles market.

          As of May 1, US Airways Express had also ceased or announced intention to cease service in the Elmira, NY and Newburgh-Stewart, NY to Washington-Dulles markets, and reduced or announced intention to reduce frequency in the Greensboro, NC and Pittsburgh, PA to Washington-Dulles markets in the second quarter. The Company competes or had competed directly with US Airways Express in the Newburgh-Stewart, Greensboro and Pittsburgh to Washington-Dulles markets.

          Four of the nation's busiest airports are subject to FAA regulations limiting the number of hourly take off and landings. The Company conducts flight operations at three of the four airports--New York's LaGuardia and JF Kennedy (JFK) airports and Chicago's O'Hare airport. The right to conduct a take off or landing during a certain time of the day is called a slot. Legislation granting the Secretary of Transportation authority to grant exemptions from these FAA rules was recently enacted. As a result the DOT has provisionally granted exemptions from the FAA rules to all carriers that qualify under the statute for an exemption. Essentially a carrier is entitled to exemption slots to serve LaGuardia, JFK and O'Hare if the carrier operates with small equipment (less than 71 seats) to defined small airports if the carrier did not previously provide such service. Also carriers that had not previously served any of the three airports or did not offer more than 10 flights per day to such airport can do so by operating up to 10 flights per day at each airport to communities of any size. In addition, the legislation provides that all FAA slot controls will be eliminated at O'Hare after July 1, 2002 and after January 1, 2007 for LaGuardia and JFK.

           The Company is one of several regional carriers that will be in a position to provide additional service at each of the three airports with regional jet aircraft. This legislation adds significantly to the number of potential regional jet opportunities available to both the United Express and Delta Connection operations and to the Company's competitors. The Company filed as a Delta Connection carrier to conduct additional operations at LaGuardia. In addition to the opportunities the new law affords the Company it will also increase competitive pressure at these airports, the effect of which cannot be determined at this time. During 2000 the Company will continue to assess and respond to competitive opportunities as they may develop as a result of this legislation.

          Fuel price increases in the second half of 1999 and to date in 2000 have had a material impact on cost of operations throughout the airline industry. In February 2000, most airlines implemented a fuel surcharge of $10 each way on most domestic non-sale airfares. The Company's results will continue to be affected by fuel price volatility. During the first quarter 2000, none of the Company's exposure to fuel price increases was hedged. In October 1999, the Company entered into commodity swap transactions to hedge price changes on approximately 13,300 barrels of crude oil per month for the second quarter 2000 and on approximately 23,300 barrels of crude oil per month for the third quarter 2000. The contracts provide for an average fixed price equal to approximately 52.6 cents per gallon for the second quarter of 2000 and 51 cents per gallon for the third quarter of 2000. With these transactions and taking into account that Delta Air Lines, Inc. bears the economic risk of fuel price fluctuations for future fuel requirements associated with the Delta Connection program, the Company has limited its exposure to fuel price increases on approximately 14% of its anticipated jet fuel requirements for the second quarter 2000; 27% for the third quarter 2000; and 18% for the fourth quarter of 2000.


Liquidity and Capital Resources

          As of March 31, 2000, the Company had cash, cash equivalents and short-term investments of $35.6 million and working capital of $59.0 million compared to $56.3 million and $71.5 million respectively as of March 31, 1999. During the first three months of 2000, cash and cash equivalents decreased by $21.9 million, reflecting net cash used in operating activities of $15.8 million, net cash used in investing activities of $4.7 million, and net cash used in financing activities of $1.4 million. The net cash used in operating activities is primarily the result of net income for the period of $2.3 million, and non cash depreciation and amortization expenses of 2.8 million, offset by a $13.7 million increase in prepaid expenses related to aircraft rent and a $12.5 million increase in receivables due to the increase in passenger revenues. In order to minimize the costs related to the aircraft leveraged lease transactions, the Company has uneven semiannual lease payment dates of January 1 and July 1. Approximately 37% of the Company's annual aircraft lease payments are due in January and 26% in July. The net cash used in investing activities consisted primarily of purchases of property and equipment and deposits for aircraft progress payments. Financing activities consisted primarily of payments on long term debt and capital lease obligations and purchase of treasury stock.

     Other Financing

          In February 1999, the Company entered into an asset-based lending agreement with a financial institution that provides the Company with a $15 million bridge loan for the construction of the regional terminal at Washington-Dulles and a line of credit for up to $35 million depending on the amount of assigned ticket receivables and the value of certain rotable spare parts. The $35 million line of credit replaces a previous $20 million line of credit and will expire on September 30, 2000, or upon termination of the United Express marketing agreement, whichever is sooner. The interest rate on this line is LIBOR plus .75% to 1.75% depending on the Company's fixed charges coverage ratio. At March 31, 2000 the interest rate was LIBOR plus 1.25%. The Company pledged $2.9 million of this line of credit as collateral to secure letters of credit issued on behalf of the Company by a financial institution. As of March 31, 2000, the available amount of credit under the line was $32.1 million. Although there can be no assurances, the Company anticipates that it will be able to renew this line of credit prior to its expiration on terms at least as favorable as the current facility. As of March 31, 2000 there were no outstanding borrowings on either the $35 million line of credit or the $15 million bridge loan.

            In  July  1997,  the Company issued $57.5 million  aggregate principal amount of 7.0% Convertible Subordinated Notes due July 1, 2004 (the "Notes"), receiving net proceeds of approximately $55.6 million. The Notes are convertible into shares of Common Stock, par value $0.02, of the Company by the holders at any time prior to maturity, unless previously redeemed or repurchased, at a conversion price of $9 per share, subject to certain adjustments. As of May 1, 2000, approximately $19.8 million principal amount of Notes were outstanding, which were convertible into approximately 2.2 million shares of Common Stock. The Company may redeem the remaining Notes beginning on July 3, 2000 by calling the Notes at 104% of face value declining one percent per year until maturity on July 1, 2004, in which case the holders will have an opportunity to convert the Notes at their face amount prior to redemption. The Board of Directors of the Company has approved the redemption of all outstanding Notes in accordance with their terms. Prior notice of any redemption of Notes is required to be made to the trustee and all holders of record of Notes. The Notes are convertible until five business days before the effective date of any redemption.

     Other Commitments

          On April 21, 1999, the Company's Board of Directors approved a plan to purchase up to $20 million or five percent of the then current outstanding shares in open market or private transactions over a twelve month period. As of April 21, 2000, the Company had purchased 1,064,000 shares of its common stock at an average price of $17.28 per share for a total of $18.4 million.

          The Company periodically enters into a series of put and call contracts as an interest rate hedge designed to limit its exposure to interest rate changes on the anticipated issuance of permanent financing relating to the delivery of aircraft. In August 1999, the Company entered into a series of three put and call contracts having an aggregate notional amount of $23 million. These contracts mature between March and May 2000. As such, effective gains or losses realized when permanent financing is obtained will be amortized over the term of the related aircraft lease or will be depreciated as part of the aircraft acquisition cost for owned aircraft. In March 2000, the Company settled the first set of contracts and received approximately $138,000 from the counterparty. The Company would have realized no gain or loss had the remaining two contracts settled on March 31, 2000.

          In October 1999, the Company entered into commodity swap transactions to hedge price changes on approximately 13,300 barrels of crude oil per month for the period April to June 2000, and on approximately 23,300 barrels of crude oil per month for the period July through September 2000. The contracts provide for an average fixed price equal to approximately 52.6 cents per gallon for the second quarter of 2000 and 51 cents per gallon for the third quarter of 2000. With these transactions and taking into account that Delta Air Lines, Inc. bears the economic risk of fuel price fluctuations for future fuel requirements associated with the Delta Connection program, the Company has limited its exposure to fuel price increases on approximately 14% of its anticipated jet fuel requirements for the second quarter 2000; 27% for the third quarter 2000; and 18%, for the fourth quarter of 2000. Had the commodity swap transactions settled on March 31, 2000, the Company would have realized a reduction of approximately $761,000 in fuel expense.


     Aircraft

          As of May 1, 2000, the Company had a total of 39 CRJs on order from Bombardier, Inc., and held options for 27 additional CRJs. The Company also had on order with Fairchild Aerospace Corporation, 23 328JETs, and a conditional order for 15 328JETs and 40 428JETs, and held options for 85 additional 328JET/428JETs. Of the 62 firm aircraft deliveries, 23 are scheduled for the remainder of 2000, 29 are scheduled for 2001, and ten are scheduled for 2002. The Company is obligated to purchase and finance (including the possible use of leveraged leases) the 62 firm ordered aircraft at an approximate capital cost of $1.0 billion. The Company anticipates leasing all of its year 2000 aircraft deliveries on terms similar to previously delivered CRJ aircraft.

           As previously announced, the Company is exploring alternatives to accelerate the retirement of its fleet of 28 leased 19 seat J-32 aircraft. The Company tentatively plans to remove at least six J-32s from ACA's fleet during 2000 and the remainder in 2001. As of March 31, 2000, the Company had J-32 operating lease commitments with remaining lease terms ranging from less than one year to six years and related minimum lease payments of approximately $40.7 million. The Company has not yet finalized its analysis of a phase-out plan, including quantification of any one-time fleet rationalization charge.

     Capital Equipment and Debt Service

          Capital expenditures for the first three months of 2000 were $2.7 million compared to $1.7 million for the same period in 1999. Capital expenditures for 2000 have consisted primarily of the purchase of rotable spare parts for the CRJ and J-41 aircraft, facility leasehold improvements, ground equipment, and computer and office equipment. For the remainder of 2000, the Company anticipates spending approximately $19 million for rotable spare parts related to the regional jet and J-41 aircraft, ground service equipment, facilities, computers and software.

          Debt service including capital leases for the three months ended March 31, 2000 was $1.0 million compared to $910,000 in the same period of 1999.

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

          In July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" which defers the effective date of Statement No. 133 by one year. Therefore, the Company will adopt Statement No. 133 during its first quarter of fiscal 2001 and is currently assessing the impact this statement will have on interest rate swaps and any other applicable transactions that may be entered into by the Company.


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

          The Company's exposure to market risk associated with changes in interest rates relates to the Company's commitment to acquire regional jets. The Company has entered into put and call contracts designed to limit the Company's exposure to interest rate changes until permanent financing is secured upon delivery of the Bombardier regional jet aircraft. At March 31, 2000 the Company had two swap contracts
outstanding  related  to  the delivery of the  next  two  CRJs.   A  one-
percentage point decrease in interest rates from the Company's call contracts would increase the Company's aircraft lease or ownership costs associated with these contracts by approximately $200,000.

               .    ATLANTIC COAST AIRLINES HOLDINGS, INC.
                   FISCAL QUARTER ENDED MARCH 31, 2000


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings.

           The Company is a party to routine litigation and FAA civil action proceedings, all of which are incidental to its business, and none of which the Company believes are likely to have a material effect on the Company's financial position or the results of its operations.


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





                              ATLANTIC COAST AIRLINES HOLDINGS, INC.



May 12, 2000                  By:  /S/ Richard J. Surratt
                                   Richard J. Surratt
                                   Senior Vice President and Chief
                                   Financial Officer


May 12, 2000                  By:  /S/ Kerry B. Skeen
                                   Kerry B. Skeen
                                   Chairman and Chief Executive
                                   Officer