Form 10-Q
period 2000-06-30
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 2000-08-14
CIK 904020

Page 1
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                    Yes   X        No

As of August 10, 2000, there were 21,087,551 shares of common stock, par value $.02 per share, outstanding.

Part I.  Financial Information
         Item 1. Financial Statements
                                   Atlantic Coast Airlines Holdings, Inc.
                                    Condensed Consolidated Balance Sheets

                                               December 31,  June 30, 2000
(In thousands except for share data and par        1999        (Unaudited)
values)
Assets
Current:
    Cash and cash equivalents                  $  57,447      $  60,114
    Accounts receivable, net                      31,023         46,529
    Expendable parts and fuel inventory,           4,114          5,544
net
    Prepaid expenses and other current             6,347         13,342
assets
    Notes receivable                               6,239              -
    Deferred tax asset                             2,850          2,850
        Total current assets                     108,020        128,379
Property and equipment at cost, net of
accumulated depreciation and amortization        133,160        136,332
Intangible assets, net of accumulated              2,232          2,115
amortization
Debt issuance costs, net of accumulated            3,309          2,378
amortization
Aircraft deposits                                 38,690         40,890
Other assets                                       8,342          9,977
        Total assets                           $ 293,753      $ 320,071
Liabilities and Stockholders' Equity
Current:
    Accounts payable                           $   5,343      $   4,657
    Current portion of long-term debt              4,758          4,434
    Current portion of capital lease               1,627          1,545
obligations
    Accrued liabilities                           35,852         48,180
        Total current liabilities                 47,580         58,816
Long-term debt, less current portion              87,244         65,800
Capital lease obligations, less current            5,543          4,790
portion
Deferred tax liability                            12,459         12,459
Deferred credits, net                             15,403         18,687
        Total liabilities                        168,229        160,552
Stockholders' equity:
Common stock: $.02 par value per share;
shares authorized 65,000,000; shares issued
21,083,927 and 23,540,030 respectively;
shares outstanding 18,628,261 and
21,016,864 respectively                              421            470
Additional paid-in capital                        89,126        109,960
Less: Common stock in treasury, at cost,
2,455,666 shares and 2,523,166 shares,           (34,106)       (35,303)
respectively
Retained earnings                                 70,083         84,392
        Total stockholders' equity               125,524        159,519
        Total liabilities and stockholders'    $ 293,753     $  320,071
equity

         See accompanying notes to the condensed consolidated financial statements.

                                    Atlantic Coast Airlines Holdings, Inc.
                           Condensed Consolidated Statements of Operations
                                                               (Unaudited)

Three months ended June  30,
 (In thousands, except for per share data)             1999          2000
Operating revenues:
Passenger                                            $ 90,972     $ 114,181
Other                                                   1,425         2,151
   Total operating revenues                            92,397       116,332
Operating expenses:
Salaries and related costs                             20,651        26,181
Aircraft fuel                                           7,980        13,469
Aircraft maintenance and materials                      6,314         8,931
Aircraft rentals                                       11,341        14,053
Traffic commissions and related fees                   13,946        15,733
Facility rents and landing fees                         4,569         4,634
Depreciation and amortization                           2,176         2,648
Other                                                   6,919        10,054
        Total operating expenses                       73,896        95,703
Operating income                                       18,501        20,629
Other income (expense):
Interest expense
                                                       (1,338)       (1,692)
Interest income                                           848         1,064
Other, net                                                (49)          (95)
Total other income (expense)                             (539)         (723)
Income before income tax provision                     17,962        19,906
Income tax provision                                    6,894         7,877
Net income                                           $ 11,068       $12,029
Income per share:
              -basic                                    $0.58         $0.62
              -diluted                                  $0.51         $0.56

Weighted average shares used in computation:
              -basic                                   19,177        19,373
              -diluted                                 22,224        21,771

     See accompanying notes to the condensed consolidated financial statements.

                                    Atlantic Coast Airlines Holdings, Inc.
                           Condensed Consolidated Statements of Operations
                                                               (Unaudited)

Six  months ended June  30,
 (In thousands, except for per share data)            1999          2000
Operating revenues:
Passenger                                          $ 162,814     $ 204,915
Other                                                  2,587         3,916
   Total operating revenues                          165,401       208,831
Operating expenses:
Salaries and related costs                            40,312        50,440
Aircraft fuel                                         14,620        26,601
Aircraft maintenance and materials                    12,366        17,007
Aircraft rentals                                      21,720        26,773
Traffic commissions and related fees                  25,825        28,977
Facility rents and landing fees                        8,581         9,097
Depreciation and amortization                          4,111         5,229
Other                                                 13,689        19,538
        Total operating expenses                     141,224       183,662
Operating income                                      24,177        25,169
Other income (expense):
Interest expense
                                                      (2,497)       (3,417)
Interest income                                        1,895         2,124
Other, net                                               (79)         (170)
Total other income (expense)
                                                        (681)       (1,463)
Income before income tax provision and cumulative
   effect of accounting change                        23,496        23,706
Income tax provision                                   8,665         9,397
Income before cumulative effect of
   accounting change                                  14,831        14,309

Cumulative effect of accounting change, net of         (888)            -
income tax
Net income                                          $ 13,943       $14,309
Income per share:
 Basic:
   Income before cumulative effect of accounting      $0.77         $0.75
change
   Cumulative effect of accounting change             (0.05)            -
   Net income                                         $0.72         $0.75
 Diluted:
   Income before cumulative effect of accounting      $0.68         $0.68
change
   Cumulative effect of accounting change             (0.04)           -
   Net income                                         $0.64         $0.68

Weighted average shares used in computation:
              -basic                                 19,310        19,000
              -diluted                               22,560        21,635

     See accompanying notes to the condensed consolidated financial statements.

                                              Atlantic Coast Airlines
                                        Holdings, Inc.
                       Condensed Consolidated Statements of Cash Flows
                                                           (Unaudited)

Six  months ended June 30,
(In thousands)                                       1999        2000
Cash flows from operating activities:
   Net income                                       $ 13,943   $14,309
   Adjustments to reconcile net income to net cash
used in
     Operating activities:
     Depreciation and amortization                     4,147     5,542
     Write off of preoperating costs                   1,486        -
     Amortization of deferred credits                   (496)     (748)
     Capitalized interest (net)                         (671)   (1,181)
     Other                                               782       676
     Changes in operating assets and liabilities:
       Accounts and notes receivable                  (9,984)  (10,683)
       Expendable parts and fuel inventory              (470)   (1,495)
       Prepaid expenses and other current assets      (5,581)   (7,022)
       Accounts payable                                 (174)    3,353
       Accrued liabilities                             8,880    12,066
Net cash provided by operating activities             11,862    14,817
Cash flows from investing activities:
   Purchases of property and equipment               (23,368)   (7,527)
   Funding Obligation for regional terminal           (7,751)
   Proceeds from sales of assets                       4,493        50
   Payments for aircraft deposits and other (net)    (11,100)   (2,300)
Net cash used in investing activities                (37,726)   (9,777)
Cash flows from financing activities:
   Proceeds from issuance of long term debt           22,413         -

   Payments of long-term debt                         (1,513)   (1,947)
   Payments of capital lease obligations                (744)     (835)
   Deferred financing costs and other                   (283)      270
   Purchase of treasury stock                        (14,966)   (1,197)

   Proceeds from exercise of stock options             1,157     1,336
Net cash provided by (used in) financing               6,064    (2,373)
activities
Net increase (decrease) in cash and cash             (19,800)    2,667
equivalents
Cash and cash equivalents, beginning of period        64,412    57,447
Cash and cash equivalents, end of period            $ 44,612  $ 60,114

           See accompanying notes to the condensed consolidated financial statements.

                 ATLANTIC COAST AIRLINES HOLDINGS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic Coast Airlines Holdings, Inc. ("ACAI") and its wholly-owned subsidiaries, principally, Atlantic Coast Airlines ("ACA") and Atlantic Coast Jet, Inc. ("ACJet") (together, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the three and six month periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2000. Certain amounts as previously reported have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


2.   OTHER COMMITMENTS

The Company periodically enters into a series of put and call contracts as an interest rate hedge designed to limit its exposure to interest rate changes on the anticipated issuance of permanent financing relating to the delivery of aircraft. As such, effective gains or losses realized when permanent financing is obtained will be amortized over the term of the related aircraft lease or will be depreciated as part of the aircraft acquisition cost for owned aircraft. In August 1999, the Company entered into a series of three put and call contracts having an aggregate notional amount of $23 million. These contracts matured between March and May 2000. In March 2000, the Company settled the first set of contracts and received approximately $138,000 from the counterparty. In May 2000 the Company settled the remaining contracts and received approximately $135,000.

In October 1999, the Company entered into commodity swap transactions to hedge price changes on approximately 23,300 barrels of crude oil per month for the period July through September 2000. The contracts provide for an average fixed price equal to approximately 51 cents per gallon. With these transactions and taking into account that Delta Air Lines, Inc. bears the economic risk of fuel price fluctuations for future fuel requirements associated with the Delta Connection program, the Company has limited its exposure to fuel price increases on approximately 26% of its anticipated jet fuel requirements for the third quarter 2000; and 18%, for the fourth quarter of 2000. Had the commodity swap transactions settled on June 30, 2000, the Company would have realized a reduction of approximately $826,000 in fuel expense. The company realized a reduction in fuel expense of approximately $328,000 on swap contracts settled in the second quarter.

In February 1999, the Company entered into an asset-based lending agreement with a financial institution that provides the Company with a line of credit for up to $35 million depending on the amount of assigned ticket receivables and the value of certain rotable spare parts. The $35 million line of credit replaced a previous $20 million line of credit and will expire on September 30, 2001, or upon termination of the United Express marketing agreement, whichever is sooner. The interest rate on this line is LIBOR plus .75% to 1.75% depending on the Company's fixed charge coverage ratio. At June 30, 2000 this interest rate was 8.18%. The Company pledged $2.9 million of this line of credit to collateralize letters of credit issued on behalf of the Company by a financial institution. As of June 30, 2000, the available amount of credit under the line was $32.1 million. As of June 30, 2000 there were no outstanding borrowings on the $35 million line of credit.

As of June 30, 2000, the Company had firm orders for 37 Canadair Regional Jets ("CRJs") with delivery dates scheduled through 2002, in addition to the 29 previously delivered, and options for 27 additional CRJs. Seventeen of the 37 firm ordered aircraft are for the United Express operation and 20 are for the Delta Connection operation. The value of the remaining 37 undelivered aircraft on firm order as of that date was approximately $ 700 million. (See Footnote 9 Subsequent Events.)

As of June 30, 2000, the Company also had a firm order with Fairchild Aerospace Corporation for 21 Fairchild Dornier 32 seat 328JET regional jet aircraft ("328JET") with delivery dates scheduled through 2001, in addition to the 4 previously delivered, and a conditional order for fifteen 328JET and 40 Fairchild Dornier 44 seat 428JET regional jet aircraft ("428JET"), and options for an additional 85 328JET/428JET jet aircraft. The value of the aircraft on firm order was approximately $200 million and the value of the aircraft in the conditional order (excluding the option aircraft) was approximately $600 million. The conditional portion of the Fairchild Aerospace order was contingent on the Company receiving United's approval to operate the 328JET/428JET aircraft in the United Express operation. The Company at its option may waive the condition and enter into commitments for firm delivery positions under the Fairchild agreement. (See Footnote 9 Subsequent Events.)

3.  NOTES RECEIVABLE

Included in notes receivable at December 31, 1999 was a note from the Metropolitan Washington Airports Authority for $4.7 million related to the financing of the construction costs of the regional terminal at Washington-Dulles airport. This note was paid in full in April 2000. The note receivable balance at December 31, 1999 also included a promissory note from an executive officer of the Company dated as of May 24, 1999 with a balance, including accrued interest, of $1.5 million. This note was paid in full during the first quarter of 2000.


4.  INCOME TAXES

For the six month period ended June 30, 2000, the Company had a combined effective tax rate for state and federal taxes of 39.6%, and a combined statutory tax rate for state and federal taxes of approximately 40%. The Company's effective tax rate for the six month period ended June 30, 1999 was 36.9% reflecting the application of certain 1998 and prior years state tax credits that were determined realizable in 1999.

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

Three months ended June 30,
(in thousands except for per share data)              1999        2000
 Income (basic)                                          $11,068   $12,029
   Interest expense on 7% Convertible Notes net of tax       208       208
effect
  Income (diluted)                                       $11,276   $12,237

   Weighted average shares outstanding (basic)            19,177    19,372
   Incremental shares related to stock options               845       834
   Incremental shares related to 7% Convertible            2,202     1,565
Notes
   Weighted average shares outstanding (diluted)          22,224    21,771


Six months ended June 30,
(in thousands except for per share data)              1999        2000
 Income (basic)                                          $13,943   $14,309
   Interest expense on 7% Convertible Notes net of tax       416       416
effect
  Income (diluted)                                       $14,359   $14,725

   Weighted average shares outstanding (basic)            19,310    19,000
   Incremental shares related to stock options             1,048       751
   Incremental shares related to 7% Convertible            2,202     1,884
Notes
   Weighted average shares outstanding (diluted)          22,560    21,635

6.   DEBT CONVERSION

          In July 1997, the Company issued $57.5 million aggregate principal amount of 7.0% Convertible Subordinated Notes due July 1, 2004 (the "Notes"), receiving net proceeds of approximately $55.6 million. The Notes were convertible into shares of Common Stock, par value $0.02, of the Company by the holders at any time prior to maturity, unless previously redeemed or repurchased, at a conversion price of $9 per share, subject to certain adjustments. On May 15, 2000, the Company called the remaining $19.8 million of Notes outstanding for redemption at 104% of face value effective July 3, 2000. The Noteholders elected to convert all of the Notes into common stock and approximately 2.2 million shares were issued in exchange for the Notes during the period May 25, 2000 to June 26, 2000. The Company recorded a reduction to paid-in-capital of approximately $471,000 for the unamortized debt issuance costs relating to the Notes in connection with their conversion.

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

8.  DELTA CONNECTION AGREEMENT

In November 1999, the Company reached a ten year agreement with Delta Air Lines, Inc. to operate regional jet aircraft as part of the Delta Connection program on a fee-per-departure basis. Under the fee-per-departure structure, the Company bears the risk to operate the flight schedule, and Delta assumes the risk of marketing and selling seats to the traveling public. Delta may terminate the agreement at any time if the Company fails to maintain certain performance standards, and may terminate without cause, effective no earlier than two years after commencement of operations, by providing 180 days notice to the Company. The Delta Connection agreement provides the Company with certain rights in the event of termination without cause. The Company has ordered 20 CRJs from Bombardier, Inc. and 25 328JETs from Fairchild Aerospace Corporation for this new venture. The Company established a new subsidiary, Atlantic Coast Jet, Inc. ("ACJet"), to operate as Delta
Connection. On July 21, 2000, ACJet completed the application and approval process with the applicable federal agencies and obtained authority to conduct scheduled passenger air transportation using 328JETs, and began commercial service as a Delta Connection carrier on August 1, 2000. The Company has taken delivery of seven 328JET aircraft as of August 1, 2000. These seven aircraft were financed under temporary leases with Fairchild Aerospace Corporation. The Company is in the process of obtaining permanent financing.


9.  SUBSEQUENT EVENTS

On July 6, 2000 the Company entered into six interest rate forward transactions maturing between August 2000 and January 2001 as an interest rate hedge designed to limit its exposure to interest rate changes on the anticipated issuance of permanent financing relating to the delivery of six aircraft. These transactions settle on the first day of the month in which the aircraft are scheduled to be delivered and have an aggregate notional value of $51 million. Effective gains or losses realized when permanent financing is obtained will be amortized over the term of the related aircraft lease or will be depreciated as part of the aircraft acquisition cost for owed aircraft. In August, the Company settled the first of these interest rate forward transactions by paying the counterparty approximately $35,000.

As of August 10, 2000, the Company was operating a fleet of 97 aircraft comprised of 30 CRJ's, seven 328JET's, 32 J41's and 28 J32's. In August 2000, the Company announced it had reached agreement with Bombardier, Inc. to acquire an additional 30 CRJ's, 3 of which are firm orders and 27 of which are conditional upon United Airlines approval which condition may be waived by the Company. With this additional order, as of August 10, 2000 the Company had firm orders for 39 CRJ's in addition to the 30 previously delivered, conditional orders for 27 CRJ's, and options for an additional 80 CRJ's. In addition, the Company also received additional option aircraft, bringing total options to 80 aircraft. Excluding the conditional aircraft, the value of the remaining 39 undelivered firm ordered aircraft is approximately $700 million.

The Company previously announced its order with Fairchild Aerospace Corporation for Fairchild Dornier 328JET and Fairchild Dornier 428JET aircraft. The 428JET aircraft was an aircraft under development, with initial deliveries scheduled for 2003. In August 2000, Fairchild notified the Company that it had made the decision to cancel the 428 program,  and  that  it  would not fulfill this  portion  of  the  order.
Fairchild also confirmed that this decision does not affect its 328JET program. As of August 10, 2000 the Company had firm orders for 18 328JETs in addition to the seven previously delivered, conditional orders for 15 328JETs, and options for an additional 85 328JETs. The cancellation of the 428JET program provides the Company with certain rights under the purchase agreement. The Company's August 2000 order for additional CRJs described above partially replaces the future capacity previously intended to be filled through 428JETs.

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations


                   Second Quarter Operating Statistics

                                                           Increase
Three months ended June 30,             1999       2000   (Decrease)

Revenue passengers carried               861,355   946,637       9.9%
Revenue passenger miles ("RPMs")         277,781   311,726      12.2%
(000's)
Available seat miles ("ASMs") (000's)    454,967   509,970      12.1%
Passenger load factor                      61.1%     61.1%        N/A
Break-even passenger load factor(1)        48.6%     50.1%    1.5 pts
Revenue per ASM (cents)                     20.0      22.4      12.0%
Yield (cents)                               32.7      36.6      11.9%
Cost per ASM (cents)                        16.2      18.8      16.0%
Average passenger fare                   $105.62   $120.62      14.2%
Average passenger segment (miles)            322       329       2.2%
Revenue departures (completed)            48,608    48,316     (0.6)%
Revenue block hours                       64,373    62,601     (2.8)%
Aircraft utilization (block hours)           9.0       7.8    (13.3)%
Average cost per gallon of fuel (cents)     68.2     101.0      48.1%
Aircraft in service (end of period)           80        93      16.2%

         (1) "Break-even passenger load factor" represents the percentage of ASMs which must be flown by revenue passengers for the airline to break-even at the operating income level.


Comparison of three months ended June 30, 2000, to three months ended June 30, 1999.

Results of Operations

           The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company's management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Factors that could cause the Company's future results to differ materially from the expectations described here include: the response of the Company's competitors to the Company's business strategy, market acceptance of new regional jet service, the costs of implementing jet service, the cost of fuel, United Airline's proposed merger with USAirways, Inc., the resulting effects on United and USAirway's regional carriers assuming the merger is completed, the demand for and performance of United Airlines' operations, the ability of the Company to obtain favorable financing terms for its aircraft, the ability of the aircraft manufacturers to deliver aircraft on schedule, the ability to identify, implement and profitably operate new business opportunities, the ability to hire and retain employees, satisfactory resolution of amendable union contracts, the weather, changes in and satisfaction of regulatory requirements including requirements relating to fleet expansion, general economic and industry conditions, and the factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

     General

          In the second quarter of 2000 the Company posted net income of $12.0 million compared to net income of $11.1 million for the second quarter of 1999. In the three months ended June 30, 2000, the Company earned pretax income of $19.9 million compared to $18.0 million in the three months ended June 30, 1999. Unit revenues, revenue per ASM ("RASM"), increased 12% to 22.4 cents, while unit costs, operating cost per ASM ("CASM"), increased 16.0% to 18.8 cents compared to the second quarter 1999. This resulted in operating margin decreasing to 17.7% for the second quarter of 2000 from 20.0% for the second quarter of 1999. Total passengers increased 9.9% in the second quarter of 2000 compared to the second quarter of 1999 to 946,637 passengers. The percentage increase in yield is primarily the result of generally higher business fares realized by airlines and improved yield management using United's Orion system compared to the second quarter 1999.

     Operating Revenues

           The Company's operating revenues increased 25.9% to $116.3 million in the second quarter of 2000 compared to $92.4 million in the second quarter of 1999. The increase resulted from a 12.1% increase in ASMs and an 11.9% increase in yield (ratio of passenger revenue to revenue passenger miles) while load factor remained the same at 61.1%.

          The increase in ASMs is the result of service expansion utilizing additional Canadair 50 seat Regional Jets ("CRJs"). The Company was operating 29 CRJs as of June 30, 2000 as compared to 20 as of June 30, 1999. The average aircraft stage length for all aircraft in the fleet increased 3% to 279 miles for the second quarter of 2000 as compared to 271 miles for the second quarter of 1999. The average aircraft stage length of the CRJ for the second quarters of 1999 and 2000 remained the same at 431 miles.

           Other revenues increased 51% reflecting the reimbursement from Delta Air Lines, Inc. of amounts incurred related to certain pilot training for the Delta Connection operation.

     Operating Expenses

           The Company's operating expenses increased 29.5% in the second quarter of 2000 compared to the second quarter of 1999 due primarily to: a 48.1% increase in the price per gallon of jet fuel coupled with a 17.1% increase in the average fuel burn rate to 213 gallons per hour; a 12.1% increase in ASMs; a 9.9% increase in passengers carried; and continued expenses for the certification and start-up of the ACJet operation. The increase in ASMs, passengers and burn rate reflects the net addition of nine CRJs into scheduled service since the end of the second quarter of 1999. A summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended June 30, 1999, and 2000 is as follows:

                                         Three Months ended June 30
                                          1999               2000
                                 Percent of    Cost   Percent of  Cost
                                  Operating  Per ASM  Operating  Per ASM
                                    Revenues (cents)   Revenues  (cents)

   Salaries and related costs          22.4%     4.5     22.5%      5.1
   Aircraft fuel                        8.6%     1.8     11.6%      2.6
   Aircraft maintenance and             6.8%     1.4      7.7%      1.8
 materials
   Aircraft rentals                    12.3%     2.5     12.1%      2.8
   Traffic commissions and related     15.1%     3.1     13.5%      3.1
 fees
F Facility rents and landing fees       4.9%     1.0      4.0%      0.9
   Depreciation and amortization        2.4%     0.4      2.3%      0.5
   Other                                7.5%     1.5      8.6%      2.0

 Total                                 80.0%    16.2     82.3%     18.8

           Cost per ASM increased 16.0% on a year-over-year basis to 18.8 cents during the second quarter of 2000 primarily due to a 48.1% increase in the year over year price per gallon of jet fuel and the continued expenses associated with the certification and start-up of ACJet.

          Salaries and related costs per ASM increased 13.3% to 5.1 cents in the second quarter of 2000 compared to 4.5 cents in the second quarter of 1999. In absolute dollars, salaries and related costs increased 26.8% from $20.7 million in the second quarter of 1999 to $26.2 million in the second quarter of 2000. The increase resulted primarily from additional flight crews, customer service personnel and maintenance personnel to support the Company's already increased and future level of operations including ACJet.

          The cost per ASM of aircraft fuel increased to 2.6 cents in the second quarter of 2000 compared to 1.8 cents in the second quarter of 1999. In absolute dollars, aircraft fuel expense increased 68.8% from $8.0 million in the second quarter of 1999 to $13.5 million in the second quarter of 2000. The increased fuel expense resulted from the 48.1% increase in the average cost per gallon of fuel from 68.2 cents to $1.01 including applicable taxes and into-plane fees and the 17.1% increase in the average burn rate per hour of jet fuel consumed. The Company hedged approximately 14% of its jet fuel requirements for the second quarter of 2000 as compared to hedging approximately 80% of its jet fuel requirements for the second quarter of 1999. The Company reduced its fuel expense by approximately $328,000 during the second quarter of 2000 as a result of its fuel hedging activity as compared to incurring approximately $45,000 in additional costs during the second quarter of 1999. There can be no assurance that future increases in fuel prices will not adversely affect the Company's operating expenses. The Company has entered into additional hedge transactions to reduce its exposure to fuel price increases during the remainder of 2000. See "Other Commitments".

           The cost per ASM of aircraft maintenance and materials increased to 1.8 cents in the second quarter of 2000 compared to 1.4 cents in the second quarter of 1999. In absolute dollars, aircraft maintenance and materials expense increased 41.4% from $6.3 million in the second quarter of 1999 to $8.9 million in the second quarter of 2000. The increased expense resulted from the increase in the size of the total fleet, introduction of a maintenance contract covering the GE engines operating on the CRJ fleet, and the continual increase in the average age of the jet and turboprop fleets including the expiration of the manufacturer's warranty on nine CRJ's.

          The cost per ASM of aircraft rentals increased 12% to 2.8 cents for the second quarter of 2000 compared to 2.5 cents for the second quarter of 1999. In absolute dollars, aircraft rentals increased 23.9% from $11.3 million in the second quarter of 1999 to $14.1 million in the second quarter of 2000, reflecting the addition of the eight CRJ since June 30, 1999 and four 328JET aircraft during the second quarter of 2000. The 328JET aircraft are part of the ACJet operation, which were not in revenue service during the second quarter and therefore contributed zero ASMs, however the lease costs are included in aircraft rentals for the period.

           The cost per ASM of traffic commissions and related fees remained the same at 3.1 cents for the second quarter of 2000 and the second quarter of 1999. In absolute dollars, traffic commissions and related fees increased 12.8% from $13.9 million in the second quarter of 1999 to $15.7 million in the second quarter of 2000. The increase resulted from a 25.5% increase in passenger revenues and a 9.9% increase in revenue passengers. These increases were partially offset by a reduction in the travel agency commission rate.

           The cost per ASM of facility rents and landing fees decreased from 1.0 cents in the second quarter of 1999 to 0.9 cents in the second quarter of 2000. In absolute dollars, facility rents and landing fees increased 1.4% from $4.5 million in the second quarter of 1999 to $4.6 million in the second quarter of 2000.

           The cost per ASM of depreciation and amortization increased to
0.5 cents for the second quarter of 2000 from 0.4 cents for the second quarter of 1999. In absolute dollars, depreciation and amortization increased 21.7% from $2.2 million in the second quarter of 1999 to $2.6 million in the second quarter of 2000 primarily as a result of additional rotable spare parts associated with the CRJs and the purchase of two CRJs in the second half of 1999.

           The cost per ASM of other operating expenses increased to 2.0 cents in the second quarter of 2000 from 1.5 cents in the second quarter of 1999. In absolute dollars, other operating expenses increased 45.3% from $6.9 million in the second quarter of 1999 to $10.1 million in the second quarter of 2000. The increased costs result primarily from the 9.9% increase in revenue passengers which resulted in higher passenger handling costs and $1.4 million in continued expenses for ACJet pre-operating activities including regulatory compliance, employee recruitment, training, establishment of operating infrastructure, establishment of third party contractual arrangements, and aircraft proving runs.

           As a result of the foregoing changes in operating expenses and a 12.1% increase in ASMs, total cost per ASM increased to 18.8 cents in the second quarter of 2000 compared to 16.2 cents in the second quarter of 1999. In absolute dollars, total operating expenses increased 29.5% from $73.9 million in the second quarter of 1999 to $95.7 million in the second quarter of 2000.

          The Company's combined effective tax rate for state and federal taxes during the second quarter of 2000 was approximately 39.6% as compared to 38.4% for the second quarter of 1999. This increase is due to the application of certain 1998 and prior, state tax credits that were determined realizable in 1999. The Company anticipates that it may qualify for additional state tax credits which, if they materialize, will have the effect of lowering the effective tax rate below 40% for the third and fourth quarters of 2000.

Six Months Operating Statistics
                                                               Increase
                                                              (Decrease)
Six months ended June 30,                     1999       2000  % Change
Revenue passengers carried               1,511,227  1,712,566      13.3%
Revenue passenger miles ("RPMs")           487,053    559,331      14.8%
(000's)
Available seat miles ("ASMs") (000's)      851,100    992,802      16.6%
Passenger load factor                        57.2%      56.3%  (0.9) pts
Break-even passenger load factor(2)          48.7%      49.4%    0.7 pts
Revenue per ASM (cents)                       19.1       20.6       7.9%
Yield (cents)                                 33.4       36.6       9.6%
Cost per ASM (cents)                          16.6       18.5      11.5%
Average passenger fare                     $107.74     119.65      11.1%
Average passenger segment (miles)              322        327      1.61%
Revenue departures                          91,391     94,953       3.9%
Revenue block hours                        121,366    122,697       1.1%
Aircraft utilization (block hours)             8.7        7.9     (9.2%)
Average cost per gallon of fuel (cents)       66.9      103.3      54.3%
Aircraft in service (end of period)             80         93      16.3%

          (2) "Break-even passenger load factor" represents the percentage of ASMs which must be flown by revenue passengers for the airline to break-even at the operating income level.


Comparison of six months ended June 30, 1999, to six months ended June
30, 2000.

Results of Operations

     General

           In the first half of 2000, the Company posted net income of $14.3 million compared to income of $14.8 million, excluding the cumulative effect of an accounting charge of $888,000 prescribed by Statement of Position 98-5, for the first half of 1999. For the six months ended June 30, 2000, the Company earned pretax income of $23.7 million compared to $23.5 million for the six months ended June 30, 1999. Unit revenues, RASM, increased 7.9% to 20.6 cents period over period, while unit costs, CASM, increased 11.5% to 18.5 cents period over period. This resulted in the operating margin decreasing to 12.1% for the first half of 2000 from 14.6% for the first half of 1999.

     Operating Revenues

           The Company's operating revenues increased 26.3% to $208.8 million in the first half of 2000 compared to $165.4 million in the first half of 1999. The increase resulted from a 16.6% increase in ASMs and a 9.6% increase in yield, partially offset by a decrease in load factor of
0.9 percentage points.

           The increase in ASM's is the result of service expansion utilizing the CRJ. The Company was operating 29 CRJ's as of June 30, 2000 as compared to 20 as of June 30, 1999. The longer stage length of the CRJ results in the average aircraft stage length for the first half of 2000 increasing 2.3% over the first half of 1999 to 279 miles.

          The period over period percentage increase in yield is primarily the result of generally higher business fares realized by airlines as a result of the near industry-wide implementation of a fuel surcharge in February 2000, and improved yield management using United's Orion system compared to the first six months of 1999. Total passengers increased 13.3% in the first half of 2000 compared to the first half of 1999.

           Other revenues increased 51.4% reflecting the reimbursement from Delta Air Lines, Inc. of amounts incurred related to pilot training for the Delta Connection operation.


     Operating Expenses

           The Company's operating expenses increased 30.1% in the first half of 2000 compared to the first half of 1999 due primarily to: a 54.3% increase in the price per gallon of jet fuel coupled with a 16.6%
increase in the average fuel burn rate to 210 gallons per hour; a 16.6% increase in ASMs; a 13.3% increase in passengers carried; and continued expenses for the certification and start-up of the ACJet operation. The increase in ASMs, passengers and burn rate reflects the net addition of nine CRJs into scheduled service since June 30, 1999.

A summary of operating expenses as a percentage of operating revenues and cost per ASM for the six months ended June 30, 1999, and 2000 is as follows:

                                          1999               2000
                                  Percent of    Cost  Percent of    Cost
                                  Operating   Per ASM Operating   per ASM
                                    Revenues  (cents)   Revenues  (cents)
<
   Salaries and related costs          24.4%     4.7     24.2%      5.1
   Aircraft fuel                        8.8%     1.7     12.7%      2.7
   Aircraft maintenance and             7.5%     1.5      8.1%      1.7
 materials
   Aircraft rentals                    13.1%     2.6     12.8%      2.7
   Traffic commissions and related     15.6%     3.0     13.9%      2.9
 fees
F Facility rents and landing fees       5.2%     1.0      4.4%      0.9
   Depreciation and amortization        2.5%     0.5      2.5%      0.5
   Other                                8.3%     1.6      9.3%      2.0
 Total                                 85.4%    16.6     87.9%     18.5

           Cost per ASM increased 11.5% to 18.5 cents during the first half of 2000 compared to 16.6 cents during the first half of 1999 primarily due to a 54.3% increase in the year over year price per gallon of jet fuel and the continued expenses associated with the certification and start-up of ACJet.

           Salaries and related costs per ASM increased 8.5% to 5.1 cents in the first half of 2000 compared to the first half of 1999. In absolute dollars, salaries and related costs increased 25.1% from $40.3 million in the first half of 1999 to $50.4 million in the first half of 2000. The increase resulted primarily from additional flight crews, customer service personnel and maintenance personnel to support the Company's already increased and future level of operations including ACJet.

           The cost per ASM of aircraft fuel increased 58.8% to 2.7 cents for the first half of 2000 as compared to 1.7 cents for the first half of 1999. In absolute dollars, aircraft fuel expense increased 82% from $14.6 million in the first half of 1999 to $26.6 million in the first half of 2000. The increased fuel expense resulted from the 54.3% increase in the average cost per gallon of fuel from 66.9 cents to $1.03 including applicable taxes and into-plane fees, and the 16.6% increase in the average burn rate per hour of jet fuel. The Company hedged approximately 6.5% of its jet fuel requirements for the first half of 2000 as compared to hedging approximately 77% of its jet fuel requirements for the first half of 1999. The Company reduced its fuel expense by approximately
$328,000 during the first half of 2000 as a result of its fuel hedging activity as compared to incurring approximately $595,000 in additional costs during the first half of 1999. There can be no assurance that future increases in fuel prices will not adversely affect the Company's operating expenses. The Company has entered into additional hedge transactions to reduce its exposure to fuel price increases during the remainder of 2000. See "Other Commitments".

           The cost per ASM of aircraft maintenance and materials increased 13.3% to 1.7 cents in the first half of 2000 compared to the first half of 1999. In absolute dollars, aircraft maintenance and materials expense increased 37.5% from $12.4 million in the first half of 1999 to $17.0 million in the first half of 2000. The increased expense resulted from the increase in the size of the total fleet, introduction of a maintenance contract covering the GE engines operating on the CRJ fleet effective in the third quarter 1999, and the continual increase in the average age of the jet and turboprop fleets including the expiration of the manufacturer's warranty on nine CRJ's.

          The cost per ASM of aircraft rentals increased to 2.7 cents for the first half of 2000 compared to 2.6 cents for the first half of 1999. In absolute dollars, aircraft rental expense increased 23.3% to $26.8 million. The increase is the result of adding eight CRJ since June 30, 1999 and four 328JET aircraft during the second quarter 2000. The 328JET aircraft are part of the ACJet operation, which were not in revenue service during the first half of 2000 and therefore contributed zero ASMs, however the lease costs are included in aircraft rentals for the period.

           The cost per ASM of traffic commissions and related fees decreased to 2.9 cents in the first half of 2000 compared to 3.0 cents in the first half of 1999. In absolute dollars, traffic commissions and related fees increased 12.2%, from $25.8 million in the first half of 1999 to $29.0 million in the first half of 2000. The increase resulted from a 25.9% increase in passenger revenues and a 13.3% increase in passengers.

           The cost per ASM of facility rents and landing fees decreased 10%, from 1.0 cent in the first half of 1999 to 0.9 cent for the first half of 2000. In absolute dollars, facility rents and landing fees increased 6.0% from $8.6 million in the first half of 1999 to $9.1 million in the first half of 2000. The increased costs result primarily from the 3.9% increase in the number of departures and to the heavier landing weight of the CRJ aircraft.

          The cost per ASM of depreciation and amortization remained the same at 0.5 cents. In absolute dollars, depreciation and amortization increased 27.2% from $4.1 million in the first half of 1999 to $5.2 million in the first half of 2000 primarily as a result of additional rotable spare parts and engines associated with the CRJs and the purchase of one CRJ in the second half of 1999.

           The cost per ASM of other operating expenses increased to 2.0 cents in the first half of 2000 from 1.6 cents in the first half of 1999. In absolute dollars, other operating expenses increased 42.7% from $13.7 million in the first half of 1999 to $19.5 million in the first half of 2000. The increased costs result primarily from the 13.3% increase in revenue passengers which resulted in higher passenger handling costs and $3.0 million in expenses for ACJet pre-operating activities including regulatory compliance, employee recruitment, training, establishment of operating infrastructure, establishment of third party contractual arrangements, and aircraft proving runs.

          As a result of the foregoing changes in operating expenses, and a 16.6% increase in ASMs, total cost per ASM increased to 18.5 cents in the first half of 2000 compared to 16.6 cents in the first half of 1999. In absolute dollars, total operating expenses increased 30.1% from $141.2 million in the first half of 1999 to $183.7 million in the first half of 2000.

          The Company's combined effective tax rate for state and federal taxes during the first half of 2000 was approximately 39.6% as compared to 36.9% for the first half of 1999. This increase is due to the application of certain 1998 and prior, state tax credits that were determined realizable in 1999. The Company anticipates that it may qualify for additional state tax credits which, if they materialize, will have the effect of lowering the effective tax rate below 40% for the third and fourth quarters of 2000.

          In January 1999, the Company recorded a charge for the remaining unamortized balance of approximately $888,000, net of income tax, associated with previously deferred preoperating costs.


Outlook

          This outlook section contains forward-looking statements which are subject to the risks and uncertainties set forth above on pages 11 and 12.

          As of August 10, 2000, the Company was operating a fleet of 97 aircraft comprised of 30 CRJ's, seven 328JET's, 32 J41's and 28 J32's. In August 2000, the Company announced it had reached agreement with Bombardier, Inc. to acquire an additional 30 CRJ's, 3 of which are firm orders and 27 of which are conditioned upon United Airlines approval, which condition may be waived by the Company. With this additional order, as of August 10, 2000 the Company had firm orders for 39 CRJ's in addition to the 30 previously delivered, conditional orders for 27 CRJ's, and options for an additional 80 CRJ's. The continued delivery of these additional jet aircraft into the United Express and Delta Connection programs will expand the Company's business into new markets and increase capacity in existing markets. In general, service to new markets and increased capacity to existing markets will result in increased operating expense that may not be immediately offset by increases in operating revenues.

          The Company previously announced its order with Fairchild Aerospace Corporation for 328JET and 428JET aircraft. The 428JET aircraft was an aircraft under development, with initial deliveries scheduled for 2003. In August 2000, Fairchild notified the Company that it had made the decision to cancel the 428 program, and that it would not fulfill this portion of the order. Fairchild also confirmed that this decision does not affect its 328JET program. As of August 10, 2000 the Company had firm orders for 18 328JETs in addition to the seven previously delivered, conditional orders for 15 328JETs, and options for an additional 85 328JETs. The cancellation of the 428JET program provides the Company with certain rights under the purchase agreement. The Company's August 2000 order for additional CRJs described above partially replaces the future capacity previously intended to be filled through 428JETs.

          The Company continues to assess plans to phase out its 28 leased 19 seat J32 aircraft used in the United Express operation by the end of 2001. The Company continues to analyze its phase-out plan, including quantification of expected costs related to the removal of the J32 from the fleet. The timing of approval by United to operate the 328JET and/or additional CRJ aircraft as United Express will also be a factor in analyzing the J32 phase-out plan. The Company expects to conclude its assessment of phase out plans by the end of 2000.

          During the first seven months of 2000, ACJet was engaged in pre-
operating   activities   including   regulatory   compliance,    employee
recruitment,   training,   establishment  of  operating   infrastructure,
establishment of third party contractual arrangements, and aircraft proving runs. During the first quarter of 2000, ACJet was issued a certificate of public convenience and necessity by the DOT. On July 21, 2000, ACJet received its FAA operating certificate for the 328JETs after demonstrating that it has the necessary organization and technical ability to safely provide air transportation, and satisfying certain environmental requirements. Initial Delta Connection service to Richmond, VA, Columbia, SC, and Greensboro, NC from New York's LaGuardia Airport commenced on August 1, 2000. Service to Portland, ME, Providence, RI, and Greenville, SC will commence in mid August.

          During August 2000 United Airlines announced that a combination of issues related to labor negotiations, unusually severe weather, record numbers of passengers and a strained air traffic system have had a major impact on its operations throughout the summer. United has cancelled or delayed many recent flights, and has reduced its flight schedule through October. United has stated that the future flight cancellations are in response to a shortage of United's pilots due to its pilots' refusal to work overtime pending labor negotiations. The Company's labor force is not covered by agreements affecting United's work force. Therefore, while United's labor issues have not directly affected the Company's flight operations, the effect, if any, on the Company's revenues of the issues affecting United, and the surrounding publicity, is uncertain.

          A number of competitive and regulatory developments are affecting the markets and environment in which the Company competes. In May 2000, United Airlines and US Airways announced their intentions to merge. Subsequently other major airlines have indicated that they are engaging in merger discussions. It is not clear whether the United-USAirways merger will be consummated, or whether other major airlines will also merge. If the United-USAirways merger is completed, the implications for the regional airlines with code share agreements with these two major airlines is also uncertain. The Company believes that its agreements with United Airlines for its United Express franchise and with Delta Airlines for its Delta Connection franchise position it favorably for continued success even if industry consolidation does occur.

          Beginning  in  2000,  US  Airways  began  a  reduction  in  its
Washington-Dulles operation, and has continued to reduce flights throughout the year. As of August 1, 2000 US Airways competed with the Company in 14 markets from Washington-Dulles. This has reversed USAirway's expansion at Washington-Dulles that took place during 1999. The number of markets in which US Airways competed with the Company from Washington-Dulles had increased from five at December 31, 1998 to 21 at December 31, 1999. The increased competition came from US Airways Mainline, Shuttle, MetroJet, and US Airways Express.

          Four of the nation's busiest airports are subject to FAA regulations limiting the number of hourly take off and landings. The Company conducts flight operations at three of the four airports--New York's LaGuardia and JF Kennedy (JFK) airports and Chicago's O'Hare airport. The right to conduct a take off or landing during a certain time of the day is called a slot. Legislation granting the Secretary of Transportation authority to grant exemptions from these FAA rules was recently enacted in May 2000. As a result the DOT has provisionally granted exemptions from the FAA rules to all carriers that qualify under the statute for an exemption. Essentially a carrier is entitled to exemption slots to serve LaGuardia, JFK and O'Hare if the carrier operates with small equipment (less than 71 seats) to defined small airports if the carrier did not previously provide such service. Also carriers that had not previously served any of the three airports or did not offer more than 10 flights per day to such airport can do so by operating up to 10 flights per day at each airport to communities of any size. In addition, the legislation provides that all FAA slot controls will be eliminated at O'Hare after July 1, 2002 and after January 1, 2007 for LaGuardia and JFK. The Company has utilized this legislation to add service from Chicago O'Hare to Columbia, SC, Greenville/Spartanburg, SC, and Tulsa, OK, and has increased flying in other O'Hare markets. The Company also filed as a Delta Connection carrier to conduct additional operations at LaGuardia. In addition to the opportunities the new law affords the Company it will also increase competitive pressure at these airports, the effect of which cannot be determined at this time. The company continues to evaluate additional growth opportunities made available by this legislation.

          Fuel price increases in the second half of 1999 and to date in 2000 have had a material impact on cost of operations throughout the airline industry. In February 2000, most airlines including the Company implemented a fuel surcharge of $10 each way on most domestic non-sale airfares. The Company's results will continue to be affected by fuel price volatility. In October 1999, the Company entered into commodity swap transactions to hedge price changes on approximately 13,300 barrels of crude oil per month for the second quarter 2000 and on approximately 23,300 barrels of crude oil per month for the third quarter 2000. The contracts provide for an average fixed price equal to approximately 52.6 cents per gallon for the second quarter of 2000 and 51 cents per gallon for the third quarter of 2000. The Company reduced its total cost of fuel in the second quarter 2000 by approximately $328,000. With the remaining transaction and taking into account that Delta Air Lines, Inc. bears the economic risk of fuel price fluctuations for future fuel requirements associated with the Delta Connection program, the Company has limited its exposure to fuel price increases on approximately 26% of its anticipated jet fuel requirements for the third quarter 2000, and 18% for the fourth quarter of 2000.


Liquidity and Capital Resources

          As of June 30, 2000, the Company had cash, cash equivalents and short-term investments of $60.1 million and working capital of $69.6 million compared to $44.7 million and $55.2 million respectively as of June 30, 1999. During the first six months of 2000, cash and cash equivalents increased by $2.7 million, reflecting net cash provided by operating activities of $14.8 million, net cash used in investing activities of $9.8 million, and net cash used in financing activities of $2.4 million. The net cash provided by operating activities is primarily the result of net income for the period of $14.3 million, an increase of $12.1 million in accrued liabilities resulting from the increased operation and an increase in income taxes payable, and non cash depreciation and amortization expenses of $5.5 million, offset by an $7.0 million increase in prepaid expenses related to aircraft rent and a $10.7 million increase in receivables due to the increase in passenger revenues. In order to minimize total aircraft rental expense over the entire life of the related aircraft leveraged lease transactions, the Company has uneven semiannual lease payment dates of January 1 and July
1. Approximately 37% of the Company's annual lease payments are due in January and 26% in July. The net cash used in investing activities consisted primarily of the purchase of property and equipment including aircraft spare parts, and aircraft deposits related to the aircraft on order. Financing activities consisted primarily of proceeds from the exercise of stock options, offset by the repurchase of the Company's stock under the stock repurchase program and payments on long term debt and capital lease obligations.

     Other Financing

In February 1999, the Company entered into an asset-based lending agreement with a financial institution that provides the Company with a line of credit for up to $35 million depending on the amount of assigned ticket receivables and the value of certain rotable spare parts. The $35 million line of credit replaced a previous $20 million line of credit and was originally set to expire on September 30, 2000. On July 1, 2000 the line of credit was automatically renewed for one additional year, under the existing terms, to now expire on September 30, 2001. The interest rate on this line is LIBOR plus from .75% to 1.75% depending on the Company's fixed charge coverage ratio. The Company has pledged $2.9 million of the line of credit to collateralize letters of credit issued on behalf of the Company by a financial institution. As of June 30, 2000, the available amount of credit under the $35 million line was $32.1 million.

          In July 1997, the Company issued $57.5 million aggregate principal amount of 7.0% Convertible Subordinated Notes due July 1, 2004 (the "Notes"), receiving net proceeds of approximately $55.6 million. The Notes were convertible into shares of Common Stock, par value $0.02, of the Company by the holders at any time prior to maturity, unless previously redeemed or repurchased, at a conversion price of $9 per share, subject to certain adjustments. On May 15, 2000, the Company called the remaining $19.8 million of Notes outstanding for redemption at 104% of face value effective July 3, 2000. The Noteholders elected to convert all of the Notes into common stock and approximately 2.2 million shares were issued in exchange for the Notes during the period May 25, 2000 to June 26, 2000.

     Other Commitments

          On July 6, 2000 the Company entered into six interest rate forward transactions maturing between August 2000 and January 2001 as an interest rate hedge designed to limit its exposure to interest rate changes on the anticipated issuance of permanent financing relating to the delivery of six aircraft. These transactions settle on the first day of the month in which the aircraft will be delivered and have an aggregate notional amount of $51 million. Effective gains or losses realized when permanent financing is obtained will be amortized over the term of the related aircraft lease or will be depreciated as part of the aircraft acquisition cost for owed aircraft. In August, the Company settled the first of these bond forward transactions by paying the counterparty approximately $35,000.

          In October 1999, the Company entered into commodity swap transactions to hedge price changes on approximately 23,300 barrels of crude oil per month for the period July through September 2000. The contracts provide for an average fixed price equal to approximately 51 cents per gallon. With these transactions and taking into account that Delta Air Lines, Inc. bears the economic risk of fuel price fluctuations for future fuel requirements associated with the Delta Connection program, the Company has limited its exposure to fuel price increases on approximately 26% of its anticipated jet fuel requirements for the third quarter 2000; and 18%, for the fourth quarter of 2000. Had the commodity swap transactions settled on June 30, 2000, the Company would have realized a reduction of approximately $826,000 in fuel expense.

     Aircraft

     As of August 10, 2000, the Company had a total of 39 CRJs on firm order, 27 CRJs on conditional order, and held options for 80 additional CRJs. The Company also had on firm order with Fairchild Aerospace Corporation, 18 328JETs, and a conditional order for 15 328JETs, and held options for 85 328JETs. The Company is obligated to purchase and finance (including the possible use of leveraged leases) the 57 firm ordered aircraft at an approximate capital cost of $900 million. The Company expects to take delivery of eight CRJ's and seven 328JET's during the remainder of 2000, and anticipates leasing these deliveries on terms similar to previously delivered aircraft. Scheduled deliveries for future years excluding conditional and option aircraft are 18 CRJ's and 11 328JET's in 2001 and 13 CRJ's in 2002.

          The conditional order for 27 CRJ aircraft is conditioned on the Company receiving United's approval to operate the additional jets as United Express. The value of the aircraft in the conditional order (excluding the option aircraft) is approximately $500 million. The Company at its option may waive the condition and enter into commitments for firm delivery positions.

Capital Equipment and Debt Service

          Capital expenditures for the first six months of 2000 were $7.5 million compared to $23.4 million for the same period in 1999. Capital expenditures for 2000 include, spare jet engines, rotable spare parts for the CRJ, 328JET, and J-41 aircraft, ground equipment, and computer and office equipment. Capital expenditures for the first six months of 1999 included the purchase of a CRJ aircraft. For the remainder of 2000, the Company anticipates spending approximately $14 million for: rotable spare parts related to the CRJ, 328JET, and J-41 aircraft, ground service equipment, facilities, leasehold improvements, telecommunications systems, computers and software.

          Debt service including capital leases, for the six months ended June 30, 2000 was $2.8 million compared to $2.2 million in the same period of 1999.

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

          In July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" which defers the effective date of Statement No. 133 by one year. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment to FASB Statement No. 133", which provides additional guidance and amendments to Statement No. 133. Therefore, the Company will adopt Statement No. 133 during its first quarter of fiscal 2001 and is currently assessing the impact this statement will have on interest rate swaps and any future hedging contracts that may be entered into by the Company.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          The Company's principal market risk results from changes in jet fuel pricing and in interest rates.

          For 2000, the Company has hedged a portion of its exposure to jet fuel price fluctuations by entering into commodity swap contracts for approximately 8% of its estimated 2000 fuel requirements for the United Express program. The swap contracts are designed to provide protection against sharp increases in the price of jet fuel. In addition, Delta Air Lines, Inc. bears the economic risk of fuel price fluctuations for the fuel requirements of the Company's Delta Connection program. Based on the Company's projected fuel consumption for the year 2000, a one-cent increase in the average annual price per gallon of jet fuel would increase the Company's annual aircraft fuel expense by approximately $606,000.

          The Company's exposure to market risk associated with changes in interest rates relates to the Company's commitment to acquire regional jets. The Company has periodically entered into put and call contracts and bond forward transactions designed to limit the Company's exposure to interest rate changes until permanent financing is secured upon delivery of the CRJs. The Company had no call contracts or forward transactions outstanding at the end of the second quarter.
          .

                  ATLANTIC COAST AIRLINES HOLDINGS, INC.
                   FISCAL QUARTER ENDED June 30, 2000


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings.

           The Company is a party to routine litigation incidental to its business, none of which the Company believes is likely to have a material effect on the Company's financial position.


     ITEM 2.  Changes in Securities.

          > In July 1997, the Company issued $57.5 million aggregate principal amount > of 7.0% Convertible Subordinated Notes due July 1, 2004 (the "Notes"), > receiving net proceeds of approximately $55.6 million. The Notes are > convertible into shares of Common Stock, par value $0.02, of the Company > by the holders at any time prior to maturity, unless previously redeemed > or repurchased, at a conversion price of $9 per share, subject to certain > adjustments. On May 15, 2000, the Company called the remaining $19.8 million of Notes outstanding for redemption at 104% > of face value effective July 3, 2000. The Noteholders elected to convert all of the Notes into common stock and approximately 2.2 million shares were issued in exchange for the Notes.


     ITEM 3.  Defaults Upon Senior Securities.

          None to report.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

           The annual meeting of shareholders of the Company was held in Herndon, Virginia on May 24, 2000. Of the 18,681,291 shares of common stock outstanding and entitled to vote on the record date, 17,028,545 were present by proxy. Those shares were voted on the matters before the meeting as follows:

1.      Election of Directors                For            Withheld
        Kerry B. Skeen                       16,962,015          66,530
        Thomas J. Moore                      16,978,316          50,229
        C. Edward Acker                      16,972,822          55,723
        Robert     E.     Buchanan           16,979,286          49,259
        Susan MacGregor Coughlin             16,979,136          49,409
        Daniel L. McGinnis                   16,977,036          51,509
        James C. Miller                      16,979,056          49,489
        Judy Shelton                         16,976,806          51,739
        John M. Sullivan                     16,979,286          49,259

2.   To ratify adoption of the Company's 2000 Stock Incentive Plan.

        For            Against        Abstain        Not Voted
        10,003,863     4,730,627      27,427         2,266,628


3. To ratify appointment of KPMG, LLP as the Company's independent auditors for the current year.
               For                 Against             Abstain
               17,004,933          18,427              5,185


     ITEM 5. Other Information.

          None to report.


     ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               10.24(a)  ACAI 2000 Stock Incentive Plan
               27.1      Financial Data Schedule.

          (b)  Reports on Form 8-K

               8K filed July 11, 2000 re 7% Note conversion

                               SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ATLANTIC COAST AIRLINES HOLDINGS, INC.



August 11, 2000                    By:  /S/ Richard J. Surratt
                                   Richard J. Surratt
                                   Senior Vice President and Chief
Financial Officer


August 11, 2000                    By:  /S/ Kerry B. Skeen
                                   Kerry B. Skeen
                                   Chairman and Chief Executive
Officer