Form 10-Q
period 2000-09-30
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 2000-11-13
CIK 904020

Page 1
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                    Yes   X        No

As of November 10, 2000 there were 21,203,282 shares of common stock, par value $.02 per share, outstanding.

       Part I.  Financial Information
         Item 1. Financial Statements
                                   Atlantic Coast Airlines Holdings, Inc.
                                    Condensed Consolidated Balance Sheets

                                               December 31,  September 30,
(In thousands except for share data and par        1999           2000
values)                                                        (Unaudited)
Assets
Current:
    Cash and cash equivalents                  $  57,447      $  65,039
    Accounts receivable, net                      31,023         42,790
    Expendable parts and fuel inventory,           4,114          6,722
net
    Prepaid expenses and other current             6,347         14,782
assets
    Notes receivable                               6,239              -
    Deferred tax asset                             2,850          3,169
        Total current assets                     108,020        132,502
Property and equipment at cost, net of
accumulated depreciation and amortization        133,160        141,645
Intangible assets, net of accumulated              2,232          2,129
amortization
Debt issuance costs, net of accumulated            3,309          2,671
amortization
Aircraft deposits                                 38,690         48,420
Other assets                                       8,342         10,037
        Total assets                           $ 293,753      $ 337,404
Liabilities and Stockholders' Equity
Current:
    Accounts payable                           $   5,343      $   8,349
    Current portion of long-term debt              4,758          4,340
    Current portion of capital lease               1,627          1,507
obligations
     Accrued aircraft early retirement                 -          2,340
costs
    Accrued liabilities                           35,852         48,658
        Total current liabilities                 47,580         65,194
Long-term debt, less current portion              87,244         64,373
Capital lease obligations, less current            5,543          4,403
portion
Deferred tax liability                            12,459         12,619
Accrued aircraft early retirement costs                -          5,820
Deferred credits, net                             15,403         22,098
        Total liabilities                        168,229        174,507
Stockholders' equity:
Common stock: $.02 par value per share;
shares authorized 65,000,000;shares issued
21,083,927and 23,613,425 respectively;
shares outstanding 18,628,261 and                    421            471
21,090,259 respectively
Additional paid-in capital                        89,126        110,670
Less: Common stock in treasury, at cost,
2,455,666 shares and 2,523,166 shares,           (34,106)       (35,302)
respectively
Retained earnings                                 70,083         87,058
        Total stockholders' equity               125,524        162,897
        Total liabilities and stockholders'    $ 293,753     $  337,404
equity

         See accompanying notes to the condensed consolidated financial statements.
                                    Atlantic Coast Airlines Holdings, Inc.
                           Condensed Consolidated Statements of Operations
                                                               (Unaudited)

Three months ended September  30,
 (In thousands, except for per share data)             1999          2000
Operating revenues:
Passenger                                          $ 89,758     $ 112,749
Other                                                 1,264         2,607
   Total operating revenues                          91,022       115,356
Operating expenses:
Salaries and related costs                           21,763        28,370
Aircraft fuel                                         8,715        16,720
Aircraft maintenance and materials                    5,272         9,286
Aircraft rentals                                     11,625        15,435
Traffic commissions and related fees                 14,633        15,577
Facility rents and landing fees                       4,590         5,274
Depreciation and amortization                         2,350         2,901
Other                                                 7,542        10,882
Aircraft early retirement charge                          -         8,686
        Total operating expenses                     76,490       113,131
Operating income                                     14,532         2,225
Other income (expense):
Interest expense                                     (1,408)       (1,316)
Interest income                                         882         1,284
Other, net                                              (27)          (54)
Total other income (expense)                           (553)          (86)
Income before income tax provision                   13,979         2,139
Income tax provision (benefit)                        5,628          (527)
Net income                                          $ 8,351        $2,666
Income per share:
              -basic                                  $0.45         $0.13
              -diluted                                $0.40         $0.12

Weighted average shares used in computation:
              -basic                                 18,655        21,072
              -diluted                               21,632        21,932

     See accompanying notes to the condensed consolidated financial statements.

                                    Atlantic Coast Airlines Holdings, Inc.
                           Condensed Consolidated Statements of Operations
                                                               (Unaudited)

Nine months ended September 30,
 (In thousands, except for per share data)            1999          2000
Operating revenues:
Passenger                                         $ 252,571     $ 317,664
Other                                                 3,851         6,523
   Total operating revenues                         256,422       324,187
Operating expenses:
Salaries and related costs                           62,074        78,808
Aircraft fuel                                        23,335        43,321
Aircraft maintenance and materials                   17,638        26,294
Aircraft rentals                                     33,344        42,208
Traffic commissions and related fees                 40,459        44,554
Facility rents and landing fees                      13,171        14,371
Depreciation and amortization                         6,461         8,130
Other                                                21,231        30,420
Aircraft early retirement charge                          -         8,686
        Total operating expenses                    217,713       296,792
Operating income                                     38,709        27,395
Other income (expense):
Interest expense                                     (3,905)       (4,733)
Interest income                                       2,777         3,408
Other, net                                             (106)         (224)
Total other income (expense)                         (1,234)       (1,549)
Income before income tax provision and cumulative
   effect of accounting change                        37,475       25,846
Income tax provision                                  14,293        8,871
Income before cumulative effect of
   accounting change                                  23,182       16,975
Cumulative effect of accounting change, net of          (888)          -
income tax
Net income                                          $ 22,294      $16,975
Income per share:
 Basic:
   Income before cumulative effect of accounting       $1.21        $0.86
change
   Cumulative effect of accounting change              (0.04)          -
   Net income                                          $1.17        $0.86
 Diluted:
   Income before cumulative effect of accounting       $1.07        $0.80
change
   Cumulative effect of accounting change              (0.04)         -
   Net income                                          $1.03        $0.80

Weighted average shares used in computation:
              -basic                                  19,089       19,696
              -diluted                                22,159       21,726

     See accompanying notes to the condensed consolidated financial statements.
                    Atlantic Coast Airlines Holdings,
                                  Inc.
                       Condensed Consolidated Statements of Cash Flows
                                                           (Unaudited)

Nine months ended September 30,
(In thousands)                                       1999        2000
Cash flows from operating activities:
   Net income                                         $22,294   $16,975
   Adjustments to reconcile net income to net cash
provided by
     operating activities:
     Depreciation and amortization                      6,511     8,461
     Write off of preoperating costs                    1,486        -
     Amortization of deferred credits                    (785)   (1,159)
     Capitalized interest (net)                          (738)   (1,576)
     Other                                                901       239
     Changes in operating assets and liabilities:
       Accounts and notes receivable                   (5,523)   (6,907)
       Expendable parts and fuel inventory               (757)   (2,673)
       Prepaid expenses and other current assets       (8,753)   (8,501)
       Accounts payable                                 1,802    10,795
       Accrued liabilities                              8,560    12,655
       Accrued aircraft early retirement costs            -       8,160
Net cash provided by operating activities              24,998    36,469
Cash flows from investing activities:
   Purchases of property and equipment                (29,403)  (15,110)
   Funding Obligation for regional terminal            (7,751)      -
   Proceeds from sales of assets                        6,547       120
   Payments for aircraft deposits and other (net)     (17,267)   (9,830)
Net cash used in investing activities                 (47,874)  (24,820)
Cash flows from financing activities:
   Proceeds from issuance of long term debt            22,413       -
   Payments of long-term debt                          (3,162)   (3,471)
   Payments of capital lease obligations               (1,275)   (1,259)
   Deferred financing costs and other                    (239)      (80)
   Purchase of treasury stock                         (17,192)   (1,196)
   Proceeds from exercise of stock options              1,191     1,949
Net cash provided by (used in) financing                1,736    (4,057)
activities
Net increase (decrease) in cash and cash              (21,140)    7,592
equivalents
Cash and cash equivalents, beginning of period         64,412    57,447
Cash and cash equivalents, end of period             $ 43,272  $ 65,039

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


2.   OTHER COMMITMENTS

The Company periodically enters into a series of put and call contracts as an interest rate hedge designed to limit its exposure to interest rate changes on the anticipated issuance of permanent financing relating to the delivery of aircraft. As such, effective gains or losses realized when permanent financing is obtained will be amortized over the term of the related aircraft lease or will be depreciated as part of the aircraft acquisition cost for owned aircraft. On July 6, 2000 the Company entered into six interest rate forward transactions maturing between August 2000 and January 2001 as an interest rate hedge relating to the delivery of six aircraft. These transactions settle shortly before the aircraft are scheduled to be delivered and had an aggregate notional value of $51 million. In the third quarter of 2000, the Company settled three of these interest rate forward transactions by paying the counterparty approximately $350,000. The three remaining interest rate forward transactions will settle in October and November of 2000, and January of 2001, respectively. Had the interest rate forward transactions settled on September 30, 2000, the Company would have paid approximately $605,000.

Periodically, the Company enters into commodity swap transactions to hedge price changes of crude oil. The Company realized a reduction in fuel expense of approximately $829,000 on swap contracts settled in the third quarter. The Company is currently unhedged for fuel purchases for the remainder of this year and 2001. As Delta Air Lines, Inc. bears the economic risk of fuel price fluctuations for future fuel requirements associated with the Delta Connection program, the Company has limited its exposure to fuel price increases on approximately 13% of its anticipated jet fuel requirements for the fourth quarter of 2000.

In February 1999, the Company entered into an asset-based lending agreement with a financial institution that provides the Company with a line of credit for up to $35 million depending on the amount of assigned ticket receivables and the value of certain rotable spare parts. The $35 million line of credit replaced a previous $20 million line of credit and will expire on September 30, 2001, or upon termination of the United Express marketing agreement, whichever is sooner. The interest rate on this line is LIBOR plus .75% to 1.75% depending on the Company's fixed charge coverage ratio. At September 30, 2000 this interest rate was 7.89%. The Company pledged $3.1 million of this line of credit to collateralize letters of credit issued on behalf of the Company by a financial institution. As of September 30, 2000, the available amount of credit under the line was $31.9 million. As of September 30, 2000 there were no outstanding borrowings on the $35 million line of credit.

The company has leased a new three-story 77,000 square foot office building for a term of ten years to use as its corporate headquarters. It plans to occupy this facility beginning December 2000. The estimated additional annual rental expense to the Company is approximately $2 million.

As of September 30, 2000, the Company had firm orders for 36 Canadair Regional Jets ("CRJs") with delivery dates scheduled through 2002, in addition to the 33 previously delivered, a conditional order for 27 CRJs, and options for an additional 80 CRJs. The Company also had a firm order with Fairchild Aerospace Corporation for 16 Fairchild Dornier 32 seat 328JET regional jet aircraft ("328JET") with delivery dates scheduled through 2001, in addition to the 9 previously delivered, and a conditional order for 15 328JET regional jet aircraft, and options for an additional 85 328JET jet aircraft. The value of the aircraft on firm order was approximately $830 million and the value of the aircraft in the conditional orders (excluding the option aircraft) was approximately $650 million. The conditional portion of the CRJ and 328JET orders are contingent on the Company receiving United's approval to operate additional aircraft in the United Express operation. The Company at its option may waive the condition and enter into commitments for firm delivery positions under the Fairchild agreement.

The Company previously announced that Fairchild notified the Company that it had made the decision to cancel the Fairchild Dornier 428JET ("428JET") program which the company ordered as part of a contingent order for its United Express operation. The cancellation of the 428JET program provides the Company with certain rights under the purchase agreement.

3.  NOTES RECEIVABLE

Included in notes receivable at December 31, 1999 was a note from the Metropolitan Washington Airports Authority for $4.7 million related to the financing of the construction costs of a regional terminal at Washington-Dulles airport. This note was paid in full in April 2000. The note receivable balance at December 31, 1999 also included a promissory note from an executive officer of the Company dated as of May 24, 1999 with a balance, including accrued interest, of $1.5 million. This note was paid in full during the first quarter of 2000.

4.  INCOME TAXES

For  the  nine month period ended September 30, 2000, the Company  had  a combined effective tax rate for state and federal taxes of 34.3%, and a combined statutory tax rate for state and federal taxes of approximately 40%. The Company's effective tax rate for the nine month period ended September 30, 1999 was 38.1%. The Company's 2000 effective tax rate was positively affected in the third quarter of 2000 by the receipt of a favorable ruling request which allowed the Company to obtain additional tax credits to offset income tax and the realization of certain tax benefits that were previously reserved which together reduced income tax expense by approximately $1.4 million for the third quarter 2000.

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

Three months ended September 30,
(in thousands except for per share data)              1999        2000
 Income (basic)                                       $8,351    $2,666
   Interest expense on 7% Convertible Notes net of tax   208       -
effect
  Income (diluted)                                    $8,559    $2,666

   Weighted average shares outstanding (basic)        18,655    21,072
   Incremental shares related to stock options           775       860
   Incremental shares related to 7% Convertible        2,202         -
Notes
   Weighted average shares outstanding (diluted)      21,632    21,932

Nine months ended September 30,
(in thousands except for per share data)              1999        2000
 Income (basic)                                      $22,294   $16,975
   Interest expense on 7% Convertible Notes net of tax   623       421
effect
  Income (diluted)                                   $22,917   $17,396

   Weighted average shares outstanding (basic)        19,089    19,696
   Incremental shares related to stock options           868       778
   Incremental shares related to 7% Convertible        2,202     1,252
Notes
   Weighted average shares outstanding (diluted)      22,159    21,726

6. DEBT CONVERSION
          In July 1997, the Company issued $57.5 million aggregate principal amount of 7.0% Convertible Subordinated Notes due July 1, 2004 (the "Notes"), receiving net proceeds of approximately $55.6 million. The Notes were convertible into shares of Common Stock, par value $0.02, of the Company by the holders at any time prior to maturity, unless previously redeemed or repurchased, at a conversion price of $9 per share, subject to certain adjustments. On May 15, 2000, the Company called the remaining $19.8 million of Notes outstanding for redemption at 104% of face value effective July 3, 2000. The Noteholders elected to convert all of the Notes into common stock and approximately 2.2 million shares were issued in exchange for the Notes during the period May 25, 2000 to June 26, 2000, resulting in an addition to paid in capital of approximately $20 million offset by a reduction of approximately $471,000 for the unamortized debt issuance costs relating to the Notes in connection with their conversion.

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


8.  AIRCRAFT EARLY RETIREMENT CHARGE

In the third quarter, the Company recorded an operating charge of approximately $8.7 million ($5.2 million net of income tax savings) for the present value of future lease and other costs associated with the early retirement of seven British Aerospace 19 seat Jetstream 32 turboprop aircraft ("J32") which were removed from service during the period. The Company is still operating 21 J32s and continues to evaluate its plans to early retire these aircraft from its fleet by the end of 2001.

9.  SUBSEQUENT EVENTS

In November 2000, the Company reached an agreement with Fairchild Dornier to take delivery of five additional 328JETs, for a total of 30 328JETs, for the Delta Connection operation. The Company now has remaining firm orders for 19 328JETs, in addition to the 11 already delivered, which includes two 328JETs delivered after September 30, 2000.





Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations


 Third Quarter Operating Statistics (excluding aircraft early retirement charge)

                                                            Increase
Three months ended September 30,            1999     2000  (Decrease
                                                               )
Revenue passengers carried              879,748   997,444      13.4%
Revenue passenger miles ("RPMs")        280,168   339,563      21.2%
(000's)
Available seat miles ("ASMs") (000's)   456,899   577,798      26.5%
Passenger load factor                     61.3%     58.8%  (2.5 pts)
Break-even passenger load factor(1,2)     51.4%     53.1%    1.7 pts
Revenue per ASM (cents)                    19.6      19.5     (0.5)%
Yield (cents)                              32.0      33.2       3.8%
Cost per ASM (cents) (2)                   16.7      18.1       8.4%
Average passenger fare                  $102.03   $113.04      10.8%
Average passenger segment (miles)           318       340       6.9%
Revenue departures (completed)           49,575    53,914       8.8%
Revenue block hours                      63,339    67,053       5.9%
Aircraft utilization (block hours)          8.9       8.4     (5.6)%
Average cost per gallon of fuel (cents)    74.2     110.6      49.1%
Aircraft in service (end of period)          80        95      18.8%

(1) "BREAK-EVEN PASSENGER LOAD FACTOR" REPRESENTS THE PERCENTAGE OF ASMS WHICH MUST BE FLOWN BY REVENUE PASSENGERS FOR THE AIRLINE TO BREAK-EVEN
AT THE OPERATING INCOME LEVEL.
(2) "BREAK-EVEN PASSENGER LOAD FACTOR" AND "COST PER ASM (CENTS)" EXCLUDES THE AIRCRAFT EARLY RETIREMENT CHARGE.

Comparison of three months ended September 30, 1999, to three months ended September 30, 2000.

Results of Operations

     Forward Looking Statements

           The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company's management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Factors that could cause the Company's future results to differ materially from the expectations described here include: the response of the Company's competitors to the Company's business strategy, market acceptance of new regional jet service, the costs of implementing jet service, the cost of
fuel,  United  Airline's  proposed  merger  with  USAirways,  Inc.,   the
resulting effects on United and USAirway's regional carriers assuming the merger is completed, labor issues affecting United Airlines, United Airlines operational performance, the ability of the Company to obtain favorable financing terms for its aircraft, the ability of the aircraft manufacturers to deliver aircraft on schedule, the ability to identify, implement and profitably operate new business opportunities, the ability to hire and retain employees, satisfactory resolution of amendable union contracts, the weather, changes in and satisfaction of regulatory requirements including requirements relating to fleet expansion, airport and airspace congestion, general economic and industry conditions, and the factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company undertakes no obligation to update any of the forward-looking information included in this filing, whether as a result of new information, future events, changed expectations, or otherwise.

     General

            In the third quarter of 2000 the Company posted net income of
$2.7 million compared to net income of $8.4 million for the third quarter of 1999. In the three months ended September 30, 2000, the Company earned pretax income of $2.1 million compared to $14.0 million in the three months ended September 30, 1999. Unit revenues, revenue per ASM ("RASM"), decreased 0.5% to 19.5 cents, while unit costs, operating cost per ASM ("CASM"), including the aircraft early retirement charge, increased 17.4% to 19.6 centscompared to the third quarter 1999. This resulted in operating margin decreasing to 1.9% for the third quarter of 2000 from 16.0% for the third quarter of 1999. Total passengers increased 13.4% in the third quarter of 2000 compared to the third quarter of 1999 to 997,444 passengers.

           Results for the third quarter of 2000 include an operating charge of $8.7 million related to the early retirement of seven leased British Aerospace 19 seat Jetstream 32 turboprop aircraft ("J32") and a one time tax benefit of $1.4 million. Excluding these special items, the company would have reported net income of $6.5 million, operating income of $10.9 million and a cost per ASM of 18.1 cents.

     Operating Revenues

           The Company's operating revenues increased 26.7% to $115.3 million in the third quarter of 2000 compared to $91.0 million in the third quarter of 1999. The increase resulted from a 26.5% increase in ASMs and an 3.8% increase in yield (ratio of passenger revenue to revenue passenger miles). Load factor decreased 2.5 percentage points, to 58.8% in the third quarter of 2000 compared to 61.3% in the third quarter of 1999. During the third quarter 2000, United Airlines announced that a combination of issues related to labor negotiations, unusually severe weather, record numbers of passengers and a strained air traffic system had a major impact on its operations throughout the summer. In September United cancelled or delayed many flights, and reduced its future flight schedules. United reached agreement on a new labor contract with its pilot group in September and the contract was ratified by the general pilot membership in October. While United's labor issues did not directly affect the Company's flight operations, they did negatively affect the Company's revenue in the third quarter as negative publicity and United flight disruptions caused potential passengers to find alternative airline service.

          The increase in ASMs is the result of service expansion utilizing additional 50 seat Canadair Regional Jets ("CRJs"), and the addition of nine 32 seat Fairchild Dornier 328JET ("328JET") aircraft. The Company was operating 33 CRJs as of September 30, 2000 as compared to 20 as of September 30, 1999. The nine 328JET aircraft were placed in revenue service during the third quarter of 2000. The average aircraft stage length for all aircraft in the fleet increased 8.4% to 295 miles for the third quarter of 2000 as compared to 272 miles for the third quarter of 1999. The average aircraft stage length of the CRJ increased 3.4% to 448 miles for the third quarter of 2000 as compared to 433 miles for the third quarter of 1999.

           The increase in other revenues reflects the reimbursement from Delta Air Lines, Inc. of amounts incurred related to certain pilot training for the Delta Connection operation.

     Operating Expenses

           Excluding the $8.7 million aircraft early retirement charge, the Company's operating expenses increased 36.5% in the third quarter of 2000 compared to the third quarter of 1999 due primarily to: a 49.1% increase in the average price per gallon of jet fuel coupled with a 21% increase in the average fuel burn rate to 225 gallons per hour; a 26.5% increase in ASMs; and a 13.4% increase in passengers carried. The increase in ASMs, passengers and burn rate reflects the addition of thirteen CRJs and nine 328JETs into scheduled service, net of the early retirement of seven J32s since the end of the third quarter of 1999. A summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended September 30, 1999, and 2000 is as follows:


                                      Three Months ended September 30,
                                          1999               2000
                                  Percent of    Cost  Percent of  Cost
                                  Operating  Per ASM   Operating  Per ASM
                                   Revenues  (cents)    Revenues  (cents)

   Salaries and related costs          23.9%     4.8     24.6%      4.9
   Aircraft fuel                        9.6%     1.9     14.5%      2.9
   Aircraft maintenance and             5.8%     1.2      8.1%      1.6
 materials
   Aircraft rentals                    12.8%     2.5     13.4%      2.7
   Traffic commissions and related     16.1%     3.2     13.5%      2.7
 fees
   Facility rents and landing fees      5.0%     1.0      4.6%      0.9
   Depreciation and amortization        2.6%     0.5      2.5%      0.5
   Other                                8.2%     1.6      9.4%      1.9

   Aircraft early retirement charge        -       -      7.5%      1.5

 Total                                 84.0%    16.7     98.1%     19.6

           Cost per ASM increased 17.4% on a year-over-year basis to 19.6 cents during the third quarter of 2000 primarily due to a 49.1% increase in the year-over-year price per gallon of jet fuel, and the aircraft early retirement charge. Excluding the aircraft early retirement charge, the cost per ASM increased 8.4% on a year-over-year basis.

          Salaries and related costs per ASM increased 2% to 4.9 cents in the third quarter of 2000 compared to 4.8 cents in the third quarter of 1999. In absolute dollars, salaries and related costs increased 30.4% from $21.8 million in the third quarter of 1999 to $28.4 million in the third quarter of 2000. The increase resulted primarily from additional flight crews, customer service personnel and maintenance personnel to support the Company's already increased and future level of operations.

          The cost per ASM of aircraft fuel increased to 2.9 cents in the third quarter of 2000 compared to 1.9 cents in the third quarter of 1999. In absolute dollars, aircraft fuel expense increased 91.9% from $8.7 million in the third quarter of 1999 to $16.7 million in the third quarter of 2000. The increased fuel expense resulted from the 49.1% increase in the average cost per gallon of fuel from 74.2 cents to $1.106 including applicable taxes and into-plane fees and the 21.0% increase in the average burn rate per hour of jet fuel consumed. The Company hedged approximately 19.5% of its jet fuel requirements for the third quarter of 2000 as compared to hedging approximately 59.3% of its jet fuel requirements for the third quarter of 1999. The Company reduced its fuel expense by approximately $829,000 during the third quarter of 2000 as a result of its fuel hedging activity as compared to reducing its fuel expense approximately $950,000 during the third quarter of 1999. There can be no assurance that future increases in fuel prices will not adversely affect the Company's operating expenses. The Company has not entered into additional hedge transactions to reduce its exposure to fuel price increases during the remainder of 2000. See "Other Commitments".

           The cost per ASM of aircraft maintenance and materials increased to 1.6 cents in the third quarter of 2000 compared to 1.2 cents in the third quarter of 1999. In absolute dollars, aircraft maintenance and materials expense increased 76.1% from $5.3 million in the third quarter of 1999 to $9.3 million in the third quarter of 2000. The increased expense resulted from the increase in the size of the total fleet, the continual increase in the average age of the turboprop fleets, the gradual expiration of manufacturer's warranties on the CRJs, and the $1.5 million one time benefit in the third quarter of 1999 related to the introduction of a maintenance contract covering the GE engines operating on the CRJ fleet.

          The cost per ASM of aircraft rentals increased to 2.7 cents in the third quarter of 2000 compared to 2.5 cents in the third quarter of 1999. In absolute dollars, aircraft rentals increased 32.8% from $11.6 million in the third quarter of 1999 to $15.4 million in the third quarter of 2000, reflecting the addition of thirteen CRJ aircraft and nine 328JET aircraft since September 30, 1999.

           The cost per ASM of traffic commissions and related fees decreased 15.6% to 2.7 cents for the second quarter of 2000 compared to
3.2 cents for the second quarter of 1999. In absolute dollars, traffic commissions and related fees increased 6.5% from $14.6 million in the third quarter of 1999 to $15.6 million in the third quarter of 2000. The increase resulted from a 25.6% increase in passenger revenues and a 13.4% increase in revenue passengers. These increases were partially offset by a reduction in the travel agency commission rate.

           The cost per ASM of facility rents and landing fees decreased from 1.0 cents in the third quarter of 1999 to 0.9 cents in the third quarter of 2000. In absolute dollars, facility rents and landing fees increased 14.9% from $4.6 million in the third quarter of 1999 to $5.3 million in the third quarter of 2000.

           The cost per ASM of depreciation and amortization remained the same at 0.5 cents for the third quarter of 2000 and the third quarter of 1999. In absolute dollars, depreciation and amortization increased 23.4% from $2.4 million in the third quarter of 1999 to $2.9 million in the third quarter of 2000 primarily as a result of additional rotable spare parts associated with the CRJs and the purchase of one CRJ in the fourth quarter of 1999.

           The cost per ASM of other operating expenses increased to 1.9 cents in the third quarter of 2000 from 1.6 cents in the third quarter of 1999. In absolute dollars, other operating expenses increased 44.2% from $7.5 million in the third quarter of 1999 to $10.9 million in the third quarter of 2000. The increased costs result primarily from additional training and related expenses associated with the 13 aircraft placed in service during the third quarter of 2000.

           In the third quarter, the Company retired seven J32 turboprop aircraft and took an operating charge of $8.7 million or 1.5 cents per ASM for the present value of future lease obligations and other costs.

           As a result of the foregoing changes in operating expenses and a 26.5% increase in ASMs, total cost per ASM increased to 18.1 cents in the third quarter of 2000 (excluding the aircraft early retirement charge) compared to 16.7 cents in the third quarter of 1999. In absolute dollars, total operating expenses, excluding the $8.7 million operating charge for the retirement of seven J32 turboprop aircraft, increased 36.5% from $76.5 million in the third quarter of 1999 to $104.4 million in the third quarter of 2000.

           The Company's statutory tax rate for federal and state income taxes was 40% for the third quarter of 2000, offset by a tax benefit due to a favorable state income tax ruling request, and the realization of certain tax benefits that were previously reserved resulting in a net tax benefit for the third quarter of 2000. This compares to a statutory tax rate of 40% and an effective tax rate of 40.3% for the third quarter of 1999.


Nine Months Operating Statistics (excluding the aircraft early retirement charge)

                                                                Increase
                                                               (Decrease)

Nine months ended September  30,              1999       2000  % Change
Revenue passengers carried              2,390,975   2,710,010      13.3%
Revenue passenger miles ("RPMs")          767,221     898,894      17.2%
(000's)
Available seat miles ("ASMs") (000's)   1,307,999   1,570,600      20.1%
Passenger load factor                       58.7%       57.2%  (1.5) pts
Break-even passenger load factor(1,2)       49.7%       50.7%    1.0 pts
Revenue per ASM (cents)                      19.3        20.2       4.7%
Yield (cents)                                32.9        35.3       7.3%
Cost per ASM (cents)(2)                      16.6        18.3      10.2%
Average passenger fare                    $105.64     $117.22      11.0%
Average passenger segment (miles)             321         332       3.4%
Revenue departures                        138,770     145,607       4.9%
Revenue block hours                       184,705     189,750       2.7%
Aircraft utilization (block hours)            9.1         8.7      (4.4%)
Average cost per gallon of fuel (cents)      69.5       106.0      52.5%
Aircraft in service (end of period)            80          95      18.8%

(1) "BREAK-EVEN PASSENGER LOAD FACTOR" REPRESENTS THE PERCENTAGE OF ASMS WHICH MUST BE FLOWN BY REVENUE PASSENGERS FOR THE AIRLINE TO BREAK-EVEN
AT THE OPERATING INCOME LEVEL.
(2) "BREAK-EVEN PASSENGER LOAD FACTOR" AND "COST PER ASM (CENTS)" EXCLUDES THE AIRCRAFT EARLY RETIREMENT CHARGE.


Comparison of nine months ended September 30, 1999, to nine months ended September 30, 2000.

Results of Operations

     General

          In the first nine months of 2000, the Company posted net income of $17.0 million compared to income of $23.2 million, excluding the cumulative effect of an accounting charge of $888,000 prescribed by Statement of Position 98-5, for the first nine months of 1999. For the nine months ended September 30, 2000, the Company earned pretax income of $25.9 million compared to $37.5 million for the nine months ended September 30, 1999. Unit revenues, RASM, increased 4.7% to 20.2 cents period over period, while unit costs, CASM, including the aircraft early retirement charge, increased 13.9% to 18.9 cents, period over period. Operating margin decreased to 8.5% for the first nine months of 2000 from 15.1% for the first nine months of 1999.

          Results for the nine months ended September 30, 2000 include an operating charge of $8.7 million related to the early retirement of seven leased J32 turboprop aircraft, and a one time tax benefit of $1.4 million. Excluding these special items, results for the third quarter 2000 would have been net income of $20.7 million, operating income of $36.1 million, and CASM of 18.3 cents.


     Operating Revenues

           The Company's operating revenues increased 26.4% to $324.2 million in the first nine months of 2000 compared to $256.4 million in the first nine months of 1999. The increase resulted from a 20.1% increase in ASMs and a 7.3% increase in yield, partially offset by a decrease in load factor of 1.5 percentage points.

           The increase in ASM's is the result of service expansion utilizing the CRJ, and the addition of nine 328JET aircraft. The Company was operating 33 CRJs as of September 30, 2000 as compared to 20 as of September 30, 1999. The nine 328JET aircraft were placed in revenue service during the third quarter of 2000. The average aircraft stage length for all aircraft in the fleet increased 4.4% over the first nine months of 1999 to 284 miles.

          The period over period percentage increase in yield is primarily the result of generally higher business fares realized by airlines as a result of improved yield management using United's Orion system compared to the first nine months of 1999, and of the effects of the near industry-wide implementation of a fuel surcharge in February 2000. Total passengers increased 13.3% in the first nine months of 2000 compared to the first nine months of 1999.

           Other revenues increased 69.4% reflecting the reimbursement from Delta Air Lines, Inc. of amounts incurred related to pilot training for the Delta Connection operation.


     Operating Expenses

           Excluding the $8.7 million operating charge, the Company's operating expenses increased 32.3% in the first nine months of 2000 compared to the first nine months of 1999 due primarily to: a 52.5% increase in the average price per gallon of jet fuel coupled with a 18.4% increase in the average fuel burn rate to 215 gallons per hour; a 20.1% increase in ASMs; a 13.3% increase in passengers carried; and expenses for the certification and start-up of the ACJet operation. The increase in ASMs, passengers and burn rate reflects the addition of thirteen CRJs and nine 328JETs into scheduled service, net of the early retirement of seven J32s since September 30, 1999. A summary of operating expenses as a percentage of operating revenues and cost per ASM for the nine months ended September 30, 1999, and 2000 is as follows:


                                      Nine Months ended September 30,
                                          1999               2000
                                    Percent    Cost    Percent     Cost
                                       of                of
                                   Operating  Per ASM  Operating  Per ASM
                                    Revenues  (cents)   Revenues  (cents)
   Salaries and related costs          24.2%     4.7     24.3%      5.0
   Aircraft fuel                        9.1%     1.8     13.4%      2.8
   Aircraft maintenance and             6.9%     1.3      8.1%      1.7
 materials
   Aircraft rentals                    13.0%     2.6     13.0%      2.7
   Traffic commissions and related     15.8%     3.1     13.7%      2.8
 fees
   Facility rents and landing fees      5.1%     1.0      4.4%      0.9
   Depreciation and amortization        2.5%     0.5      2.5%      0.5
   Other                                8.3%     1.6      9.4%      1.9
   Aircraft early retirement charge        -       -      2.7%       .6
 Total                                 84.9%    16.6     91.5%     18.9

           Cost per ASM increased 13.9% to 18.9 cents during the first nine months of 2000 compared to 16.6 cents during the first nine months of 1999 primarily due to a 52.5% increase in the year over year price per gallon of jet fuel, the expenses associated with the certification and start-up of ACJet, and the aircraft early retirement charge. Excluding the aircraft early retirement charge, costs per ASM increased 10.2% to
18.3 cents during the first nine months of 2000 compared to 16.6 cents during the first nine months of 1999.

           Salaries and related costs per ASM increased 6.4% to 5.0 cents in the first nine months of 2000 compared to the first nine months of 1999. In absolute dollars, salaries and related costs increased 27% from $62.1 million in the first nine months of 1999 to $78.8 million in the first nine months of 2000. The increase resulted primarily from additional flight crews, customer service personnel and maintenance personnel to support the Company's already increased and future level of operations.

           The cost per ASM of aircraft fuel increased 55.6% to 2.8 cents for the first nine months of 2000 as compared to 1.8 cents for the first nine months of 1999. In absolute dollars, aircraft fuel expense increased 85.6% from $23.3 million in the first nine months of 1999 to $43.3 million in the first nine months of 2000. The increased fuel expense resulted from the 52.5% increase in the average cost per gallon of fuel from 69.5 cents to $1.06 including applicable taxes and into-plane fees, and the 18.4% increase in the average burn rate per hour of jet fuel. The Company hedged approximately 11.3% of its jet fuel requirements for the first nine months of 2000 as compared to hedging approximately 70.7% of its jet fuel requirements for the first nine months of 1999. The Company reduced its fuel expense by approximately $1.2 million during the first nine months of 2000 as a result of its fuel hedging activity as compared a reduction of approximately $355,000 during the first nine months of 1999. There can be no assurance that future increases in fuel prices will not adversely affect the Company's operating expenses. The Company has not entered into additional hedge transactions to reduce its exposure to fuel price increases during the remainder of 2000. See "Other Commitments".

           The cost per ASM of aircraft maintenance and materials increased 30.8% to 1.7 cents in the first nine months of 2000 compared to the first nine months of 1999. In absolute dollars, aircraft maintenance and materials expense increased 49.1% from $17.6 million in the first nine months of 1999 to $26.3 million in the first nine months of 2000. The increased expense resulted from the increase in the size of the total fleet, the continual increase in the average age of the turboprop fleets, the gradual expiration of manufacturer's warranties on the CRJs, and the $1.5 million one time benefit in the third quarter of 1999 related to the introduction of a maintenance contract covering the GE engines operating on the CRJ fleet.

          The cost per ASM of aircraft rentals increased to 2.7 cents for the first nine months of 2000 compared to 2.6 cents for the first nine months of 1999. In absolute dollars, aircraft rental expense increased 26.6% to $42.2 million. The increase is the result of adding thirteen CRJs since September 30, 1999 and nine 328JET aircraft during the first nine months of 2000. The 328JET aircraft are part of the Company's Delta Connection operation, which were placed in revenue service on August 1, 2000.

           The cost per ASM of traffic commissions and related fees decreased to 2.8 cents in the first nine months of 2000 compared to 3.1 cents in the first nine months of 1999. In absolute dollars, traffic commissions and related fees increased 10.1%, from $40.5 million in the first nine months of 1999 to $44.6 million in the first nine months of 2000. The increase resulted from a 25.8% increase in passenger revenues and a 13.3% increase in passengers.

           The cost per ASM of facility rents and landing fees decreased 10%, from 1.0 cent in the first nine months of 1999 to 0.9 cents for the first nine months of 2000. In absolute dollars, facility rents and landing fees increased 9.1% from $13.2 million in the first nine months of 1999 to $14.4 million in the first nine months of 2000. The increased costs result primarily from the 4.9% increase in the number of departures and to the heavier landing weight of the CRJ aircraft.

          The cost per ASM of depreciation and amortization remained the same at 0.5 cents. In absolute dollars, depreciation and amortization increased 25.8% from $6.5 million in the first nine months of 1999 to $8.1 million in the first nine months of 2000 primarily as a result of additional rotable spare parts and engines associated with the CRJs and the full year to date effect from the purchase of two CRJs in 1999.

           The cost per ASM of other operating expenses increased to 1.9 cents in the first nine months of 2000 from 1.6 cents in the first nine months of 1999. In absolute dollars, other operating expenses increased 43.3% from $21.2 million in the first nine months of 1999 to $30.4 million in the first nine months of 2000. The increased costs result primarily from the 13.3% increase in revenue passengers which resulted in higher passenger handling costs and expenses for ACJet pre-operating activities including regulatory compliance, employee recruitment, training, establishment of operating infrastructure, establishment of third party contractual arrangements, and aircraft proving runs.

           In the third quarter, the Company retired seven J32 turboprop aircraft and took an operating charge of $8.7 million or 0.6 cents per ASM for the present value of future lease obligations and other costs.
 .

            As a result of the foregoing changes in operating expenses, and a 20.1% increase in ASMs, total cost per ASM increased to 18.3 cents in the first nine months of 2000 (excluding the aircraft early retirement charge) compared to 16.6 cents in the first nine months of 1999. In absolute dollars, total operating expenses, excluding the $8.7 million operating charge for the retirement of seven J32 turboprop aircraft, increased 32.3% from $217.7 million in the first nine months of 1999 to $288.1 million in the first nine months of 2000.

          The Company's combined effective tax rate for state and federal taxes during the first nine months of 2000 was approximately 34.3% as compared to 38.1% for the first nine months of 1999. This decrease is due to a favorable state income tax ruling request and the realization of certain tax benefits that were previously reserved.

          In January 1999, the Company recorded a charge for the remaining unamortized balance of approximately $888,000; net of income tax, associated with previously deferred preoperating costs.


Outlook

          This outlook section contains forward-looking statements which are subject to the risks and uncertainties set forth in the MD&A section under Forward Looking Statements.

          As of November 10, 2000, the Company was operating a fleet of 98 aircraft comprised of 34 CRJs, 11 328JET's, 32 British Aerospace Jetstream 41's ("J41s") and 21 British Aerospace Jetstream J32's ("J32s"). During the third quarter 2000, the Company early retired seven J32 aircraft and took a charge of approximately $5.2 million, net of income tax savings, related to the remaining lease and other retirement costs for these aircraft. The Company continues to evaluate the remaining 21 aircraft in the J32 fleet, and anticipates removing them from service over the next year. The estimated cost to eliminate the remaining J32 aircraft is between $10 and $13 million, net of income tax savings. The timing of any additional charge is dependent on the finalization of the Company's plans for the removal from service of these aircraft.

          As of November 10, 2000 the Company had firm orders for 34 CRJs in addition to the 35 previously delivered, conditional orders for 27 CRJs, and options for an additional 80 CRJs. The Company also had firm orders for 19 328JETs in addition to the 11 previously delivered, conditional orders for 15 328JETs, and options for an additional 85 328JETs. The continued delivery of these additional jet aircraft into the United Express and Delta Connection programs will expand the Company's business into new markets and increase capacity in existing markets. In general, service to new markets and increased capacity to existing markets will result in increased operating expense that may not be immediately offset by increases in operating revenues.

          The Company previously announced that Fairchild notified the Company that it had made the decision to cancel the Fairchild Dornier 428JET ("428JET") program which the company ordered as part of a contingent order for its United Express operation. The cancellation of the 428JET program provides the Company with certain rights under the purchase agreement.

          During the third quarter 2000, United Airlines announced that a combination of issues related to labor negotiations, unusually severe weather, record numbers of passengers and a strained air traffic system had a major impact on its operations throughout the summer. In September United cancelled or delayed many flights, and reduced its future flight schedules. United reached agreement on a new labor contract with its pilot group in September and the contract was ratified by the general pilot membership in October. While United's labor issues did not directly affect the Company's flight operations, they did negatively affect the Company's revenue in the third quarter as negative publicity and United flight disruptions caused potential passengers to find alternative airline service. Following United's agreement with its pilot group, the Company has seen a return of advanced bookings to levels experienced prior to United's summer operational problems. United is presently engaged in separate contract talks with its mechanics and with its flight attendants. These talks have received recent media attention which may affect the traveling public's perception of United and its operations. The Company's labor force is not covered by agreements affecting United's work force. While the Company has not identified any effect from this publicity on its operations or passenger trends as of the date of this report, it is unable to accurately predict the impact, if any, that United's labor issues may have on its fourth quarter and 2001 results of operations.

          A number of competitive and regulatory developments are affecting the markets and environment in which the Company competes. In May 2000, United Airlines and US Airways announced their intentions to merge. Subsequently other major airlines have indicated that they are engaging in merger discussions. It is not clear whether the United-USAirways merger will be consummated, or whether other major airlines will also merge. If the United-USAirways merger is completed, the implications for the regional airlines with code share agreements with these two major airlines is also uncertain. The Company believes that its agreements with United Airlines for its United Express franchise and with Delta Airlines for its Delta Connection franchise position it favorably for continued success, even if industry consolidation does occur.

          Four of the nation's busiest airports are subject to FAA regulations limiting the number of hourly take off and landings. The Company conducts flight operations at three of the four airports--New York's LaGuardia and JF Kennedy (JFK) airports and Chicago's O'Hare airport. The right to conduct a take off or landing during a certain time of the day is called a slot. Legislation granting the Secretary of Transportation authority to grant exemptions from these FAA rules was recently enacted in May 2000. As a result, the DOT has granted exemptions from the FAA rules to all carriers that qualify under the statute for an exemption. Essentially, a carrier is entitled to exemption slots to serve LaGuardia, JFK and O'Hare if the carrier operates with small equipment (less than 71 seats) to defined small airports if the carrier did not previously provide such service (`small market exemptions"). Also carriers that had not previously provided more than 10 round trip flights per day to any of the three airports can do so by operating up to 10 flights per day at each airport to communities of any size. In addition, the legislation provides that all FAA slot controls will be eliminated at O'Hare after July 1, 2002 and after January 1, 2007 for LaGuardia and JFK. The new law affords the Company opportunities to increase service at slot controlled airports. However, it will also increase competitive pressure at these airports, the effect of which cannot be determined at this time. The Company continues to evaluate additional growth opportunities made available by this legislation. The Company has utilized this legislation to add service from Chicago O'Hare to Columbia, SC, Greenville/Spartanburg, SC, and Tulsa, OK, and has increased flying in other O'Hare markets. The Company also operates as a Delta Connection carrier at LaGuardia, and has relied on small market exemptions to gain access to the airport. Recently the Port Authority of New York New Jersey, operator of LaGuardia airport and the FAA announced a plan to reduce the number of flights that will be permitted to be added at LaGuardia to no more than 75 round trip flights per day. This plan, if implemented in its current form, would require carriers to reduce the level of service they are currently providing to LaGuardia using small market exemptions. As a result Delta may direct the Company's Delta Connection operation to reduce service to LaGuardia and commence service in other markets.

          The Company's pilots are represented by the Airline Pilots Association ("ALPA"). The ALPA collective bargaining agreement became amendable in February 2000. Negotiations between the parties are ongoing. The Company will continue to operate under the terms of the existing agreement until negotiations are completed and a new agreement is ratified.

          Fuel price increases in the second half of 1999 and to date in 2000 have had a material impact on cost of operations throughout the airline industry. In February 2000, most airlines including the Company implemented a fuel surcharge of $10 each way on most domestic non-sale airfares. On September 8, 2000 the fuel surcharge was increased to $20 each way on most domestic non-sale airfares. The Company's results will continue to be affected by fuel price volatility. The Company has not entered into any commodity swap transactions to hedge fuel purchases for the remainder of this year or 2001. Based on the fact that Delta Air Lines, Inc. bears the economic risk of fuel price fluctuations for future fuel requirements associated with the Delta Connection program, the Company's exposure to fuel price increases is currently limited on approximately 13% of its anticipated jet fuel requirements for the fourth quarter 2000, and approximately 30% for fiscal year 2001. The company continues to monitor fuel prices, and may enter into additional hedge transactions for future fuel requirements.


Liquidity and Capital Resources

          As of September 30, 2000, the Company had cash, cash equivalents and short-term investments of $65.0 million and working capital of $67.3 million compared to $43.3 million and $54.0 million respectively as of September 30, 1999. During the first nine months of 2000, cash and cash equivalents increased by $7.6 million, reflecting net cash provided by operating activities of $36.5 million, net cash used in investing activities of $24.8 million, and net cash used in financing activities of $4.1 million. The net cash provided by operating activities is primarily the result of net income for the period of $17.0 million, an increase of $10.8 million in accounts payable and $20.8 million in accrued liabilities resulting from the increased operation and the accrual of future lease obligations related to the early retirement of seven J32 aircraft, and non cash depreciation and amortization expenses of $8.5 million, offset by an $8.5 million increase in prepaid expenses related to aircraft rent and a $6.9 million increase in receivables due to the increase in passenger revenues. In order to minimize total aircraft rental expense over the entire life of the related aircraft leveraged lease transactions, the Company has uneven semiannual lease payment dates of January 1 and July 1 for its CRJ aircraft. Currently, approximately 50% of the Company's annual lease payments are due in January and 25.4% in July. The net cash used in investing activities consisted primarily of the purchase of property and equipment including aircraft spare parts, and aircraft deposits related to the aircraft on order. Financing activities consisted primarily of proceeds from the exercise of stock options, offset by the repurchase of the Company's stock under the stock repurchase program and payments on long term debt and capital lease obligations.

     Other Financing

In February 1999, the Company entered into an asset-based lending agreement with a financial institution that provides the Company with a line of credit for up to $35 million depending on the amount of assigned ticket receivables and the value of certain rotable spare parts. The $35 million line of credit replaced a previous $20 million line of credit and was originally set to expire on September 30, 2000. On July 1, 2000 the line of credit was automatically renewed for one additional year, under the existing terms, to now expire on September 30, 2001. The interest rate on this line is LIBOR plus from .75% to 1.75% depending on the Company's fixed charge coverage ratio. The Company has pledged $3.1 million of the line of credit to collateralize letters of credit issued on behalf of the Company by a financial institution. As of September 30, 2000, the available amount of credit under the $35 million line was $31.9 million.

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

     Other Commitments

          On July 6, 2000 the Company entered into six interest rate forward transactions maturing between August 2000 and January 2001 as an interest rate hedge designed to limit its exposure to interest rate changes on the anticipated issuance of permanent financing relating to the delivery of six aircraft. These transactions settle on the first day of the month in which the aircraft will be delivered and have an aggregate notional amount of $51 million. Effective gains or losses realized when permanent financing is obtained will be amortized over the term of the related aircraft lease or will be depreciated as part of the aircraft acquisition cost for owned aircraft. Through November 1, 2000, the Company had settled five of the six bond forward transactions by paying the counterparty approximately $700,000. Had the remaining open interest rate forward transaction settled on November 1, 2000, the Company would have paid approximately $240,000.

          The company has leased a new three-story 77,000 square foot office building for a term of ten years to use as its corporate headquarters. It plans to occupy this facility beginning December 2000. The estimated additional annual rental expense to the Company is approximately $2 million.


     Aircraft

     As of November 10, 2000, the Company had a total of 35 CRJs on firm order, 27 CRJs on conditional order, and held options for 80 additional CRJs. The Company also had on firm order with Fairchild Aerospace Corporation, 19 328JETs, a conditional order for 15 328JETs, and held options for 85 328JETs. The Company is obligated to purchase and finance (including the possible use of leveraged leases) the 54 firm ordered aircraft at an approximate capital cost of $840 million. The Company expects to take delivery of three CRJs and five 328JET's during the fourth quarter of 2000, and anticipates leasing these aircraft on terms similar to previously delivered aircraft. Scheduled deliveries for future years excluding conditional and option aircraft are 18 CRJs and 14 328JET's in 2001 and 13 CRJs in 2002.

          The conditional orders for 27 CRJ aircraft and 15 328JETs are conditioned on the Company receiving United's approval to operate additional jets as United Express. The value of the aircraft in the conditional order (excluding the option aircraft) is approximately $650 million. The Company at its option may waive the condition and enter into commitments for firm delivery positions.


Capital Equipment and Debt Service

          Capital expenditures for the first nine months of 2000 were $15.1 million compared to $26.2 million for the same period in 1999. Capital expenditures for 2000 include continued expenses for the Company's replacement project of its computer software systems, rotable spare parts for the CRJ, 328JET, and J41 aircraft, ground equipment, and computer and office equipment. Capital expenditures for the first nine months of 1999 included the purchase of a CRJ aircraft. For the remainder of 2000, the Company anticipates spending approximately seven million dollars for rotable spare parts related to the CRJ, 328JET, and J41 aircraft, ground service equipment, facilities, leasehold improvements, telecommunications systems, computers and software.

          Debt service including capital leases, for the nine months ended September 30, 2000 was $4.7 million compared to $4.4 million in the same period of 1999.

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

          For 2000, the Company hedged a portion of its exposure to jet fuel price fluctuations by entering into commodity swap contracts for approximately 8% of its estimated 2000 fuel requirements for the United Express program. The swap contracts, which were all settled by September 30, 2000, were designed to provide protection against sharp increases in the price of jet fuel. In addition, Delta Air Lines, Inc. bears the economic risk of fuel price fluctuations for the fuel requirements of the Company's Delta Connection program. Based on the Company's projected fuel consumption for the year 2000, a one-cent increase in the average annual price per gallon of jet fuel would increase the Company's annual aircraft fuel expense by approximately $606,000.

          The Company's exposure to market risk associated with changes in interest rates relates to the Company's commitment to acquire regional jets. The Company has periodically entered into put and call contracts and bond forward transactions designed to limit the Company's exposure to interest rate changes until permanent financing is secured upon delivery of the CRJs.
          .

                  ATLANTIC COAST AIRLINES HOLDINGS, INC.
                 FISCAL QUARTER ENDED September 30, 2000


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings.

           The Company is a party to routine litigation incidental to its business, none of which the Company believes is likely to have a material effect on the Company's financial position.


     ITEM 2.  Changes in Securities.

          > None to report.


     ITEM 3.  Defaults Upon Senior Securities.

          None to report.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

          None to report.


     ITEM 5. Other Information.

          None to report.


     ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               27.1      Financial Data Schedule.

          (b)  Reports on Form 8-K

               None to report

                               SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ATLANTIC COAST AIRLINES HOLDINGS, INC.



November 13, 2000                  By:  /S/ Richard J. Surratt
                                   Richard J. Surratt
                                   Senior Vice President and Chief
                                   Financial Officer


November 13, 2000                  By:  /S/ Kerry B. Skeen
                                   Kerry B. Skeen
                                   Chairman and Chief Executive
                                   Officer