Form 10-K
period 2000-12-31
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 2001-04-02
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                              FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission file number 0-21976

               ATLANTIC COAST AIRLINES HOLDINGS, INC.
       (Exact name of registrant as specified in its charter)

          Delaware                           13-3621051
          (State of incorporation)                     (IRS Employer
                                             Identification No.)

          45200 Business Court, Dulles, Virginia  20166

          (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (703) 650-6000

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

The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 1, 2001 was approximately $744,500,000.

As of March 1, 2001 there were 47,800,568 shares of common stock of the registrant issued and 42,754,236 shares of common stock were outstanding.

                 Documents Incorporated by Reference

Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-K.

Document Incorporated                           Part of Form 10-K
Proxy Statement for 2001 Annual Meeting of Shareholders
Part III, Items 10-13

                               PART I

Item 1.        Business

     General

          This Annual Report on Form 10-K contains forward looking statements. Statements in the Summary of Company Business Strategy and Management's Discussion and Analysis of Operations and Financial Condition sections of this filing, together with other statements beginning with such words as "believes", "intends", "plans", and "expects" include forward-looking statements that are based on management's expectations given facts as currently known by management on the date this was first filed with the SEC. Actual results may differ materially. Factors that could cause the Company's future results to differ materially from the expectations described here include the ability of the Company to obtain favorable financing terms for its aircraft, the ability of the aircraft manufacturers to deliver aircraft on schedule, unexpected costs or delays in the implementation of new service, the ability of the Company to successfully retire the Company's turboprop fleet, the ability to hire and retain employees, the weather, the impact of labor issues or strikes at United Airlines, Inc. or Delta Air Lines, Inc. on those companies' utilization and support of the Company's operations, airport and airspace congestion, changes in and satisfaction of regulatory requirements including requirements relating to fleet expansion, and general economic and industry conditions. A number of risks and uncertainties exist with regard to the Company's agreement with UAL Corporation ("UAL"), parent of United Airlines, Inc. ("United") to acquire - through subsidiaries - the three regional airlines that are currently wholly-owned by US Airways Group, Inc. ("US Airways") which could cause actual results to differ materially from these projected results. Such factors relating to the transaction include, among others, UAL's termination rights, ability to reach agreement with UAL on the ultimate purchase price, ability to obtain regulatory approval with respect to the transaction, financing of the final purchase price, unanticipated unreimbursed costs, ability of the three companies to operate as fully independent corporations, ability to resolve any conflicting provisions in collective bargaining agreements obligating any company involved in the transaction, potential turboprop fleet transition issues, satisfactory resolution of amendable union contracts, operational issues involving any of the three airlines, and the impact of these new operations on existing operations. The Company undertakes no obligation to update any of the forward-looking information included in this release, whether as a result of new information, future events, changes in expectations or otherwise.

           Atlantic Coast Airlines Holdings, Inc. ("ACAI"), is the holding company of Atlantic Coast Airlines ("ACA"), and Atlantic Coast Jet, Inc. ("ACJet") collectively, (the "Company"), which together are regional airlines, serving 53 destinations in 24 states in the Eastern and Midwestern United States as of March 1, 2001 with 650 scheduled non-stop flights system-wide every weekday. ACA markets itself as "United Express" and is the only code-sharing regional airline for United Airlines, Inc. ("United") operating as United Express in the Eastern United States. ACJet markets itself as a Delta Connection carrier with Delta Air Lines, Inc. ("Delta") operating predominately in the Northeastern United States. As of March 1, 2001, the Company operated a fleet of 108 aircraft (58 regional jets and 50 turboprop aircraft) having an average age of approximately four years. The Company plans to combine the operations of ACJet into the operations of ACA during the first half of 2001. This combination is contingent on the Company receiving the required approvals from the Federal Aviation Administration and the Department of Transportation.

     Marketing Agreements

     United Express:

           The Company's United Express Agreements ("UA Agreements") define the Company's relationship with United. The UA Agreements authorize the Company to use United's "UA" flight designator code to identify the Company's flights and fares in the major airline Computer Reservation Systems ("CRS"), including United's "Apollo" reservation system, to use the United Express logo and exterior aircraft paint schemes and uniforms similar to those of United, and to otherwise advertise and market the Company's association with United.

           In November 2000, the Company and United restated the UA Agreements, effectively changing from a prorated fare arrangement to a fee-per-departure arrangement. Under the fee-per-departure structure, the Company is contractually obligated to operate the flight schedule, for which United pays the Company an agreed amount per departure regardless of the number of passengers carried, with incentive payments based on operational performance. The Company thereby assumes the risks associated with operating the flight schedule and United assumes the risk of scheduling, marketing, and selling seats to the traveling public. The restated UA Agreements are for a term of ten years. The restated UA Agreements give ACA the authority to operate 128 regional jets in the United Express operation.

           Pursuant to the restated UA Agreements, United provides a number of additional services to ACA at no cost. These include customer reservations, customer service, pricing, scheduling, revenue accounting, revenue management, frequent flyer administration, advertising, provision of ground support services at most of the airports served by both United and ACA, provision of ticket handling services at United's ticketing locations, and provision of airport signage at airports where both ACA and United operate.

          The UA Agreements do not prohibit United from serving, or from entering into agreements with other airlines who would serve, routes served by the Company, but state that United may terminate the UA Agreements if ACAI and ACA enter into a similar arrangement with any other carrier other than Delta without United's approval.

          The UA Agreements limit the ability of ACAI and ACA to merge with another company or dispose of certain assets or aircraft without offering United a right of first refusal to acquire the Company or such assets or aircraft, and provide United a right to terminate the UA Agreements if ACAI or ACA merge with or are controlled or acquired by another carrier. The UA agreements provide United with the right to assume ACA's ownership or leasehold interest in certain aircraft in the event ACA breaches specified provisions of the UA agreements, or fails to meet specified performance standards.

          On March 2, 2001, the Company announced it entered into an agreement with UAL, parent of United to acquire-through subsidiaries-the three regional airlines that are currently wholly-owned by US Airways. The three carriers are Allegheny Airlines, Piedmont Airlines and PSA Airlines. Closing of the acquisition from US Airways, which would be contingent upon and occur at the same time as closing of the proposed United/US Airways merger, is subject to regulatory approvals and to termination rights by UAL. The aggregate purchase price for the three carriers, initially set at $200 million, will be paid at closing in the form of a promissory note due in 18 months. Under the terms of the agreement, the Company will not remit principal or interest payments or accrue interest on the note until and if an agreement is finalized. The ultimate purchase price for each of the three regional carriers will be negotiated during the 18-month term of the promissory note. If agreement cannot be reached on an ultimate purchase price as to any or all of the three carriers, the Company's acquisition of that carrier will be unwound. The ultimate purchase price paid by the Company may vary substantially from the amount of the promissory note, and there can be no assurances that the Company will retain any or all of the three carriers. If closing occurs on the initial purchase of the three carriers but the Company is not the ultimate purchaser of at least one of the carriers, the Company will receive a fee of up to $10.5 million. The results of operations, and any capital requirements of the three regional carriers, are not expected to contribute to the Company's results of operations or impact its financial position until and if an ultimate purchase price is agreed to and the acquisition can no longer be unwound.

     Delta Connection:

           In September, 1999, the Company reached a ten year agreement with Delta to operate regional jet aircraft as part of the Delta Connection program on a fee-per-block hour basis. The Company began Delta Connection revenue service on August 1, 2000. The Company's Delta Connection Agreement ("DL Agreement") defines the Company's relationship with Delta. The Company is compensated by Delta on a fee-per-block hour basis. Under the fee-per-block hour structure, the Company is contractually obligated to operate the flight schedule, for which Delta pays the Company an agreed amount per block hour flown regardless of passenger revenue with additional incentive payments based on operational performance. The Company thereby assumes the risks associated with operating the flight schedule and Delta assumes the risks of scheduling, marketing, and selling seats to the traveling public.

          By operating as part of the Delta Connection program, the Company is able to use Delta's "DL" flight designator to identify ACJet's flights and fares in the major Computer Reservation Systems, including Delta's "Deltamatic" reservation system, and to use the Delta Connection logo and exterior aircraft paint schemes and uniforms similar to those of Delta.

          Pursuant to the DL Agreement, Delta, at its expense, provides a number of support services to ACJet. These include customer reservations, customer service, ground handling, station operations, pricing, scheduling, revenue accounting, revenue management, frequent flyer administration, advertising and other passenger, aircraft and traffic servicing functions in connection with the ACJet operation.

           Delta may terminate the DL Agreement at any time if the Company fails to maintain certain performance standards for the Company's Delta Connection operation and, subject to certain rights by the Company, may terminate without cause, effective no earlier than August 1, 2002, by providing 180 days notice to the Company.

          In January 2001, the Company reached an agreement with United and Delta to place 20 CRJ's originally ordered for the Delta Connection program in the United Express program.

           The DL Agreement requires the Company to obtain Delta's approval if it chooses to enter into a code-sharing arrangement with another carrier, to list its flights under any other code, or to operate flights for any other carrier, except with respect to such arrangements with United or non-U.S. code-share partners of United or in certain other circumstances. The DL Agreement does not prohibit Delta from serving, or from entering into agreements with other airlines who would serve, routes flown by the Company. The DL Agreement also restricts the ability of the Company to dispose of aircraft subject to the agreement without offering Delta a right of first refusal to acquire such aircraft, and provides that Delta may terminate the agreement if, among other things, the Company merges with or sells its assets to another entity, is acquired by another entity or if any person acquires more than a specified percentage of its stock.

     Agreements with Other Airlines:

          As of March 1, 2001 the Company has code-sharing arrangements with Lufthansa German Airlines ("Lufthansa") and Air Canada, both involving certain United Express flights. Such international code-sharing arrangements permit both airlines to place their respective airline codes on certain flights operated by the other, and provide a wide range of benefits for passengers including schedule coordination, through ticketing and frequent flyer participation. The revenue benefits from these arrangements inures to United, and any such arrangements as may be made in the future with respect to the Company's Delta Connection flights would inure to Delta, due to the nature of the Company's agreements with these two airlines. Thus the Company's primary role under these arrangements is to obtain regulatory approvals for the relationships and to operate the flights.

     Markets

           As of March 1, 2001, the Company scheduled 650 non-stop flights system-wide per weekday as compared to 561 system-wide as of March 1, 2000. The Company's United Express operation is centered around Washington's Dulles and Chicago's O'Hare airports. The Delta Connection operation is focused at New York's LaGuardia and Boston's Logan airports.

          The following tables set forth the destinations served by the Company as of March 1, 2001:
                       United Express Service
                     Washington-Dulles (To/From)

Akron/Canton, OH                     Lynchburg, VA
Albany, NY**                         Mobile, AL*
Allentown, PA                        Nashville, TN*
Baltimore, MD                        New York, NY
                                     (Kennedy)
Binghamton, NY                       New York, NY
                                      (LaGuardia)*
Buffalo, NY**                        Newark, NJ**
Burlington, VT*                      Newport News, VA
Charleston, SC**                     Norfolk, VA**
Charleston, WV**                     Philadelphia, PA
Charlottesville, VA                  Pittsburgh, PA
Cleveland, OH*                       Portland, ME*
Columbia, SC *                       Providence, RI*
Columbus, OH**                       Raleigh-Durham, NC**
Dayton, OH                           Richmond, VA
Detroit, MI                          Roanoke, VA
Greensboro, NC**                     Rochester, NY
Greenville/Spartanburg, SC*          Savannah, GA*
Harrisburg, PA                       Shanandoah, VA
Indianapolis, IN*                    State College, PA
Jacksonville, FL*                    Stewart, NY
Knoxville, TN                        Syracuse, NY
Louisville, KY*                      Westchester County, NY


                      Chicago-O'Hare (To/From)

Akron/Canton, OH*                Peoria, IL*
Charleston, SC*                  Roanoke, VA*
Charleston, WV*                  Savannah, GA *
Columbia, SC*                    Sioux Falls, SD*
Fargo, ND*                       Springfield/Branson, MO*
Greenville, SC*                  Tulsa, OK*
Mobile, AL*                      Wilkes-Barre/Scranton, PA*



*    Denotes all regional jet service
**  Denotes mixture of regional jet and turboprop service

                      Delta Connection Service
                    New York LaGuardia (To/From)

Birmingham, AL*                      Indianapolis, IN*
Columbia, SC *                       Nashville, TN*
Columbus, OH*                        Raleigh-Durham, NC*
Dayton, OH*                          Richmond, VA*
Greensboro, NC*                      Savannah, GA *
Greenville/Spartanburg, SC*



                       Boston Logan (To/From)

Burlington, VT*                      Newark, NJ*   (service
                                      starts 5/1/01)
Columbia, SC *                       Philadelphia, PA*
Montreal, Quebec Canada*             Raleigh-Durham, NC*
New York, NY (Kennedy)*

*    Denotes all regional jet service



     Fleet Description

          Fleet Expansion: As of March 1, 2001, the Company operated a fleet of 40 Canadair Regional Jets ("CRJs"), 18 Fairchild Dornier 328 regional jets ("328JET"), and 50 turboprop aircraft, consisting of 32 British Aerospace Jetstream-41 ("J-41s") and 18 British Aerospace Jetstream-32 aircraft ("J-32s").

          As of March 1, 2001, the Company had a total of 56 CRJs on firm order from Bombardier, Inc., in addition to the 40 already delivered, and held options for 80 additional CRJs. The Company also had 44 328JETs on firm order, in addition to the 18 already delivered, and held options for an additional 83 aircraft. The future delivery schedule of the remaining 100 firm ordered regional jet aircraft undelivered as of March 1, 2001 is as follows: 28 aircraft are scheduled for delivery during the remainder of 2001, 30 aircraft in 2002 and 42 aircraft in 2003.

          <PAGE > 8
          Fleet  Composition:   The following  table  describes  the
Company's fleet of aircraft, scheduled firm deliveries and options as of March 1, 2001:

                  Number of   Passenger    Average     Firm
                   Aircraft   Capacity      Age in  Deliveries  Options
                                            Years
Canadair Regional     40         50          1.8        56        80
Jets
Fairchild Dornier     18         32          0.4        44        83
328JET
British Aerospace     32         29          6.2         -         -
J-41
British Aerospace     18         19         10.9        _-_       _-_
J-32
                     108                     4.4        100    163

           During 2000, the Company began early retiring the leased 19-seat J-32 aircraft from the fleet. As of March 1, 2001, ten J-32s had been removed from service. The remaining 18 J-32s will be removed from service during the remainder of 2001. The early retirement of the 28 leased J-32 aircraft resulted in the Company recording a $29.0 million (pre-tax) restructuring charge during 2000. During March 2001, the Company reached agreement with the lessor for the early return and lease termination of all of the J-32's and as a result paid a lease termination fee which consisted of $19.1 million in cash, and the application of $5.2 million in credits due from the lessor. The Company believes that the remainder of the accrual will be adequate to provide for costs necessary to meet aircraft return conditions. The early termination of these leases and the return of these aircraft prior to lease expiration will enable the Company to satisfy its lease obligations and does not require the Company to assume the risks and efforts required to maintain and remarket the aircraft. The Company does not expect to incur any additional charges against earnings for the early retirement of the J-32 fleet.

          In January 2001, the Company reached an agreement with United and Delta to place 20 CRJ's originally ordered for the Delta Connection program in the United Express program.

          The Company is evaluating plans to early retire the 32 J-41 turboprop aircraft from its fleet beginning in 2002. Adoption of a plan to retire the J-41 turboprop fleet would likely result in a substantial charge to future earnings. The Company is unable at this time to quantify the amount of any such retirement charge, as a formal plan has not yet been adopted.

     Fuel

          The Company has not experienced difficulties with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future requirements. During 2000, the Company hedged a portion of its exposure to jet fuel price fluctuations by entering into commodity swap contracts for approximately 8.4% of its fuel requirements for the United Express program. Delta Air Lines, Inc. bears the economic risk of fuel price fluctuations for the fuel requirements of the Company's Delta Connection program, and United Airlines bears such risk for the Company's United Express program beginning on December 1, 2000. As such, the Company reasonably expects that its results of operations will no longer be directly affected by fuel price volatility.

      Competition

          The airline industry is highly competitive, and there are few barriers to entry in the markets served by the Company. Furthermore, larger carriers can impact the markets served by the Company through fare discounting as well as flight schedule modifications. Competition in the markets served by the Company from other air carriers varies by location, type of aircraft (both turboprop and jet), and in certain cities, comes from carriers which serve the same destinations as the Company but through different hubs. Under the Company's fixed fee arrangements with United and Delta, United and Delta are responsible for establishing routes and fee structure, and the Company's revenue is not directly related to passenger revenue earned by United or Delta on its flights. However, the overall system benefit to those airlines is likely to affect the Company in such areas as future growth opportunities. The Company attempts to address competition by the level of service it provides passengers traveling on flights it operates.

     Slots

           Slots  are  reservations  for takeoffs  and  landings  at
specified times and are required by governmental authorities to operate at certain airports. The Company has rights to and utilizes takeoff and landing slots at Chicago-O'Hare and LaGuardia, Kennedy and White Plains, New York airports. The Company also uses slot exemptions at Chicago-O'Hare, which differ from slots in that they allow service only to designated cities and are not transferable to other airlines without the approval of the U.S. Department of Transportation ("DOT"). Airlines may acquire slots by governmental grant, by lease or purchase from other airlines, or by loan when another airline does not use a slot but desires to avoid governmental reallocation of a slot for lack of use. All leased and loaned slots are subject to renewal and termination provisions. Under rules presently in effect, all slot regulation is scheduled to end at Chicago-O'Hare after July 1, 2002 and at LaGuardia and
Kennedy after January 1, 2007. The rules also provide that, in addition to those slots currently held by carriers, operators of regional jet aircraft may apply for, and the Secretary of Transportation must grant, additional slots at Chicago, LaGuardia, and Kennedy in order to permit the carriers to offer new service, increase existing service or upgrade to regional jet service in qualifying smaller communities. There is no limit on the number of slots a carrier may request.

          The ability of regional carriers to obtain slots at LaGuardia in large numbers led to an increase in flight activity at the airport that exceeded the capacity of LaGuardia. As a result, and to reduce airport congestion and delays, the FAA implemented a slot lottery system resulting in a decrease in the operation of new regional jet service to and from LaGuardia including ACJet services operated for Delta. In addition, ACA is unable to increase service at LaGuardia given limits on the number of slots and the impact of the slot lottery. The slot lottery is a temporary measure, and the FAA is considering implementing a long term solution that could involve increasing landing and other fees to discourage operations during peak hours. To the extent other airports experience significant flight delays, the FAA or local airport operators could seek to impose similar peak period pricing systems or other demand-reducing strategies which could impede the Company's ability to serve any such impacted airport.

     Employees

            As of March 1, 2001, the Company had 3,015 full-time and 377 part-time employees, classified as follows:

           Classification               Full-    Part-
                                         Time     Time
           Pilots                       1,110        1
           Flight attendants              475        1
           Station personnel              600      327
           Maintenance personnel          377        9
           Management,
           administrative and
             Clerical personnel           453       39

           Total employees              3,015      377

          The Company's pilots are represented by the Airline Pilots Association ("ALPA"), flight attendants are represented by the
Association of Flight Attendants ("AFA"), and mechanics are represented by the Aircraft Mechanics Fraternal Association ("AMFA").

           The ALPA collective bargaining agreement became amendable in February 2000 and the Company and ALPA began meetings on a new contract. In January 2001, the Company agreed to a new four-and-a-half year contract with ALPA which was subsequently ratified and became effective on February 9, 2001. This agreement provides for improvements in pay rates, benefits, training and other areas. The collective bargaining agreement covers pilots flying for both the Atlantic Coast Airlines/United Express operation, as well as the Atlantic Coast Jet/Delta Connection operation. The new agreement provides for substantial increases in pilot compensation which the Company believes are consistent with industry trends.

          ACA's collective bargaining agreement with AFA was ratified in October, 1998. The agreement is for a four-year duration and becomes amendable in October 2002. ACJet has an agreement with AFA for a five-year duration covering ACJet flight attendants on terms substantially similar to the terms of the contract between ACA and AFA. The ACJet agreement becomes amendable in March 2005.

          The collective bargaining agreement with AMFA was ratified in June, 1998. The agreement is for a four-year duration and becomes amendable in June 2002. This agreement covers all mechanics working for the Company.

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

          The Company continues to commit additional resources to its employee recruiting and retention efforts and is hiring personnel to accommodate its growth plans. However, due to industry hiring demands, a competitive local labor market in Northern Virginia and normal attrition, there can be no assurance that the Company will be able to continue to meet its hiring requirements.

     Pilot Training

           The Company performs pilot training with state-of-the-art, full motion simulators and conducts training in accordance with FAA Part 121 regulations. The Company has entered into agreements with Pan Am International Flight Academy ("PAIFA") which allow the Company to train CRJ, J-41 and J-32 pilots at PAIFA's facility near Washington-Dulles. In 1999, PAIFA acquired from a third party the existing training facility where the Company has been conducting J-41 and J-32 training, and added a CRJ
simulator  at  the  facility  in December  1999.   The  Company  has
committed to purchase an annual minimum number of CRJ and J-41 simulator training hours at agreed rates, with commitments originally extending ten and three years, respectively. Under this commitment, a new CRJ simulator will be acquired in July 2001. The Company's payment obligations over the remaining nine years total approximately $16 million. 328JET training is presently being conducted in Dallas, Texas at a facility arranged in conjunction with the acquisition of the aircraft. The Company is negotiating with PAIFA to have PAIFA install a 328JET simulator at its Washington-Dulles facility.

     Regulation

          Economic. The Department of Transportation ("DOT") has extensive authority to issue certificates authorizing carriers to engage in air transportation, establish consumer protection regulations, prohibit certain unfair or anti-competitive pricing practices, mandate conditions of carriage and make ongoing determinations of a carrier's fitness, willingness and ability to provide air transportation. The DOT can bring proceedings for the enforcement of its regulations under applicable federal statutes, which proceedings may result in civil penalties, revocation of operating authority or criminal sanctions.

          The Company's ACA and ACJet subsidiaries hold certificates of public convenience and necessity, issued by the DOT, that authorizes the subsidiaries to conduct air transportation of persons, property and mail between all points in the United States, its territories and possessions. These certificates require that ACA and ACJet maintain DOT-prescribed minimum levels of insurance, comply with all applicable statutes and regulations and remain continuously "fit" to engage in air transportation. In addition to this authority, ACA and ACJet are authorized to engage in air transportation between the United States and Canada.

          Based on conditions in the industry, or as a result of Congressional directives or statutes, the DOT from time to time proposes and adopts new regulations or amends existing regulations in which new or amended regulations may impose additional regulatory burdens and costs on the Company.

          Due to an increase in passenger traffic, weather, air traffic control caused delays and interruptions in service related to labor disputes, members of Congress have proposed passenger rights legislation as well as legislation to address competition issues. Imposition of new laws and regulations on air carriers could increase the cost of operation and or limit carrier management discretion, although the final form of pending legislative, if any is adopted as law, is uncertain.

          Safety. The FAA extensively regulates the safety-related activities of air carriers. The Company is subject to the FAA's jurisdiction with respect to aircraft maintenance and operations, equipment, ground facilities, flight dispatch, communications, training, weather observation, flight personnel, airport security, the transportation of hazardous materials and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires that airlines under its jurisdiction obtain an operating certificate and operations specifications for the particular aircraft and types of operations conducted by such airlines. The Company's ACA and ACJet subsidiaries possess operating certificates issued by the FAA and related authorities authorizing them to conduct operations with turboprop and turbojet equipment in the case of ACA and turbojet equipment in the case of ACJet. The Company, like all carriers, requires specific FAA authority to add aircraft to its fleet. ACA and ACJet's authority to conduct operations is subject to suspension, modification or revocation for cause. The FAA has authority to bring proceedings to enforce its regulations, which proceedings may result in civil or criminal penalties or revocation of operating authority.

           From time to the time and with varying degrees of intensity, the FAA conducts inspections of air carriers. Such inspections may be scheduled or unscheduled and may be triggered by specific events involving either the specific carrier being inspected or other air carriers. In addition, the FAA may require airlines to demonstrate that they have the capacity to properly manage growth and safely operate increasing numbers of aircraft.

          In order to ensure the highest level of safety in air transportation, the FAA has authority to issue maintenance directives and other mandatory orders. These relate to, among other things, the inspection of aircraft and the mandatory removal and replacement of parts or structures. In addition, the FAA from time to time amends its regulations and such amended regulations may impose additional regulatory burdens on the Company, such as the required installation of new safety-related items. Depending upon the scope of the FAA's orders and amended regulations, these requirements may cause the Company to incur substantial, unanticipated expenses which may not be reimbursable under the Company's marketing agreements. The FAA enforces its maintenance regulations by the imposition of civil penalties, which can be substantial.

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

          Associated with the FAA's security responsibility is its program to ensure compliance with rules regulating the transportation of hazardous materials. The Company has policies against accepting hazardous materials or other dangerous goods for transportation. Employees of the Company are trained in the recognition of hazardous materials and dangerous goods through a FAA approved training course. The Company may ship aircraft and other parts and equipment, some of which may be classified as hazardous materials, using the services of third party carriers, both ground and air. In acting in the capacity of a shipper of hazardous materials, the Company must comply with applicable regulations. The FAA enforces its hazardous material regulations by the imposition of civil penalties, which can be substantial.

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

          Federal law generally preempts airports from imposing unreasonable local noise rules that restrict air carrier operations. However, under certain circumstances airport operators may implement reasonable and nondiscriminatory local noise abatement procedures, which procedures could impact the ability of the Company to serve certain airports, particularly in off-peak hours.



     Seasonality

            Seasonal factors such as winter snow storms, thunderstorms, and hurricanes have the ability to affect the Company's capacity, completion factor, profitability and cash generation.

           As a whole, the Company's principal geographic areas of operations usually experience more adverse weather during the year as compared to other geographical regions, causing a greater percentage of the Company's and other airlines' flights to be canceled.

Item 2.        Properties

     Leased Facilities

          Airports

           The Company leases gate and ramp facilities at all of the airports ACA serves and leases ticket counter and office space at those locations where ticketing is handled by Company personnel. In most instances, gate and ramp facilities for ACJet are provided by Delta. Payments to airport authorities for ground facilities are generally based on a number of factors, including space occupied as well as flight and passenger volume. In May 1999, the Company took occupancy of a new 69,000 square foot passenger concourse at Washington-Dulles dedicated solely to regional airline operations. The 36-gate concourse, designed to support the Company's expanding United Express operation, is owned by the Metropolitan Washington Airports Authority and leased to the Company under a 15 year lease.

          Corporate Offices

           In December 2000, the Company moved into a newly built three-story office building encompassing 77,000 square feet of space under a ten year operating lease. This new facility houses the executive, administrative and system control departments. The Company's previously leased headquarters facility, comprised of 79,000 square feet, is being transformed into an employee training and services center. The Company renegotiated this lease for a new seven year term expiring in January 2008. Together, these two properties will provide the necessary facilities for the Company's continued growth.

          Maintenance Facilities

           The FAA's safety regulations mandate periodic inspection and maintenance of commercial aircraft. The Company performs most line maintenance, service and inspection of its aircraft and engines at its maintenance facilities using its own personnel.

           The Company performs maintenance functions at its 90,000 square foot aircraft maintenance facility at Washington-Dulles airport and at its 34,000 square foot hangar facility in Columbia, SC. The Washington-Dulles facility is comprised of 60,000 square feet of hangar space and 30,000 square feet of support space and includes hangar, shop and office space necessary to maintain the Company's fleet. The Company is currently in the process of expanding the Washington-Dulles facility to add 22,400 square feet of additional support space to accommodate the planned growth of the aircraft fleet. The cost of this expansion, estimated at $4 million, will be reflected through increases in the Company's lease rates for the facility. The expansion does not change the original lease term of 15 years.


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


Item 4.        Submission of Matters to a Vote of Security Holders

          No matter was submitted during the fiscal quarter ended
December 31, 2000, to a vote of the security holders of the Company through the solicitation of proxies or otherwise.

                               PART II

Item  5.         Market for Registrant's Common Equity  and  Related
Stockholder Matters

           The Company's common stock, par value $.02 per share (the "Common Stock"), is traded on the NASDAQ National Market ("NASDAQ/NM") under the symbol "ACAI". Trading of the Common Stock commenced on July 21, 1993.

                On January 25, 2001, the Company announced a 2-for-1 common stock split payable as a stock dividend on February 23, 2001 to shareholders of record on February 9, 2001.

           The following table sets forth the reported high and low closing sale prices of the Common Stock on the NASDAQ/NM, adjusted for the two for one stock dividend issued February 23, 2001, for the periods indicated:

          1999                        High           Low
          First quarter              $17.50         $12.125
          Second quarter             $15.50          $7.938
          Third quarter              $10.75          $8.75
          Fourth quarter             $11.875         $8.844


          2000
          First quarter              $13.375         $8.125
          Second quarter             $16.313        $11.50
          Third quarter              $19.188        $13.00
          Fourth quarter             $21.875        $13.438

          2001
          First quarter              $23.50         $18.25
          (through March 1, 2001)

          As of March 1, 2001, the closing sales price of the Common Stock on NASDAQ/NM was $18.25 per share and there were approximately 184 holders of record of Common Stock.

           The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any Common Stock cash dividends in the foreseeable future. The Company intends to retain earnings to finance the growth of its operations. The payment of Common Stock cash dividends in the future will depend upon such factors as earnings levels, capital requirements, the Company's financial condition, the applicability of any restrictions imposed upon the Company subsidiaries by certain of its financing agreements, the dividend restrictions imposed by the Company's line of credit, and other factors deemed relevant by the Board of Directors. In addition, ACAI is a holding company and its only significant asset is its investment in its subsidiaries, ACA and ACJet.

          In July 1997, the Company issued $57.5 million aggregate principal amount of 7.0% Convertible Subordinated Notes due July 1, 2004 (the "Notes"), pursuant to Rule 144A under the Securities Act of 1933, and received net proceeds of approximately $55.6 million related to the sale of the Notes. The Notes were convertible into shares of Common Stock, of the Company by the holders at any time after sixty days following the latest date of original issuance thereof and prior to maturity, unless previously redeemed or repurchased, at a conversion price of $4.50 per share, subject to certain adjustments. On May 15, 2000, the Company called the remaining $19.8 million principal amount of Notes outstanding, for redemption at 104% of face value effective July 3, 2000. The holders elected to convert all of the Notes into common stock and approximately 4.4 million shares were issued in exchange for the Notes during the period May 25, 2000 to June 6, 2000, resulting in an addition to paid in capital of approximately $19.8 million offset by a reduction of approximately $471,000 for the unamortized debt issuance costs relating to the Notes in connection with their conversion.

          The Company's Board of Directors has approved the purchase of up to $40 million of outstanding shares in open market or private transactions. As of March 10, 2001, the Company has purchased 2,128,000 shares of its common stock at an average price of $8.64 per share. The Company has approximately $21.6 million remaining of the $40 million authorization.


Item 6.        Selected Financial Data

           The following selected financial data under the caption "Consolidated Financial Data" and "Consolidated Balance Sheet Data" relating to the years ended December 31, 1996, 1997, 1998, 1999 and 2000 have been derived from the Company's consolidated financial statements. The following selected operating data under the caption "Selected Operating Data" have been derived from Company records. The data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                      SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
                     (Dollars in thousands, except per share amounts and
                             operating data)

Consolidated Financial Data:          Years  ended December 31,

                                 1996     1997     1998     1999     2000
Operating revenues:
  Passenger revenues         $179,370 $202,540 $285,243 $342,079 $442,695
  Total operating revenues    182,484  205,444  289,940  347,365  452,526
Operating expenses:
  Salaries and related costs   44,438   49,661   68,135   84,554  107,831
  Aircraft fuel                17,124   17,766   23,978   34,072   64,433
  Aircraft maintenance and     16,841   16,860   22,730   24,357   36,750
  materials
  Aircraft rentals             29,137   29,570   36,683   45,215   59,792
  Traffic commissions and      28,550   32,667   42,429   54,521   56,623
  related fees
  Facility rent and landing     8,811   10,376   13,475   17,875   20,284
  fees
  Depreciation and              2,846    3,566    6,472    9,021   11,193
  amortization
  Other                        14,900   16,035   23,347   28,458   42,537
  Restructuring/aircraft early   (426)       -        -        -   28,996
retirement charges (reversals)
(1)
  Total operating expenses    162,221  176,501  237,249  298,073  428,439

Operating income               20,263   28,943   52,691   49,292   24,087


  Interest expense             (1,013)  (3,450)  (4,207)  (5,614)  (6,030)
  Interest income                 341    1,284    4,145    3,882    5,033
  Debt conversion expense (2)       -        -   (1,410)       -        -
  Other income (expense), net      17       62      326      (85)    (278)
Total other expense, net         (655)  (2,104)  (1,146)  (1,817)  (1,275)

Income before income tax
expense and cumulative
  effect of accounting change  19,608   26,839   51,545   47,475   22,812
Income tax provision              450   12,339   21,133   18,319    7,657

Income before cumulative
effect of accounting change    19,158   14,500   30,412   29,156   15,155
Cumulative effect of                -        -        -     (888)       -
accounting change, net (3)
Net income                    $19,158  $14,500  $30,412  $28,268  $15,155

   (Dollars in thousands, except per share amounts and operating data)

                                    Years ended December 31,

                             1996      1997       1998        1999        2000
Income per share:
  Basic:
    Income before            $.57     $0.47       $.84        $.77        $.38
 cumulative effect of
 accounting change
    Cumulative effect of        -         -          -       (0.02)          -
accounting change
  Net income per share       $.57     $0.47       $.84        $.75        $.38
(4)

  Diluted:
     Income before           $.54     $0.40        $.71        $.68       $.36
 cumulative effect of
 accounting change
    Cumulative effect of        -         -           -       (0.02)         -
accounting change
  Net income per share       $.54     $0.40        $.71        $.66       $.36
(4)

Weighted average number of
shares used in computation
(in thousands) (4)
      Basic                33,924    31,294      36,256      37,928     40,150
      Diluted              35,680    39,024      44,372      44,030     43,638

Selected Operating Data:
    Departures            137,924   146,069    170,116      186,571    199,050
    Revenue passengers  1,462,241 1,666,975  2,534,077    3,234,713  3,778,811
carried
    Revenue passenger     358,725   419,977    792,934    1,033,912  1,271,273
miles (000s) (5)
    Available seat miles  771,068   861,222  1,410,763    1,778,984  2,203,839
(000s) (6)
    Passenger load          46.5%     48.8%      56.2%        58.1%      57.7%
factor (7)
    Breakeven passenger     41.4%     41.8%      45.8%        49.7%      50.8%
load factor (8)
    Revenue per            $0.237    $0.239     $0.206       $0.195     $0.205
available seat mile
    Cost per available     $0.211    $0.205     $0.168       $0.168     $0.181
seat mile (9)
    Average yield per      $0.500    $0.482     $0.360       $0.331     $0.348
revenue passenger mile
(10)
    Average fare             $123      $122       $113         $106       $117
    Average passenger         245       252        313          320        336
trip length (miles)
    Aircraft in service        57        65         74           84        105
(end of period)
    Destinations served        39        43         53           51         53
(end of period)

Consolidated Balance
Sheet Data:
    Working capital       $17,782   $45,028    $68,130      $60,440    $72,018
    Total assets           64,758   148,992    227,626      293,753    382,700
    Long-term debt and
capital leases, less        5,673    76,145     64,735       92,787     67,089
current portion
    Total stockholders'    34,637    34,805    110,377      125,524    168,173
equity

1. In 2000, the Company recorded an operating charge of $28,996,000 ($17,398,000 net of income tax benefits) for the present value of future lease and other costs associated with the early retirement of 28 J-32 turboprop aircraft.

2. In connection with the induced conversion of a portion of the 7% Convertible Subordinated Notes, the Company recorded a non-cash, non-operating charge of approximately $1.4 million in 1998.

3. In 1999, the Company recorded a charge of $888,000 for the cumulative effect, net of income taxes, of a change in accounting for preoperating costs in connection with the implementation of Statement of Position 98-5.

4. All per share calculations have been restated to reflect a 2 for 1 common stock split distributed on February 23, 2001.

5. "Revenue passenger miles" or "RPMs" represent the number of miles flown by revenue passengers.

6. "Available seat miles" or "ASMs" represent the number of seats available for passengers multiplied by the number of scheduled miles the seats are flown.

7. "Passenger load factor" represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.

8. "Breakeven passenger load factor" represents the percentage of seats needed to be filled by revenue passengers for the airline to break even after operating expenses, less other revenues and excluding restructuring and write-offs of intangible assets.

9. "Operating cost per available seat mile" represents total operating expenses, excluding restructuring and aircraft early retirement charges, divided by available seat miles.

10. "Average yield per revenue passenger mile" represents the average passenger revenue received for each mile a revenue passenger is carried.

Item  7.     Management's Discussion and Analysis of Results of Operations
                              and Financial Condition

General

           Atlantic Coast Airlines Holdings, Inc. ("ACAI") operates through its wholly-owned subsidiaries, Atlantic Coast Airlines ("ACA"), and Atlantic Coast Jet, Inc. ("ACJet") (together, the "Company"). ACJet began revenue service on August 1, 2000. In 2000, the Company recorded net income of $15.2 million compared to $28.3 million for 1999, and $30.4 million for 1998. The 2000 results include a restructuring charge of $17.4 million, net of income taxes, related to the planned early retirement of 28 leased 19-seat J-32 turboprop aircraft. The 1999 net results include the cumulative effect of an accounting change, net of income taxes, of $888,000 related to the adoption of Statement of Position 98-5, which resulted in the write-off of remaining unamortized regional jet implementation preoperating costs. The 1998 net results reflect a one time, non-cash, non-operating charge of $840,000, net of income taxes, related to the induced conversion of a portion of the 7% Convertible Subordinated Notes. Excluding these unusual items, net income for 2000, 1999, and 1998 would have been $32.6 million, $29.2 million, and $31.3 million, respectively. For 2000, the Company's available seat miles ("ASM") increased 24% with the addition of 14 Canadair Regional Jet ("CRJ") aircraft and 14 Fairchild Dornier 328JET ("328JET) aircraft, net of the reduction of seven J-32 turboprop aircraft during the year. The number of total passengers increased 17%, and revenue passenger miles ("RPM) increased 23%.


Results of Operations

           The Company earned income of $15.2 million (including a $29 million pre-tax operating charge related to the early retirement of 28 J-32 turboprop aircraft) or $.36 per diluted share in 2000 compared to $28.3 million or $.66 per diluted share in 1999, and $30.4 million or $.71 per diluted share in 1998. During 2000, the Company generated operating income of $24.1 million (including a $29 million operating charge related to the early retirement of 28 J-32 turboprop aircraft), compared to $49.3 million for 1999 and $52.7 million for 1998. Excluding the 2000 aircraft early retirement charge, operating margins for 2000, 1999 and 1998 were 11.7%, 14.2% and 18.2% respectively.

           The 51.1% decrease in operating income from 1999 to 2000 is a reflection of the J-32 retirement charge of $29 million. Excluding this charge, operating income increased 7.7%, which reflects a 5.1% increase in unit revenue (total revenue per ASM) from $0.195 to $0.205, an increase of 7.7% in unit costs (cost per ASM) from $0.168 to $.181 and a 23.9% increase in ASM's.

          The 6.5% decrease in operating income from 1998 to 1999 reflects a 5.4% decrease in unit revenue (total revenue per ASM) from $.206 to $.195, while unit cost (cost per ASM) remained the same at $0.168 for both years, partially offset by a 26.1% increase in ASM's.

Fiscal Year 1999 vs. 2000

Operating Revenues

          The Company's operating revenues increased 30.3% to $452.5 million in 2000 compared to $347.4 million in 1999. The increase resulted from a 23.9% increase in ASMs, together with an increase in revenue per ASMs of 5.1%. The increase in ASMs reflects the addition of fourteen CRJ aircraft and fourteen 328JET aircraft in 2000, and the full year effect in 2000 of adding ten CRJ aircraft during 1999, offset by the removal of seven J-32 aircraft during 2000. Revenue passengers increased 16.8% in 2000 compared to 1999, which combined with the increase in the average passenger stage length resulted in a 23% increase in RPMs.

          The 86% increase in other revenues year over year includes amounts paid by Delta Air Lines related to certain pilot training for the Delta Connection operation.

Operating Expenses

          Excluding the $29 million aircraft early retirement charge, the Company's operating expenses increased 34.0% to $ 399.4 million in 2000 compared to $298 million in 1999. This increase was due primarily to: an 89% increase in total fuel costs as a result of a 49% increase in the average price per gallon of jet fuel, coupled with a 20% increase in the average fuel burn rate to 222 gallons per hour; a 23.9% increase in ASMs; and expenses for the certification and start up of the ACJet operation. The increase in ASMs, passengers and burn rates reflects the addition of fourteen CRJs and fourteen 328JETs into scheduled service, net of the retirement of seven J-32s during 2000.

          A summary of operating expenses as a percentage of operating revenue and operating cost per ASM for the years ended December 31, 1999 and 2000 is as follows:

                                      Year Ended December 31,

                                     1999                       2000
                              Percent of    Cost         Percent of    Cost
                              Operating    Per ASM       Operating    Per ASM
                              Revenues     (cents)       Revenues     (cents)
Salaries and related costs       24.3%       4.8            23.8%       4.9   %
Aircraft fuel                     9.8%       1.9            14.2%       2.9
Aircraft maintenance              7.0%       1.4             8.1%       1.7
and materials
Aircraft rentals                 13.0%       2.5            13.2%       2.7
Traffic commissions and          15.7%       3.1            12.5%       2.6
related fees
Facility rent and landing fees    5.2%       1.0             4.5%        .9
Depreciation and amortization     2.6%        .5             2.5%        .5
Other                             8.2%       1.6             9.4%       1.9
Aircraft early retirement charge     -         -             6.4%       1.3

    Total                        85.8%      16.8            94.7%      19.4


          Costs per ASM increased 15.5% to 19.4 cents in 2000 compared to
16.8  cents  for 1999, primarily due to a 49% increase in the  year  over year price per gallon of jet fuel, the expenses associated with the certification and start-up of ACJet, flight crew training costs, and the aircraft early retirement charge. Excluding the aircraft early retirement charge, costs per ASM increased 7.7% to 18.1 cents during 2000 compared to 16.8 cents for 1999.

          Salaries and related costs per ASM increased 2.1% to 4.9 cents in 2000 compared to 4.8 cents in 1999. In absolute dollars, salaries and related expenses increased 27.5% from $84.6 million in 1999 to $107.8 million in 2000. The increase primarily resulted from the net addition of 780 full and part time employees during 2000 to support the 28 regional jet aircraft added during 2000.

          The cost per ASM of aircraft fuel increased to 2.9 cents in 2000 compared to 1.9 cents in 1999. The total price per gallon of fuel increased 48.9% to $1.11 in 2000 compared to 74.6 cents in 1999. In absolute dollars, aircraft fuel expense increased 89.1% from $34.1 million in 1999 to $64.4 million in 2000, reflecting the higher cost per gallon fuel price, a 5.8% increase in block hours and the higher fuel consumption per hour of regional jet aircraft versus a turboprop aircraft which resulted in a 20% increase in the system average burn rate (gallons used per block hour flown).

          The cost per ASM of aircraft maintenance and materials increased to 1.7 cents in 2000 compared to 1.4 cents in 1999. In absolute dollars, aircraft maintenance and materials expense increased 50.9% from $24.4 million in 1999 to $36.8 million in 2000. The increased expense resulted from the increase in the size of the total fleet, the continual increase in the average age of the turboprop fleets, the gradual expiration of manufacturer's warranties on the CRJs, and the reversal in 1999 of approximately $1.5 million in life limited parts repair expense accruals related to CRJ engines that were no longer required based on the introduction of a maintenance contract covering the GE engines operating on the CRJ fleet.

          The cost per ASM of aircraft rentals increased slightly to 2.7 cents in 2000 compared to 2.5 cents in 1999. During 2000, the Company took delivery of 28 additional regional jet aircraft, all of which were lease financed. In absolute dollars, aircraft rental expense increased 32.2% to $59.8 million as compared to $45.2 million in 1999 due to the additional aircraft added to the fleet.

          The cost per ASM of traffic commissions and related fees decreased to 2.6 cents in 2000 as compared to 3.1 cents in 1999. Delta is responsible for travel agent commissions and related fees and effective December 1, 2000, United is responsible for travel agent commissions and program fee expense as a result of the restated UA agreement. In absolute dollars, traffic commissions and related fees increased 3.9% to $56.6 million in 2000 from $54.5 million in 1999. The increase resulted from an increase in passenger revenues and passenger volumes, offset by a reduction in the commission rates payable to travel agents.

          The cost per ASM of facility rent and landing fees decreased to .9 cents for 2000 from 1.0 cent for 1999. In absolute dollars, facility rent and landing fees increased 13.5% to $20.3 million for 2000 from $17.9 million in 1999. The increase in absolute dollars for facility rent and landing fees is a result of a 6.7% increase in the number of departures, and the heavier landing weight of the regional jets.

          The cost per ASM of depreciation and amortization remained the same at 0.5 cents for 2000 and 1999. In absolute dollars, depreciation and amortization expense for 2000 increased 24.1% to $11.2 million from $9 million in 1999. The absolute increase results in part from the full year effect of purchasing two CRJ aircraft and rotable spare parts in 1999 for approximately $59 million.

          The cost per ASM of other operating expenses increased to 1.9 cents for 2000 from 1.6 cents in 1999. In absolute dollars, other operating expenses increased 49.5% to $42.5 million for 2000 from $28.5 million in 1999. The increased costs result primarily from the 16.8% increase in revenue passengers which resulted in higher passenger handling costs, training expenses for new flight crews, and expenses for ACJet pre-operating activities including regulatory compliance, employee recruitment, training, establishment of operating infrastructure, establishment of third party contractual arrangements, and aircraft proving runs. The Company expects pilot training costs to continue to increase as the remaining firm ordered CRJ and 328JET aircraft are received.

          In 2000, the Company recorded an operating charge of 1.3 cents per ASM for costs associated with the early retirement of 28 J-32 turboprop aircraft. In absolute dollars, the amount of the charge was $29 million. The charge includes the estimated cost of contractual obligations to meet aircraft return conditions as well as a lease termination fee. The retirement of the J-32 fleet is expected to be completed by December 31, 2001.

          Interest expense increased from $5.6 million in 1999 to $6 million in 2000. The increase is the result of the full year effect of the debt outstanding for the purchase of two CRJs in 1999 partially offset by the impact of the conversion of the Company's 7% notes into equity during the first half of 2000.

          Interest  income  increased from $3.9 million  in  1999  to  $5
million  in  2000.   This  is  primarily  the  result  of  the  Company's
significantly higher cash balances during 2000 as compared to 1999.

          The Company recorded a provision for income taxes of $7.7 million for 2000, compared to a provision for income taxes of $18.3 million in 1999. The 2000 effective tax rate is approximately 33.6% as compared to the 1999 effective tax rate of approximately 38.6%. This decrease is due to a favorable state income tax ruling resulting in the application of one time state tax credits, and the realization of certain tax benefits that were previously reserved, which together reduced income tax expense by approximately $1.4 million for 2000. The effective tax rates reflect non-deductible permanent differences between taxable and book income.

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

Fiscal Year 1998 vs. 1999

Operating Revenues

          The Company's operating revenues increased 19.8% to $347.4 million in 1999 compared to $289.9 million in 1998. The increase resulted from a 26.1% increase in ASMs, and an increase in load factor of
1.9 points, partially offset by an 8% decrease in revenue per passenger mile (yield). The increase in ASMs reflects the addition of ten CRJ aircraft in 1999 and the full year effect of adding nine CRJ aircraft during 1998. The reduction in yield was caused principally by additional competition by US Airways at the Company's Dulles hub, complications from the implementation of the Orion yield management system in the first and second quarters of 1999, and a 2.1% increase in the average passenger stage length from 313 miles in 1998 to 320 miles for 1999. Revenue passengers increased 27.6% in 1999 compared to 1998, which combined with the increase in the average passenger stage length resulted in a 30.4% increase in RPMs. Operating revenues as a whole in 1999 were negatively impacted by more severe weather during 1999 as compared to 1998 including two hurricanes in September 1999 that impacted air transportation in the Eastern United States.

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

           A summary of operating expenses as a percentage of operating revenue and operating cost per ASM for the years ended December 31, 1998 and 1999 is as follows:

                                      Year Ended December 31,

                                          1998                1999
                                   Percent of   Cost     Percent of   Cost
                                   Operating   per ASM   Operating   per ASM
                                   Revenues    (cents)   Revenues    (cents)
Salaries and related costs            23.5%      4.8        24.3%      4.8
Aircraft fuel                          8.3%      1.7         9.8%      1.9
Aircraft maintenance                   7.8%      1.6         7.0%      1.4
and materials
Aircraft rentals                      12.7%      2.6        13.0%      2.5
Traffic commissions and               14.6%      3.0        15.7%      3.1
related fees
Facility rent and landing fees         4.6%      1.0         5.2%      1.0
Depreciation and amortization          2.2%       .5         2.6%       .5
Other                                  8.1%      1.6         8.2%      1.6

    Total                             81.8%     16.8        85.8%     16.8

          Costs per ASM remained the same at 16.8 cents in 1999 when compared to 1998. Total operating expenses in absolute dollars increased 25.6% in 1999 to $298.1 million versus $237.2 million in 1998. ASM's for 1999 increased 26.1% to 1.8 billion as compared to 1.4 billion in 1998.

          Salaries and related costs per ASM remained the same at 4.8 cents in 1999 when compared to 1998. In absolute dollars, salaries and related expenses increased 24.1% from $68.1 million in 1998 to $84.6 million in 1999. The increase primarily resulted from the net addition of 331 full and part time employees during 1999 to support the additional aircraft.

          The cost per ASM of aircraft fuel increased to 1.9 cents in 1999 compared to 1.7 cents in 1998. The total price per gallon of fuel increased 10.6% to 74.6 cents in 1999 compared to 67.4 cents in 1998. In absolute dollars, aircraft fuel expense increased 42.1% from $24 million in 1998 to $34.1 million in 1999 reflecting the higher cost per gallon fuel price, a 9.5% increase in block hours and the higher fuel consumption per hour of a CRJ aircraft versus a turboprop aircraft which resulted in a 17.4% increase in the system average burn rate (gallons used per block hour flown).

          The cost per ASM of aircraft maintenance and materials decreased to 1.4 cents in 1999 compared to 1.6 cents in 1998. The decreased maintenance expense per ASM resulted primarily from the addition of the CRJ aircraft. In addition to generating higher ASMs, the CRJ aircraft are covered by manufacturer's warranty for up to three years on certain components. During the third quarter of 1999, the Company reversed approximately $1.5 million in life limited parts repair expense accruals related to CRJ engines that was no longer required based on the maintenance services and terms provided under a new engine maintenance agreement. The Company has not incurred any heavy maintenance repair costs related to the CRJ aircraft in 1998 or 1999. The CRJ cost savings were partially offset by the increasing costs of the turboprop aircraft as they aged. In absolute dollars, aircraft maintenance and materials expense increased 7.2% from $22.7 million in 1998 to $24.4 million in 1999.

          The cost per ASM of aircraft rentals decreased to 2.5 cents in 1999 compared to 2.6 cents in 1998. During 1999, the Company took delivery of ten additional CRJ aircraft, eight of which were lease financed. In absolute dollars, aircraft rental expense increased 23.3% to $45.2 million as compared to $36.7 million in 1998 due to the additional aircraft added to the fleet.

          The cost per ASM of traffic commissions and related fees increased to 3.1 cents in 1999 as compared to 3.0 cents in 1998. The increase did not reflect the reduced (from 8% to 5%) agency commission rate for domestic travel adopted in late 1999. Since substantially all of the Company's passenger revenues were derived from interline sales, the Company did not realize the savings from this reduction until February 2000. Related fees include program fees paid to United and CRS segment booking fees for reservations. In absolute dollars, traffic commissions and related fees increased 28.5% to $54.5 million in 1999 from $42.4 million in 1998.

          The cost per ASM of facility rent and landing fees remained the same at 1.0 cent for 1999 when compared to 1998. In absolute dollars, facility rent and landing fees increased 32.7% to $17.9 million for 1999 from $13.5 million in 1998. The absolute increase was the result of the Company's new regional terminal at Washington's Dulles airport, continued expansion of the Company's business to new markets and increased landing fees due to the heavier CRJ aircraft.

          The cost per ASM of depreciation and amortization remained the same at 0.5 cents for 1999 and 1998. In absolute dollars, depreciation and amortization expense for 1999 increased 39.4% to $9.0 million from $6.5 million in 1998. The absolute increase resulted from the purchase of two CRJ aircraft and rotable spare parts in 1999 for approximately $59 million and the full year effect of purchasing two CRJ aircraft and rotable spare parts in 1998.

          The cost per ASM of other operating expenses remained the same at 1.6 cents for 1999 and 1998. In absolute dollars, other operating expenses increased 21.9% to $28.5 million for 1999 from $23.3 million in 1998. This absolute increase was caused primarily by continued increases in crew accommodations, training, and other costs related to the general expansion of the Company's business. During the fourth quarter 1998, the Company began to pay for new hire training.

          Interest expense increased from $4.2 million in 1998 to $5.6 million in 1999. The increase was the result of the issuance of new debt to acquire two new CRJ aircraft in 1999, and the full year effect of the debt outstanding for the purchase of two CRJs and one J-41 in 1998.

          Interest income decreased from $4.1 million in 1998 to $3.9 million in 1999. This was primarily the result of the Company's lower cash balances during 1999 as compared to 1998.

          From March 20 through April 8, 1998, the Company temporarily reduced the conversion price on its 7% Convertible Subordinated Notes due July 1, 2004 (the "Notes") from $4.5 to $4.43 for holders of the Notes. During this temporary period, $31.7 million of the Notes converted into approximately 7.2 million shares of common stock. As a result of this temporary price reduction, the Company recorded a $1.4 million charge to other expense during 1998 representing the fair value of the additional shares distributed upon conversion.

          The  Company  recorded a provision for income  taxes  of  $18.3 million for 1999, compared to a provision for income taxes of $21.1 million in 1998. The 1999 effective tax rate was approximately 38.6% as compared to the 1998 effective tax rate of approximately 41%. The reduction in the 1999 effective rate was the result of the application of state tax credits applied in 1999. The effective tax rates reflect non-deductible permanent differences between taxable and book income.

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

Outlook

                This Outlook section and the Liquidity and Capital Resources section below contain forward-looking statements. The Company's actual results may differ materially. Factors that could cause the Company's future results to differ materially from the expectations described here include the ability of the Company to obtain favorable financing terms for its aircraft, the ability of the aircraft manufacturers to deliver aircraft on schedule, unexpected costs or delays in the implementation of new service, the ability of the Company to successfully retire the Company's turboprop fleet, the ability to hire and retain employees, the weather, the impact of labor issues or strikes at United Airlines, Inc. or Delta Air Lines, Inc. on those companies' utilization and support of the Company's operations, airport and airspace congestion, changes in and satisfaction of regulatory requirements including requirements relating to fleet expansion, and general economic and industry conditions. A number of risks and uncertainties exist with regard to the Company's agreement with UAL Corporation ("UAL"), parent of United Airlines, Inc. ("United") to acquire - through subsidiaries - the three regional airlines that are currently wholly-owned by US Airways Group, Inc. ("US Airways") which could cause actual results to differ materially from these projected results. Such factors relating to the transaction include, among others, UAL's termination rights, ability to reach agreement with UAL on the ultimate purchase price, ability to obtain regulatory approval with respect to the transaction, financing of the final purchase price, unanticipated unreimbursed costs, ability of the three companies to operate as fully independent corporations, ability to resolve any conflicting provisions in collective bargaining agreements obligating any company involved in the transaction, potential turboprop fleet transition issues, satisfactory resolution of amendable union contracts, operational issues involving any of the three airlines, and the impact of these new operations on existing operations. The Company undertakes no obligation to update any of the forward-looking information included in this release, whether as a result of new information, future events, changes in expectations or otherwise.

          Effective December 1, 2000, the Company now operates all of its flights under guaranteed fee-per-departure or fee-per-block hour agreements with United and Delta, respectively. Under these types of arrangements, the Company is contractually obligated to operate the flight schedule, for which the Company is then compensated at an agreed amount per departure or block hour regardless of passenger ticket revenue. In addition, the Company may receive additional incentive payments based on operational performance. As a result, the Company assumes the risk associated with operating the flight schedule, and United and Delta assume the risk of scheduling, marketing, and selling seats to the traveling public.

          The Company provides all regional jet service for its Delta Connection operations and is continuing its transformation to all regional jet service for its existing United Express operation. In addition to the 40 CRJs and 18 328JETs in service as of March 1, 2001, the Company has firm orders for an additional 56 CRJs and 44 328JETs and option orders for 80 CRJs and 83 328JETs and long-term marketing agreements with United Airlines, Inc. and Delta Air Lines, Inc. to fly the firm ordered jet aircraft in United Express and Delta Connection service. In January 2001, the Company reached an agreement with United and Delta to place 20 CRJ's originally ordered for the Delta Connection program in the United Express program.

          During 2000, the Company early retired seven J-32 turboprop aircraft, has finalized plans to early retire the remaining 21 J-32s by the end of 2001, and is evaluating plans to early retire its fleet of 32 J-41 turboprop aircraft beginning in 2002. The addition of the firm ordered regional jets, net of the removal from service of all of the turboprop aircraft, will allow the Company to grow capacity as measured in ASM's, based on planned aircraft delivery dates, by approximately 40% in 2001 and 35% in 2002. With the restructuring charge taken on the J-32 turboprop aircraft in 2000, their exit from the fleet is anticipated not to have any impact on future earnings.

          The Company is evaluating plans to early retire the 32 J-41 turboprop aircraft from its fleet beginning in 2002. Adoption of a plan to retire the J-41 turboprop fleet would likely result in a substantial charge to future earnings. The Company is unable at this time to quantify the amount of any such retirement charge, as a formal plan has not yet been adopted.

          ACJet commenced revenue service with 328JETs during the third quarter of 2000 and added CRJs during the fourth quarter of 2000. ACJet incurred approximately $7.8 million in start-up expenses from inception through commencement of revenue service, which were expensed as incurred. The Company will recover $5.2 million of these costs, which will be recorded as revenue over the next three years. The Company plans to combine the operations of ACJet into the operations of ACA during the first half of 2001. This combination is contingent on the Company receiving the required approvals from the Federal Aviation Administration and the Department of Transportation.

          During 2000, United Airlines and US Airways announced plans for a merger, with United Airlines being the successor company. The two companies have recently stated that they continue to await governmental approvals for the merger to proceed and anticipate the closing to be delayed beyond the previously announced date of April 2, 2001. On March 2, 2001, the Company announced it entered into an agreement with UAL to acquire-through subsidiaries-the three regional airlines that are currently wholly-owned by US Airways. The three carriers are Allegheny Airlines, Piedmont Airlines and PSA Airlines. Closing of the acquisition from US Airways, which would be contingent upon and occur at the same time as closing of the proposed United/US Airways merger, is subject to regulatory approvals and to termination rights by UAL. The aggregate purchase price for the three carriers, initially set at $200 million, will be paid at closing in the form of a promissory note due in 18 months. Under the terms of the agreement, the Company will not remit principal or interest payments or accrue interest on the note until and if an agreement is finalized. The ultimate purchase price for each of the three regional carriers will be negotiated during the 18-month term of the promissory note. If agreement cannot be reached on an ultimate purchase price as to any or all of the three carriers, the Company's acquisition of that carrier will be unwound. The ultimate purchase price paid by the Company may vary substantially from the amount of the promissory note, and there can be no assurances that the Company will retain any or all of the three carriers. If closing occurs on the initial purchase of the three carriers but the Company is not the ultimate purchaser of at least one of the carriers, the Company will receive a fee of up to $10.5 million. The results of operations, and any capital requirements of the three regional carriers, are not expected to contribute to the Company's results of operations or impact its financial position until and if an ultimate purchase price is agreed to and the acquisition can no longer be unwound.

           Slots are reservations for takeoffs and landings at specified times and are required by governmental authorities to operate at certain airports. The Company has rights to and utilizes takeoff and landing slots at Chicago-O'Hare and LaGuardia, Kennedy and White Plains, New York airports. The Company also uses slot exemptions at Chicago-O'Hare, which differ from slots in that they allow service only to designated cities and are not transferable to other airlines without the approval of the U.S. Department of Transportation ("DOT"). Airlines may acquire slots by governmental grant, by lease or purchase from other airlines, or by loan when another airline does not use a slot but desires to avoid governmental reallocation of a slot for lack of use. All leased and loaned slots are subject to renewal and termination provisions. Under rules presently in effect, all slot regulation is scheduled to end at Chicago-O'Hare after July 1, 2002 and at LaGuardia and Kennedy after January 1, 2007. The rules also provide that, in addition to those slots currently held by carriers, operators of regional jet aircraft may apply for, and the Secretary of Transportation must grant, additional slots at Chicago, LaGuardia, and Kennedy in order to permit the carriers to offer new service, increase existing service or upgrade to regional jet service in qualifying smaller communities. There is no limit on the number of slots a carrier may request. The Company still expects to apply for additional slots as permitted by the new rules.

          The ability of regional carriers to obtain slots at LaGuardia in large numbers led to an increase in flight activity at the airport that exceeded the capacity of LaGuardia. As a result, and to reduce airport congestion and delays, the FAA implemented a slot lottery system resulting in a decrease in the operation of new regional jet service to and from LaGuardia including ACJet services operated for Delta. In addition, ACA is unable to increase service at LaGuardia given limits on the number of slots and the impact of the slot lottery. The slot lottery is a temporary measure, and the FAA is considering implementing a long-term solution that could involve increasing landing and other fees to discourage operations during peak hours. To the extent other airports experience significant flight delays, the FAA or local airport operators could seek to impose similar peak period pricing systems or other demand-reducing strategies which could impede the Company's ability to serve any such impacted airport.

          The Company has not experienced difficulties with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future requirements. During 2000, the Company hedged a portion of its exposure to jet fuel price fluctuations by entering into commodity swap contracts for approximately 8.4% of its fuel requirements for the United Express program. Delta Air Lines, Inc. bears the economic risk of fuel price fluctuations for the fuel requirements of the Company's Delta Connection program, and United Airlines bears such risk for the Company's United Express program beginning on December 1, 2000. As such, the Company expects that its results of operations will no longer be directly affected by fuel price volatility.

          The Company's regional jet fleet is comprised of new aircraft with an average age of less than one and one-half years. Since maintenance expense on new aircraft is lower in the early years of operation due to manufacturers' warranties and the generally lower failure rates of major components, the Company's maintenance expense for regional jet aircraft will increase in future periods.

          In 2000, the Company has executed a seven year engine services agreement with GE Engine Services, Inc. ("GE") covering the scheduled and unscheduled repair of ACA's CF34-3B1 jet engines, operated on the 43 CRJs already delivered or on order for the United Express operation. This agreement was amended in July 2000 to cover 23 additional CRJ aircraft, bringing the total number of CRJ aircraft covered under the agreement to
66. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown on a monthly basis to GE and GE assumes the responsibility to repair the engines when required at no additional expense to the Company, subject to certain exclusions. The Company expenses the amount paid to GE based on the monthly rates stipulated in the agreement, as engine hours are flown. The Company's future maintenance expense on CRJ engines covered under the new agreement will escalate based on contractual rate increases, intended to match the timing of actual maintenance events that are due pursuant to the terms. The Company has signed a similar agreement covering engines for up to 80 328JETs with Pratt & Whitney, and also anticipates signing a similar agreement for the remaining regional jets on order.

          In 1999, the Company commenced a replacement project of its computer software systems. The Company engaged IBM to define functional requirements, evaluate vendor packages, and select and implement software solutions. New systems will include general ledger, payroll, accounts payable, accounts receivable, human resources administration, and maintenance. Implementation is scheduled to be completed during 2001. The Company anticipates spending approximately $8.8 million on this project, the majority of which will be capitalized and amortized over five years. In 1999, the Company expensed approximately $400,000 related to replacement software selection and capitalized $2.3 million in acquisition and implementation costs. In 2000, an additional $5.2 million was capitalized, bringing the total capitalized costs to date to $7.5 million.

Liquidity and Capital Resources

          As of December 31, 2000, the Company had cash, cash equivalents, and short-term investments of $121.2 million and working capital of $72 million compared to $57.4 million and $60.4 million, respectively, as of December 31, 1999. During the year ended December 31, 2000, cash and cash equivalents increased $46.2 million, reflecting net cash provided by operating activities of $93.9 million, net cash used in investing activities of $43.8 million (related to aircraft purchase deposits, purchases of aircraft and equipment and increases in short term investments) and net cash used in financing activities of $3.9 million. The increase in cash provided by operating activities is primarily due to the restated UA Agreements, effective December 1, 2000, in which the Company is now paid weekly in advance for monthly revenue as compared to receiving monthly revenue 30 to 60 days after the end of a month. Net cash used in financing activities was mainly related to payments of long-term debt and capital lease obligations and purchases of treasury stock.

          In order to minimize total aircraft rental expense over the entire life of the related aircraft leveraged lease transactions, the Company has uneven semiannual lease payment dates of January 1 and July 1 for its CRJ aircraft. Currently, approximately 46.1% of the Company's annual lease payments are due in January and 27.8% are due in July.

          As of December 31, 1999, the Company had cash, cash equivalents, and short-term investments of $57.4 million and working capital of $60.4 million compared to $64.4 million and $68.1 million, respectively, as of December 31, 1998. During the year ended December 31, 1999, cash and cash equivalents decreased $24.5 million, reflecting net cash provided by operating activities of $49.9 million, net cash used in investing activities of $89.8 million (related to aircraft purchase deposits, purchases of aircraft and equipment and increases in short term investments) and net cash provided by financing activities of $15.4 million. Net cash provided by financing activities increased due to the issuance of $37.2 million of long-term debt principally to acquire two CRJ aircraft, partially offset by the Company's common stock repurchase program.

     Other Financing

           In February 1999, the Company entered in to an asset-based lending agreement with two financial institutions that provides the
Company with a line of credit for up to $35 million depending on the amount of assigned ticket receivables and the value of certain rotable spare parts. The line of credit will expire on September 30, 2001, or upon termination of the United Express marketing agreement, whichever is sooner. The interest rate on this line is LIBOR plus .75% to 1.75% depending on the Company's fixed charges coverage ratio. There were no borrowings on the line during 1999 or 2000. The Company pledged $3.0 million of this line of credit as collateral for letters of credit issued on behalf of the Company by a financial institution. With the change in the United Express agreement going from a prorate arrangement to a fee-per-departure payment in advance arrangement effective December 1, 2000, the Company's ticket receivable available for assignment has been reduced to zero. As such, the available borrowing under the line of credit is limited to the value of certain rotable spare parts. The Company anticipates replacing this existing line of credit with a smaller more economical line of credit when the current line expires on September 30, 2001. As of March 1, 2001, the available amount of credit under the line was $5 million.

          In July 1997, the Company issued $57.5 million aggregate principal amount of 7% Convertible Subordinated Notes due July 1, 2004 ("the Notes"). The Notes are convertible into shares of Common Stock unless previously redeemed or repurchased, at a conversion price of $4.5 per share, subject to certain adjustments. In January 1998, approximately $5.9 million of the Notes were converted, pursuant to their original terms, into 1,321,652 shares of Common Stock. From March 20,
1998 to April 8, 1998, the Company temporarily reduced the conversion price from $4.5 to $4.43 for holders of the Notes. During this period,
$31.7 million of the Notes converted into approximately 7.2 million shares of Common Stock. As a result of this temporary price reduction, the Company recorded a non-cash, non-operating charge to earnings during the second quarter of 1998 of $1.4 million representing the fair value of the additional shares distributed upon conversion. Interest on the Notes is payable on April 1 and October 1 of each year. On May 15, 2000, the Company called the remaining $19.8 million principal amount of Notes outstanding, for redemption at 104% of face value, effective July 3, 2000. The Noteholders elected to convert all of the Notes into common stock and approximately 4.4 million shares were issued in exchange for the Notes during the period May 25, 2000 to June 6, 2000, resulting in an addition to paid in capital of approximately $19.8 million offset by a reduction of approximately $471,000 for the unamortized debt issuance costs relating to the Notes in connection with their conversion.

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

     Other Commitments

          The Company's Board of Directors has approved the purchase of up to $40 million of the Company's outstanding common stock in open market or private transactions. As of March 10, 2001, the Company has purchased 2,128,000 shares of its common stock at an average price of $8.64 per share. The Company has approximately $21.6 million remaining of the $40 million authorization.


     Aircraft

          The Company has significant lease obligations for aircraft that are classified as operating leases and therefore are not reflected as liabilities on the Company's balance sheet. The remaining terms of such leases range from one to sixteen and three quarters years. The Company's total rent expense in 2000 under all non-cancelable aircraft operating leases was approximately $59.8 million. As of December 31, 2000, the Company's minimum annual rental payments for 2001 under all non-cancelable aircraft operating leases with remaining terms of more than one year were approximately $83.6 million.

          As of March 1, 2001, the Company had a total of 56 Canadair Regional Jets ("CRJs") on order from Bombardier, Inc., and held options for 80 additional CRJs. The Company also has a firm order with Fairchild Aerospace Corporation for 44 Fairchild Dornier 32 seat regional jet ("328JET") aircraft, and options for 83 additional 328JETs. Of the 100 firm ordered aircraft deliveries, 28 are scheduled for 2001, 30 are scheduled for 2002, and 42 are scheduled for 2003. The Company is obligated to purchase and finance (including leveraged leases) the 100 firm ordered aircraft at an approximate capital cost of $1.7 billion. The Company anticipates leasing all of its year 2001 aircraft deliveries on terms similar to previously delivered regional jet aircraft. Aircraft orders are subject to price escalation formulas based on certain indices designed to reflect increased costs in the production of the aircraft. During 2000 and during the first quarter of 2001, the rate of escalation has increased, and such increases will be reflected in future aircraft cost or lease rates. On March 13, 2001 and March 15, 2001 the Company acquired through leveraged lease transactions its 19th and 20th 328JET aircraft. On March 14, 2001 the Company acquired through leveraged lease transactions its 41st CRJ aircraft. The lease terms are for approximately 16.8 years.

          During 1999, the Company announced orders for a total of 85 aircraft from Fairchild Aerospace Corporation, including 40 328JETs (32 seat capacity) and 45 428Jets (44 seat capacity). The 428Jets were an aircraft under development, with initial deliveries scheduled for 2003. In August 2000 Fairchild Aerospace announced that it would not proceed with development of the 428Jets. In January 2001, the Company reached a series of agreements with Fairchild resolving all issues relating to the initial order. Under the new agreements, the Company revised its order for 328JETs to a total of 62 aircraft. The Company also placed an order for 30 additional CRJs with Bombardier Aerospace in August 2000, which are included in the 100 firm ordered aircraft described above.

           During 2000, the Company began early retiring the leased 19-seat J-32 aircraft from the fleet. As of March 1, 2001, ten J-32s had been removed from service. The remaining 18 J-32s will be removed from service during the remainder of 2001. The early retirement of the 28 leased J-32 aircraft resulted in the Company recording a $29.0 million (pre-tax) restructuring charge during 2000. During March 2001, the Company reached agreement with the lessor for the early return and lease termination of all of the J-32's and as a result paid a lease termination fee which consisted of $19.1 million in cash, and the application of $5.2 million in credits due from the lessor. The Company believes that the remainder of the accrual will be adequate to provide for costs necessary to meet aircraft return conditions. The early termination of these leases and the return of these aircraft prior to lease expiration will enable the Company to satisfy its lease obligations and does not require the Company to assume the risks and efforts required to maintain and remarket the aircraft. The Company does not expect to incur any additional charges against earnings for the early retirement of the J-32 fleet.

          The Company is evaluating plans to early retire the 32 J-41 turboprop aircraft from its fleet beginning in 2002. Adoption of a plan to retire the J-41 turboprop fleet would likely result in a substantial charge to future earnings. The Company is unable at this time to quantify the amount of any such retirement charge, as a formal plan has not yet been adopted.

          In order to ensure the highest level of safety in air transportation, the FAA has authority to issue maintenance directives and other mandatory orders. These relate to, among other things, the inspection of aircraft and the mandatory removal and replacement of parts or structures. In addition, the FAA from time to time amends its regulations and such amended regulations may impose additional regulatory burdens on the Company, such as the required installation of new safety-related items. Depending upon the scope of the FAA's orders and amended regulations, these requirements may cause the Company to incur substantial, unanticipated expenses which may not be reimbursable under the Company's marketing agreements. The FAA enforces its maintenance regulations by the imposition of civil penalties, which can be substantial.

     Capital Equipment and Debt Service

            In 2001 the Company anticipates capital spending of approximately $27.8 million consisting of $13.8 million in rotable spare parts, $7.4 million for spare engines and equipment, and $6.6 million for other capital assets, and expects to finance these capital expenditures out of working capital.

           Principal payments on long term debt for 2001 are estimated to be approximately $4.3 million reflecting borrowings related to the purchase of four CRJ aircraft acquired in 1998 and 1999 and five J-41s acquired in 1997 and 1998. The foregoing amount does not include additional debt that may be required for the financing of new CRJs, 328JETs, spare parts and spare engines.

          The   Company  believes  that,  in  the  absence   of   unusual
circumstances, its cash flow from operations and other available equipment financing will be sufficient to meet its working capital needs, expected operating lease commitments, capital expenditures, and debt service requirements for the next twelve months.

     Inflation

           Inflation has not had a material effect on the Company's operations.

Recent Accounting Pronouncements

          In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, and for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings.

          In July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" which defers the effective date of Statement No. 133 by one year. Therefore, the Company will adopt Statement No. 133, effective January 1, 2001. The impact of adopting this statement is not expected to have a material impact on the Company's financial results.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

          The Company's principal market risk results in changes in interest rates, and the availability of jet fuel.

          The Company has not experienced difficulties with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future requirements. During 2000, the Company hedged a portion of its exposure to jet fuel price fluctuations by entering into commodity swap contracts for approximately 8.4% of its fuel requirements for the United Express program. Delta Air Lines, Inc. bears the economic risk of fuel price fluctuations for the fuel requirements of the Company's Delta Connection program, and United Airlines bears such risk for the Company's United Express program beginning on December 1, 2000. As such, the Company reasonably expects that its results of operations will no longer be directly affected by fuel price volatility.

          The Company's exposure to market risk associated with changes in interest rates relates to the Company's commitment to acquire regional jets. From time to time the Company has entered into put and call contracts designed to limit the Company's exposure to interest rate changes until permanent financing is secured upon delivery of the Bombardier regional jet aircraft. During 1998, 1999 and 2000, the Company settled eight, seven and eight hedge transactions, respectively, paying the counterparty $3.0 million in 1998, receiving $119,000 in 1999 and paying the counterparty $379,000 in 2000. In 1999, the Company recognized a gain of $211,000 on the settlement of one contract, representing the ineffective portion of a hedge. At December 31, 2000 the Company had one interest rate hedge transaction open with a notional value of $8.5 million. The Company settled this contract on January 3, 2001 by paying the counterparty $722,000.

          As of March 1, 2001, the Company had firm commitments to purchase 100 additional jet aircraft. The Company expects to finance these commitments using a combination of debt and leveraged leases. Changes in interest rates will impact the actual cost to the Company for these transactions. Aircraft orders are also subject to price escalation formulas based on certain indices designed to reflect increased costs in the production of the aircraft. During 2000 and during the first quarter of 2001 the rate of escalation has increased, and such increases will be reflected in future aircraft cost or lease rates.

          The Company does not have significant exposure to changing interest rates on its long-term debt as the interest rates on such debt are fixed. Likewise, the Company does not hold long-term interest sensitive assets and therefore is not exposed to interest rate fluctuations for its assets. The Company does not purchase or hold any derivative financial instruments for trading purposes.

Item 8.              Consolidated Financial Statements

             INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                                                   Page

Independent Auditors' Report                                        36

Consolidated  Balance Sheets as of December 31, 1999 and 2000       37

Consolidated Statements of Operations for the years ended           38
 December 31, 1998, 1999 and 2000

Consolidated Statements of Stockholders' Equity for the years       39
 ended December 31, 1998, 1999 and 2000

Consolidated Statements of Cash Flows for the years ended           40
 December 31, 1998, 1999 and 2000

Notes to Consolidated Financial Statements                          41

                      Independent Auditors' Report


The Board of Directors and Stockholders
Atlantic Coast Airlines Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Atlantic Coast Airlines Holdings, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Airlines Holdings, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for preoperating costs.


                                             KPMG LLP

McLean, VA
January 25, 2001, except as to Note 12,
 which is as of March 2, 2001

Atlantic Coast Airlines Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except for share data and par values)
December 31,                                         1999         2000
Assets
Current:
    Cash and cash equivalents                   $  39,897      $  86,117
    Short term investments                         17,550         35,100
    Accounts receivable, net                       31,023         29,052
    Expendable parts and fuel inventory, net        4,114          6,188
    Prepaid expenses and other current assets       6,347          8,055
    Notes receivable                                6,239              -
    Deferred tax asset                              2,850         13,973
    Total current assets                          108,020        178,485
Property and equipment at cost, net of
 accumulated depreciation and amortization        133,160        142,840
Intangible assets, net of accumulated               2,232          2,045
 amortization
Debt issuance costs, net of accumulated             3,309          2,912
 amortization
Aircraft deposits                                  38,690         46,420
Other assets                                        8,342          9,998
    Total assets                                $ 293,753       $382,700

Liabilities and Stockholders' Equity
Current:
    Current portion of long-term debt          $    4,758       $  4,344
    Current portion of capital lease                1,627          1,512
obligations
    Accounts payable                                5,343         19,724
    Accrued liabilities                            35,852         53,044
  Accrued aircraft early retirement charge              -         27,843
    Total current liabilities                      47,580        106,467
Long-term debt, less current portion               87,244         63,080
Capital lease obligations, less current             5,543          4,009
 portion
Deferred tax liability                             12,459         18,934
Deferred credits, net                              15,403         22,037
    Total liabilities                             168,229        214,527
Stockholders' equity:
Preferred Stock: $.02 par value per share;
 shares authorized                                     -              -
 5,000,000; no shares issued or
 outstanding in 1999 or 2000
Common stock: $.02 par value per share;
shares authorized 65,000,000 in 1999 and
in 2000; shares issued 42,167,854 in 1999
and 47,704,720 in 2000; shares outstanding            843            954
37,256,522 in 1999 and 42,658,388 in 2000
Class A common stock: nonvoting; par value;
$.02 stated value per share; shares                     -             -
authorized 6,000,000; no shares issued or
outstanding
Additional paid-in capital                         88,704        117,284
Less:  Common stock in treasury, at cost,
4,911,332 shares in 1999 and 5,046,332
shares in 2000                                    (34,106)       (35,303)
Retained earnings                                  70,083         85,238
Total stockholders' equity                        125,524        168,173
    Total liabilities and stockholders'         $ 293,753       $382,700
     equity
    Commitments and Contingencies

             See accompanying notes to consolidated financial statements.

Atlantic Coast Airlines Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except for per share data)
Years ended December 31,                    1998        1999       2000
Operating revenues:
  Passenger                            $ 285,243   $ 342,079  $ 442,695
  Other                                    4,697       5,286      9,831
     Total operating revenues            289,940     347,365    452,526
Operating expenses:
  Salaries and related costs              68,135      84,554    107,831
  Aircraft fuel                           23,978      34,072     64,433
  Aircraft maintenance and materials      22,730      24,357     36,750
  Aircraft rentals                        36,683      45,215     59,792
  Traffic commissions and related fees    42,429      54,521     56,623
  Facility rents and landing fees         13,475      17,875     20,284
  Depreciation and amortization            6,472       9,021     11,193
  Other                                   23,347      28,458     42,537
  Aircraft early retirement charge             -           -     28,996
     Total operating expenses            237,249     298,073    428,439
Operating income                          52,691      49,292     24,087
Other income (expense):
  Interest expense                        (4,207)     (5,614)    (6,030)
  Interest income                          4,145       3,882      5,033
  Debt conversion expense                 (1,410)          -          -
  Other income (expense), net                326         (85)      (278)
     Total other expense, net             (1,146)     (1,817)    (1,275)
 Income before income tax provision and
cumulative effect of accounting change    51,545      47,475     22,812
  Income tax provision                    21,133      18,319      7,657
Income before cumulative effect of        30,412      29,156     15,155
 accounting change
  Cumulative effect of accounting
change, net of income tax                      -        (888)         -
    benefit of $598
Net income                             $  30,412   $  28,268  $  15,155
Income per share:
Basic:
 Income before cumulative effect of         $.84        $.77       $.38
accounting change
 Cumulative effect of accounting change        -        (.02)         -
Net income                                  $.84        $.75       $.38
Diluted:
 Income before cumulative effect of         $.71        $.68       $.36
accounting change
 Cumulative effect of accounting change        -        (.02)         -
Net income                                  $.71        $.66       $.36

 Weighted average shares used in
computation:
     Basic                                36,256      37,928     40,150
     Diluted                              44,372      44,030     43,638

             See accompanying notes to consolidated financial statements.

Atlantic Coast Airlines Holdings, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except
for share data)            Common Stock    Add'l   Treasury Stock    Retained
                           -------------- Paid-In  ---------------   Earnings
                          Shares  Amount  Capital  Shares    Amount
Balance Dec. 31, 1997   32,013,028 $640  $39,831  2,945,000 $(17,069) $11,403
Exercise of common       1,144,044   23    2,456          -        -        -
 stock options
Tax benefit of stock             -    -    4,239          -        -        -
 option exercise
Amortization of
  Deferred compensation          -    -      574          -        -        -
Conversion of debt       8,484,930  170   37,698          -        -        -
Net income                       -    -        -          -        -   30,412
Balance Dec. 31, 1998   41,642,002 $833  $84,798  2,945,000 $(17,069) $41,815
Exercise of common         525,852   10    1,574          -        -        -
 stock options
Tax benefit of stock             -    -    1,835          -        -        -
 option exercise
Purchase of treasury             -    -        -  1,993,000  (17,192)       -
 stock
ESOP share                       -    -       60    (26,668)     155        -
 contributions
Amortization of
  deferred compensation          -    -      437          -        -        -
Net income                       -    -        -          -        -   28,268
Balance Dec. 31, 1999   42,167,854 $843  $88,704  4,911,332 $(34,106) $70,083
Exercise of common       1,132,432   23    3,919          -        -        -
 stock options
Tax benefit of stock             -    -    4,952          -        -        -
 option exercise
Purchase of treasury             -    -        -    135,000   (1,197)       -
 stock
Conversion of debt       4,404,434   88   19,261          -        -        -
Amortization of                  -    -      448          -        -        -
 deferred compensation
Net income                       -    -        -          -        -   15,155
Balance Dec. 31, 2000   47,704,720 $954 $117,284  5,046,332 $(35,303) $85,238

                See accompanying notes to consolidated financial statements.

Atlantic Coast Airlines Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
Years ended December 31,                          1998        1999      2000

Cash flows from operating activities:
    Net income                                $ 30,412    $ 28,268  $ 15,155
    Adjustments to reconcile net income to
net cash provided by  operating activities:
          Depreciation and amortization          5,829       9,109    11,544
          Write-off of preoperating costs            -       1,486         -
          Amortization of intangibles and          690         176       183
          preoperating costs
          Provision for uncollectible              124         564       503
          accounts receivable
          Provision for inventory                   86         110       237
          obsolescence
          Amortization of deferred credits        (801)     (1,114)   (1,599)
          Amortization of debt issuance costs      465         354       297
          Capitalized interest, net             (1,640)     (1,683)   (2,554)
          Deferred tax  provision (benefit)      4,392       5,905    (4,648)
          Net loss on disposal of fixed            247         380         -
          assets
          Amortization of debt discount and         70          73        56
          finance costs
          Debt conversion expense                1,410           -         -
          Contribution of stock to the ESOP          -         214         -
          Gain on ineffective hedge position         -        (211)        -
          position
          Gain on early termination of               -        (291)       (3)
          capital lease
          Amortization of deferred                 574         437       469
          compensation
    Changes in operating assets and
         liabilities:
              Accounts receivable               (6,077)     (3,572)    6,564
              Expendable parts and                (990)       (847)   (2,310)
              fuel inventory
              Prepaid expenses and
              other current assets              (2,512)     (2,660)   (1,866)
              Accounts payable                     423       2,139    22,300
              Accrued liabilities                7,028      11,013    49,601
              Net cash provided by              39,730      49,850    93,929
              operating activities
Cash flows from investing activities:
   Purchase of property and equipment          (51,020)    (59,669)  (19,146)
   Proceeds from sales of fixed assets           1,318       6,608       585
   Purchases of short term investments               -     (17,550)  (74,705)
   Maturities of short term investments         10,677          66    57,155
   Refund of deposits                              120           3     4,600
   Payments for aircraft and other                (832)    (19,270)  (12,330)
   deposits
             Net cash used in                  (39,737)    (89,812)  (43,841)
             investing activities
Cash flows from financing activities:
   Proceeds from issuance of long-term          29,650      37,203         -
   debt
   Payments of long-term debt                   (2,248)     (4,189)   (4,758)
   Payments of capital lease obligations        (2,656)     (1,839)   (1,647)
   Proceeds from receipt of deferred                96          37       173
   credits and other
   Deferred financing costs                     (2,069)       (157)     (381)
   Proceeds from exercise of stock               2,479       1,584     3,942
   options
   Purchase of treasury stock                        -     (17,192)   (1,197)
              Net cash provided by              25,252      15,447    (3,868)
(used in) financing activities
Net increase (decrease) in cash and             25,245     (24,515)   46,220
   cash equivalents
Cash and cash equivalents, beginning            39,167      64,412    39,897
   of year
Cash and cash equivalents, end of year        $ 64,412    $ 39,897  $ 86,117

             See accompanying notes to consolidated financial statements.

Summary of
Accounting       (a)Basis of Presentation
Policies

                    The accompanying consolidated financial statements include the accounts of Atlantic Coast Airlines Holdings, Inc. ("ACAI") and its wholly-owned subsidiaries, Atlantic Coast Airlines ("ACA") and Atlantic Coast Jet, Inc. ("ACJet"), (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. ACA's flights are operated under a code sharing agreement with United Airlines, Inc. ("United") and are identified as United Express flights in computer reservation systems. As of December 31, 2000, ACA provided scheduled air transportation service as United Express for passengers to destinations in states in the Eastern and Midwestern United States. ACJet's flights are operated under a code sharing agreement with Delta Air Lines, Inc. ("Delta") and are identified as Delta Connection flights in computer reservation systems. ACJet commenced scheduled operations on August 1, 2000, to various destinations in the Eastern United States.

                 (b)Cash, Cash Equivalents and Short-Term Investments

                    The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. Investments with an original maturity greater than three months and less than one year are considered short-term investments. In addition, the Company holds investments in tax-free Industrial Revenue Bonds ("IRB") having initial maturities up to 30 years. The IRB's are secured by letters of credit and come up for auction on a weekly basis. As such, the Company considers securities of this type to be short-term investments. All short-term investments are considered to be available for sale. Due to the short maturities associated with the Company's investments, the amortized cost approximates fair market value. Accordingly, no adjustment has been made to record unrealized holding gains and losses.

                 (c)Airline Revenues

                    Passenger and cargo revenues are recorded as operating revenues at the time transportation is provided. Under the Company's fee-per-departure agreements, transportation is considered provided when the flight has been completed. Under the proration of fare agreement in effect with United for periods prior to and through November 2000, transportation was considered provided when the passenger flew. Substantially all of the passenger tickets used by the Company's passengers are sold by other air carriers.

                    ACA participates in United's Mileage Plus frequent flyer program, and ACJet participates in the Delta SkyMiles frequent flyer program. The Company does not accrue for incremental costs for mileage accumulation or redemption relating to these programs because the Company operates under agreements, which utilize fixed rate structures.

                 (d)Accounts and Notes Receivable

                    Accounts receivable are stated net of allowances for uncollectible accounts of approximately $773,000 and $755,000 at December 31, 1999 and
                    2000, respectively. Amounts charged to expenses for uncollectible accounts in 1998, 1999 and 2000 were $124,000, $564,000 and $503,000, respectively. Write-off of accounts receivable were $29,000, $156,000 and $521,000 in 1998, 1999 and 2000, respectively. Accounts receivable as of December 31, 1999 and 2000 included approximately $2.9 million and $3.3 million, respectively, related to manufacturers credits to be applied towards future spare parts purchases and training expenses.

                    The note receivable balance at December 31, 1999 includes a promissory note from an executive officer of the Company dated as of May 24, 1999 with a balance, including accrued interest, of $1.5 million. The note was paid in full during the first quarter of 2000.

                 (e)Concentrations of Credit Risk

                    The Company provides commercial air transportation in the Eastern and Midwestern United States. Substantially all of the Company's passenger tickets are sold by other air carriers. Prior to the change from a proration of fare agreement to a fee-per-departure agreement, the Company had a significant concentration of its accounts receivable with other air carriers with no collateral. At December 31, 1999 and 2000, accounts receivable from air carriers totaled approximately $27.6 million and $18.6 million, respectively. Of the total amount, approximately $23.2 million and $13.3 million at December 31, 1999 and 2000, respectively, were due from United. Under the fee-per-departure agreements, the Company receives payment in advance from both United and Delta. Historically, accounts receivable losses have not been significant.

                 (f)Risks and Uncertainties

                    United Express:

                    The Company's United Express Agreements ("UA Agreements") define the Company's relationship with United. The UA Agreements authorize the Company to use United's "UA" flight designator code to identify the Company's flights and fares in the major airline Computer Reservation Systems ("CRS'), including United's "Apollo" reservation system, to use the United Express logo and exterior aircraft paint schemes and uniforms similar to those of United, and to otherwise advertise and market the Company's association with United.

                    In November 2000, the Company and United restated the UA Agreements, effectively changing from a prorated fare arrangement to a fee-per-departure arrangement. Under the fee-per-departure structure, the Company is contractually obligated to operate the flight schedule, for which United pays the Company an agreed amount per departure regardless of the number of passengers carried, with incentive payments based on operational performance. The Company thereby assumes the risks associated with the flight schedule and United assumes the risk of scheduling, marketing, and selling seats to the traveling public. The restated UA Agreements are for a term of ten years. The restated UA Agreements give ACA the authority to operate 128 regional jets in the United Express operation.

                    Pursuant to the restated UA Agreements, United provides a number of additional services to ACA at no cost. These include customer reservations, customer service, pricing, scheduling, revenue accounting, revenue management, frequent flyer administration, advertising, provision of ground support services at most of the airports served by both United and ACA, provision of ticket handling services at United's ticketing locations, and provision of airport signage at airports where both ACA and United operate.

                    The UA Agreements do not prohibit United from serving, or from entering into agreements with other airlines who would serve, routes served by the Company, but state that United may terminate the UA Agreements if ACAI and ACA enter into a similar arrangement with any other carrier other than Delta without United's approval.

                    The UA Agreements limit the ability of ACAI and ACA to merge with another company or dispose of certain assets or aircraft without offering United a right of first refusal to acquire the Company or such assets or aircraft, and provide United a right to terminate the UA Agreements if ACAI or ACA merge with or are controlled or acquired by another carrier. The UA agreements provide United with the right to assume ACA's ownership or leasehold interest in certain aircraft in the event ACA breaches specified provisions of the UA agreements, or fails to meet specified performance standards.

                    Delta Connection:

                    In September 1999, the Company reached a ten year agreement with Delta Air Lines, Inc. ("Delta") to operate regional jet aircraft as part of the Delta Connection program on a fee-per-block hour basis. The Company's Delta Connection Agreement ("DL Agreement") defines the Company's relationship with Delta. The Company is compensated by Delta on a fee-per-block hour basis regardless of the amount of passenger ticket revenue. Under the fee-per-block hour structure, the Company is contractually obligated to operate the flight schedule, for which Delta pays the Company an agreed amount per block hour flown regardless of passenger revenue with additional incentive payments based on operational performance. The Company thereby assumes the risks of operating the flight schedule and Delta assumes the risks of scheduling, marketing, and selling seats to the traveling public.

                    By operating as part of the Delta Connection program, the Company is able to use Delta's "DL"
                    flight  designator  to   identify  the  Company's
                    flights  and   fares  in   the   major   Computer
                    Reservation Systems, including Delta's "Deltamatic" reservation system, and to use the Delta Connection logo and exterior aircraft paint schemes and uniform similar to those of Delta.

                    Pursuant to the DL Agreement, Delta, at its expense, provides a number of support services to ACJet. These include customer reservations, customer service, ground handling, station operations, pricing, scheduling, revenue accounting, revenue management, frequent flyer administration, advertising and other passenger, aircraft and traffic servicing functions in connection with the ACJet operation.

                    Delta may terminate the DL Agreement at any time if ACJet fails to maintain certain performance standards and, subject to certain rights by the Company, may terminate without cause, effective no earlier than two years after commencement of operations, by providing 180 days notice to the Company.

                    The DL Agreement requires the Company to obtain Delta's approval if it chooses to enter into a code-sharing arrangement with another carrier, to list its flights under any other code, or to operate flights for any other carrier, except with respect to such arrangements with United or non-U.S. code-shares partners of United or in certain other circumstances. The DL Agreement does not prohibit Delta from serving, or from entering into agreements with other airlines who would serve, routes served by the Company. The DL Agreement also restricts the ability of the Company to dispose of aircraft subject to the agreement without offering Delta a right of first refusal to acquire such aircraft, and provides that Delta may terminate the agreement if, among other things, the Company merges with or sells its assets to another entity, is acquired by another entity or if any person acquires more than a specified percentage of its stock.

                    Collective Bargaining Agreements:

                    The Company's pilots are represented by the Airline Pilots Association ("ALPA"), flight attendants are represented by the Association of Flight Attendants ("AFA"), and mechanics are represented by the Aircraft Mechanics Fraternal Association ("AMFA").

                    The ALPA collective bargaining agreement became amendable in February 2000 and the Company and ALPA began meetings on a new contract. In early 2001, the Company's pilots ratified a new four-and-a-half year agreement. This agreement provides for improvements in pay rates, benefits, training and other areas. The collective bargaining agreement covers pilots flying for both the Atlantic Coast Airlines/United Express operation, as well as the Atlantic Coast Jet/Delta Connection operation. The new agreement provides for substantial increases in pilot compensation which the Company believes are consistent with industry trends.

                    ACA's collective bargaining agreement with AFA was ratified in October 1998. The agreement is for a four-year duration and becomes amendable in October 2002. ACJet has an agreement with AFA for a five-year duration covering ACJet flight attendants on terms substantially similar to the terms of the contract between ACA and AFA. The ACJet agreement becomes amendable in March 2005.

                    The collective bargaining agreement with AMFA was ratified in June, 1998. The agreement is for a four-year duration and becomes amendable in June 2002. This agreement covers all mechanics working for the Company.

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

       46        (g)Use of Estimates

                    The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions regarding valuation of assets, recognition of liabilities for costs such as aircraft maintenance, differences in timing of air traffic billings from United and other airlines, operating revenues and expenses during the period and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimated.

                 (h)Expendable Parts

                    Expendable parts and supplies are stated at the lower of cost or market, less an allowance for obsolescence of $428,000 and $665,000 as of December 31, 1999 and 2000, respectively. Expendable parts and supplies are charged to expense as they are used. Amounts charged to costs and expenses for obsolescence in 1998, 1999 and 2000 were $86,000, $110,000 and $237,000, respectively.

                 (i)Property and Equipment

                    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from five to sixteen and one half years. Capital leases and leasehold improvements are amortized over the shorter of the estimated life or the remaining term of the lease.

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

                    During 1997 the Company capitalized approximately $2.1 million of these costs related to the introduction of the regional jet ("CRJ") into the Company's fleet. Accumulated amortization of preoperating costs at December 31, 1998 was $571,000. On January 1, 1999, the Company wrote-off the remaining unamortized preoperating costs balance of approximately $1.5 million, before income tax benefit of $598,000, in accordance with the implementation of Statement of Position 98-5 ("SOP 98-5"). Also, in accordance with SOP 98-5, approximately $2.2 million of preoperating costs incurred during 1999 and approximately $5.6 million of preoperating costs incurred during 2000 for the start up of ACJet were expensed as incurred.

                 (k)Intangible Assets

                    Goodwill    of   approximately   $3.2    million,
                    representing the excess of cost over the fair value of net assets acquired in the acquisition of ACA, is being amortized by the straight-line method over twenty years. Costs incurred to acquire slots are being amortized by the straight-
                    line  method  over  twenty years.    The  primary
                    financial indicator used by the Company to assess the recoverability of its intangible assets is undiscounted future cash flows from operations. The amount of impairment, if any, is measured based on projected future cash flows using a discount rate reflecting the Company's average
                    cost   of  funds.  Accumulated  amortization   of
                    intangible assets at December 31, 1999 and 2000 was $1.4 million and $1.6 million, respectively.

                 (l)Maintenance

                    The Company's maintenance accounting policy is a combination of expensing certain events as incurred and accruing for certain maintenance events at rates it estimates will be sufficient to cover maintenance cost for the aircraft. For the J-32 and J41 aircraft, the Company accrues for airframe component and engine repair costs on a per flight hour basis. For the CRJ aircraft, the Company accrued for the replacement of major engine life limited parts on a per cycle basis until July 1999. The Company accrues for auxiliary power units ("APU") costs on a per APU hour basis. All other maintenance costs are expensed as incurred.

                    The Company has executed a seven year engine services agreement with GE Engine Services, Inc. ("GE") covering the scheduled and unscheduled repair of ACA's CF34-3B1 jet engines operated on 43 CRJs already delivered or on order for the United Express operation. This agreement was amended in July 2000 to cover 23 additional CRJ aircraft, bringing the total number of CRJ aircraft covered under the agreement to 66. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown on a monthly basis to GE and GE assumes the responsibility to repair the engines when required at no additional expense to the
                    Company, subject to certain exclusions. The Company expenses the amount paid to GE based on the monthly rates stipulated in the agreement, as engine hours are flown. The Company's future maintenance expense on CRJ engines covered under the new agreement will escalate based on contractual rate increases, intended to match the timing of actual maintenance events that are due pursuant to the terms. The Company has signed a similar agreement covering engines for up to 80 328JETs with Pratt & Whitney.

                    During the third quarter of 1999, the Company reversed approximately $1.5 million in life limited parts repair expense accruals related to CRJ engines that are no longer required based on the maintenance services and terms contained in the GE engine maintenance agreement.

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

                 (o)Stock-Based Compensation

                    The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed under Accounting Principles Board (APB) No. 25. As such, the Company records compensation expense for stock options and awards only if the exercise price is less than the fair market value of the stock on the measurement date.

                 (p)Income Per Share

                    Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which consist of shares subject to stock options computed using the treasury stock method. In addition, dilutive convertible securities are included in the denominator while interest on convertible debt, net of tax, is added back to the numerator. On January 25, 2001, the Company announced a 2-for-1 common stock split payable as a stock dividend on February 23, 2001 to shareholders of record on February 9, 2001. All share and income per share information has been adjusted for all years presented to reflect the stock split.

                   A reconciliation of the numerator and denominator used in computing income per share is as follows (in thousands, except per share amounts):

                                 1998             1999             2000
                             Basic  Diluted   Basic  Diluted   Basic  Diluted
Share calculation:
Average number of common
    shares outstanding      36,256  36,256    37,928  37,928   40,150  40,150
    Incremental shares due       -   1,752         -   1,698        -   1,616
    to assumed exercise of
    options
  Incremental shares due
    to assumed conversion        -   6,364         -   4,404        -   1,872
    of convertible debt
  Weighted average common
    shares outstanding      36,256  44,372    37,928  44,030   40,150  43,638

Adjustments to net
    income:
Income before cumulative
    effect of accounting   $30,412 $30,412   $29,156 $29,156  $15,155 $15,155
    change
    Interest expense on
    convertible debt,            -   1,202         -     831        -     416
    net of tax
  Income before
    cumulative effect
    of accounting
    change available to   $30,412  $31,614   $29,156 $29,987  $15,155 $15,571
    common shareholders

  Income before
    cumulative effect
    of accounting         $   .84  $   .71   $   .77 $   .68  $   .38 $   .36
    change per share

              (q)   Reclassifications

                    Certain prior year amounts as previously reported have been reclassified to conform to the current year presentation.

              (r)   Interest Rate Hedges

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

              (s)   Segment Information

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

                    The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The statement requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company's chief operating decision maker in deciding the allocation of resources and assessing performance. The Company is engaged in one line of business, the scheduled and chartered transportation of passengers, which constitutes nearly all of its operating revenues.

2.  Property     Property and equipment consist of the following:
    and
    Equipment
                 (in thousands)
                 December 31,                           1999       2000
                 Owned aircraft and improvements    $ 92,868   $ 92,931
                 Improvements to leased aircraft       5,005      5,771
                 Flight equipment, primarily          41,285     51,199
                    rotable spare parts
                 Maintenance and ground equipment      7,426      9,310
                 Computer hardware and software        4,804     11,345
                 Furniture and fixtures                  957      1,329
                 Leasehold improvements                3,191      4,282
                                                     155,536    176,167
                 Less:  Accumulated depreciation      22,376     33,327
                    and amortization
                                                    $133,160   $142,840

                   In  1999, the  Company  commenced  a  replacement
                project of its computer software systems. The Company anticipates spending approximately $8.8 million on this project, the majority of which will be capitalized and amortized over five years. In 1999, the Company expensed approximately $400,000 related to replacement software selection and capitalized $2.3 million in acquisition and implementation costs. In 2000, the Company capitalized an additional $5.2 million of costs incurred during the year, bringing the total capitalized costs to date to $7.5 million.

3.  Accrued     Accrued liabilities consist of the following:
    Liabilities

                (in thousands)
                December 31,                          1999       2000
                Payroll and employee benefits     $ 10,482   $ 13,038
                Air traffic liability                  723      3,075
                Interest                             1,442      1,021
                Aircraft rents                       1,526      8,109
                Passenger related expenses           7,980      9,692
                Maintenance costs                    3,016      2,880
                Fuel                                 3,964      7,049
                Other                                6,719      8,180
                                                  $ 35,852   $ 53,044

4.  Debt        In February 1999, the Company entered into an asset-
                based   lending   agreement  with   two   financial
                institutions that provided the Company with  a  $15
                million  bridge  loan for the construction  of  the
                regional terminal at Washington-Dulles and  a  line
                of  credit for up to $35 million depending  on  the
                amount of assigned ticket receivables and the value
                of certain rotable spare parts.  The line of credit
                replaced a previous $20 million line of credit  and
                will   expire  on  September  30,  2001,  or   upon
                termination   of   the  United  Express   marketing
                agreement, whichever is sooner. The interest rate on this line is LIBOR plus .75% to 1.75% depending on the Company's fixed charges coverage ratio.

                During 1999, the Company borrowed $7.8 million on the bridge loan and provided funding to the Metropolitan Washington Airports Authority ("MWAA") for the construction of the regional terminal of $12.5 million. In May 1999, MWAA paid the Company $7.8 million, and the Company repaid its borrowings on the bridge loan. As of December 31, 1999 there were no outstanding borrowings on the bridge loan. A note receivable from MWAA of $4.7 million was recorded at December 31, 1999. No additional amounts were drawn on the bridge loan for this additional $4.7 million funding. The bridge loan was effectively cancelled upon completion of the regional terminal in May 2000.

                The Company has pledged approximately $3.0 million of the line of credit as collateral for letters of credit issued on behalf of the Company. At December 31, 2000 and December 31, 1999, the Company's remaining available borrowing limit was approximately $5 million and $19.8 million, respectively. There was no balance outstanding under the line of credit at December 31, 1999 or December 31, 2000.

                In July 1997, the Company issued $57.5 million aggregate principal amount of 7% Convertible Subordinated Notes due July 1, 2004 ("the Notes"). The Notes are convertible into shares of Common Stock unless previously redeemed or repurchased, at a conversion price of $4.50 per share, subject to certain adjustments. In January 1998, approximately $5.9 million of the Notes were converted, pursuant to their original terms, into 1,321,652 shares of Common Stock. From March 20, 1998 to April 8, 1998, the Company temporarily reduced the conversion price from $4.50 to $4.43 for holders of the Notes. During this period, $31.7 million of the Notes converted into approximately 7.2 million shares of Common Stock. As a result of this temporary price reduction, the Company recorded a non-cash, non-operating charge to earnings during the second quarter of 1998 of $1.4 million representing the fair value of the additional shares distributed upon conversion. Interest on the Notes is payable on April 1 and October 1 of each year. On May 15, 2000, the Company called the remaining $19.8 million principal amount of Notes outstanding, for redemption at 104% of face value effective July 3, 2000. The Noteholders elected to convert all of the Notes into common stock and approximately 4.4 million shares were issued in exchange for the Notes during the period May 25, 2000 to June 6, 2000, resulting in an addition to paid in capital of approximately $19.8 million offset by a reduction of approximately $471,000 for the unamortized debt issuance costs relating to the Notes in connection with their conversion.

                Long-term debt consists of the following:
      (in thousands)                                    1999         2000
      December 31,
      Convertible subordinated notes, principal
         due July 1, 2004, interest payable in
         semi-annual installments on the             $19,820            -
         outstanding principal with interest at
         7%, unsecured.

      Equipment Notes associated with Pass
         Through Trust Certificates, due
         January 1, 2008 and January 1,
         2010, principal payable annually through
         January 1, 2006 and semi-annually            14,346       13,304
         thereafter through maturity, interest
         payable semi-annually at 7.49%
         throughout term of notes, collateralized
         by four J-41 aircraft.

      Notes payable to supplier, due between May
         15, 2000 and January 15, 2001, principal        621            -
         payable monthly with interest of 6.74%
         and 7.86%, unsecured.

      Notes payable to institutional lenders, due
         between October 23, 2010 and May 15,
         2015, principal payable semiannually         53,629       50,952
         with interest ranging from 5.65% to
         7.63% through maturity, collateralized
         by four CRJ aircraft.

      Note payable to institutional lender, due
         October 2, 2006, principal payable            3,586        3,168
         semiannually with interest at 6.56%,
         collateralized by one J41 aircraft.

      Total                                           92,002       67,424
      Less:  Current Portion                           4,758        4,344
                                                     $87,244      $63,080


                As of December 31, 2000, maturities of long-term debt are as follows:
                (in thousands)


                2001                                    $ 4,344
                2002                                      4,639
                2003                                      4,900
                2004                                      5,153
                2005                                      6,019
                Thereafter                               42,369
                                                        $67,424

                The Company has various financial covenant requirements associated with its debt and United marketing agreements. These covenants require the Company to meet certain financial ratio tests, including tangible net worth, net earnings, current ratio and debt service levels.

5.  Obligations The    Company    leases   certain   equipment    for
    Under       noncancellable terms of more than one year.  The  net
    Capital book value of the equipment under capital leases at Leases December 31, 1999 and 2000, is $7.2 million and $5.5 million,  respectively.  The leases were  capitalized
                at  the  present  value of the lease  payments.   The
                weighted average interest rate for these leases is approximately 7.6 %.

                 At December 31, 2000, the future minimum payments, by year and in the aggregate, together with the present value of the net minimum lease payments, are as follows:

                  (in thousands)
                Year Ending December 31,
                 2001                                         $  2,008
                 2002                                            1,919
                 2003                                            1,723
                 2004                                              772
                 2005                                                -
                 Future minimum lease payments                   6,422
                 Amount representing interest                      901
                 Present value of minimum lease                  5,521
                payments
                 Less:  Current maturities                       1,512
                                                              $  4,009


6.  Operating    Future  minimum  lease payments under  noncancellable
    Leases       operating leases at December 31, 2000 are as follows:

                (in thousands)
                Year ending December 31,   Aircraft      Other       Total
                2001                     $   83,601   $  5,365 $    88,966
                2002                         83,603      5,301      88,904
                2003                         81,930      5,392      87,322
                2004                         81,602      5,449      87,051
                2005                         80,508      5,529      86,037
                Thereafter                  629,180     44,672     673,852
                  Total  minimum
                  Lease payments         $ 1,040,424  $ 71,708 $ 1,112,132


                Certain of the Company's leases require aircraft to be in a specified maintenance condition at lease termination or upon return of the aircraft.

                The Company's lease agreements generally provide that the Company pays taxes, maintenance, insurance and other operating expenses applicable to leased assets. Operating lease expense related to aircraft was $36.7 million, $45.2 million, and $59.8 million for the years ended December 31, 1998, 1999, and 2000, respectively.

7.  Stockholders'  Stock Splits
    Equity
                On April 14, 1998, the Company declared a 2-for-1 common stock split payable as a stock dividend on May 15, 1998. The stock dividend was contingent on
                shareholder  approval  to  increase  the  number   of
                authorized Common Shares from 15,000,000 to 65,000,000 shares. Shareholder approval was obtained on May 5, 1998.

                On January 25, 2001, the Company announced a 2-for-1 common stock split payable as a stock dividend on
                February 23, 2001 to shareholders of record on February 9, 2001. The effect of these stock splits is reflected in the accompanying financial statements, calculation of income per share, and stock option table presented below as of and for the years ended December 31, 1998, 1999 and 2000.

                Stock Option Plans

                The Company's 1992 Stock Option Plan has 3.0 million shares of which a majority had been granted by 1995. The Company's 1995 Stock Incentive Plan has 5.0 million shares of which the majority had been granted by year end 1999. In 2000, the Company's shareholders approved a new 2000 Stock Incentive Plan for 4.0 million shares. These three shareholder approved plans provide for the issuance of incentive stock and non qualified stock options to purchase common stock of the Company and restricted stock awards to certain employees and directors of the Company. In addition, during 2000 the Company's Board of Directors approved stock option programs for 2.4 million shares. The Board approved programs provide for the issuance of non qualified stock options to purchase common stock of the Company to certain employees. Executive officers and directors of the Company are not eligible to participate in the Board authorized stock option programs. Under the plans and programs, options are granted by the Chief Executive Officer of the Company with approval from the Compensation Committee of the Board of Directors and vest over a period ranging from three to five years.


                A summary of the status of the Company's stock option plan awards, including restricted stock awards as of December 31, 1998, 1999 and 2000 and changes during the periods ending on those dates is presented below:

                             1998             1999                 2000
                                 Weighted         Weighted            Weighted
                                  average          average             average
                                 exercise         exercise            exercise
                        Shares     price  Shares    price    Shares    price
Options outstanding at
beginning of year      4,113,844 $ 2.57  3,719,798  $ 3.76  4,445,642 $ 6.14
Granted                1,278,000 $ 8.19  1,470,000  $11.44  1,338,000 $12.51
Exercised              1,144,046 $ 2.17    525,852  $ 3.07  1,132,432 $ 3.46
Canceled                 528,000 $ 8.63    218,304  $ 8.85     77,216 $10.84
Options outstanding at 3,719,798 $ 3.76  4,445,642  $ 6.14  4,573,994 $ 8.58
 end of year
Options exercisable at 1,745,756 $ 1.94  2,320,412  $ 3.03  2,132,823 $ 5.02
 year-end
Options available for  1,306,364            54,668          5,193,884
 granting at year end

Weighted-average fair
 value of options        $5.52              $6.57             $7.45
 granted during the
 year


                The Company awarded a total of 67,000 shares of restricted stock to certain employees during 2000. These shares vest over three years and have a provision for accelerated vesting if the Company's stock price appreciates by 25% during the first year of vesting. The Company recognized $78,000 in compensation expense in 2000 due to these restricted stock awards. In February 2001, the Company's stock price met the threshold for accelerated vesting and as a result, these restricted shares now vest 100% in April 2001. The Company will recognize approximately $1.1 million in compensation expense during the first and second quarters of 2001 as a result of the accelerated vesting schedule. In 1998, the Company awarded a total of 200,000 shares of restricted stock to certain employees. These shares vest over three to five years. The Company recognized $281,000, $343,000 and $301,000 in compensation expense for 1998, 1999 and 2000 respectively, associated with the 1998 restricted stock awards and $293,000, $94,000 and $90,000 for 1998, 1999 and 2000 respectively, associated with stock option awards.

                The following table summarizes information about stock options outstanding at December 31, 2000:

                         Options Outstanding       Options Exercisable
                               Weighted-
                     Number     average  Weighted-  Number   Weighted-
                  outstanding  remaining  average  exercis-   average
Range of exercise      at     contractual exercise   able     exercise
      price         12/31/00    life in    price   12/31/00    price
                                 years

$0.00 - $2.30        882,372       3.0    $  .48    724,601    $  .58
$2.31 - $4.61        487,662       5.7   $  3.21    487,662   $  3.21
$4.62 - $6.91        225,214       6.8   $  5.56    225,214   $  5.56
$6.92 - $9.21        269,666       7.8     $7.97    210,200     $7.75
$9.22 - $11.52       673,700       8.6    $10.08    157,200    $10.08
$11.53 - $13.82    1,626,380       8.7    $12.68    241,446    $12.23
$13.83 - $16.12      220,000       7.9    $15.01     86,500    $14.93
$16.13 - $18.42      186,000       9.8    $16.61          -         -
$18.43 - $20.73            -         -         -          -         -
$20.74 - $23.03        3,000       9.9    $20.97          -         -
                   4,573,994       7.1     $8.58  2,132,823   $  5.02



                The Company uses the Black-Scholes option model to estimate the fair value of options. A risk-free interest rate of 4.73%, 6.61% and 6% for 1998, 1999 and 2000, respectively, a volatility rate of 55%, 65% and 65% for 1998, 1999 and 2000, respectively, with an expected life of 6.5 years for 1998, 6.7 years for 1999 and 4.0 years for 2000 were assumed in estimating the fair value. No dividend rate was assumed for any of the years.

                The following summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value. The proforma information disclosed below does not include the impact of awards made prior to January 1, 1995 (in thousands, except per share data):

                         1998               1999               2000
                     As        Pro       As       Pro       As        Pro
                  Reported    Forma   Reported   Forma   Reported    Forma
   Net Income     $ 30,412  $ 27,201 $ 28,268  $ 23,931 $ 15,155  $ 12,009

   Basic earnings
   per share      $    .84  $    .75 $    .75  $    .63 $    .38  $    .30

   Diluted
   earnings
   per share      $    .71  $    .64 $    .66  $    .56 $    .36  $    .28

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

                Effective June 1, 1998, the Board of Directors of the Company voted to terminate the Plan. On March 15, 1999, the Internal Revenue Service issued a determination letter notifying the Company that the termination of the Plan does not adversely affect the Plan's qualification for federal tax purposes. Upon termination of the Plan, a participant becomes 100% vested in his or her account. In preparing for the final distribution of ESOP shares to participants, it was determined that a misallocation of shares had occurred in years 1993 through 1997 resulting in certain eligible participants not receiving some of their entitled shares. The Company contributed the required number of additional shares to the ESOP during the second and third quarters of 1999 when the final calculation was determined and recognized approximately $250,000 in expense. The Company filed a request for a compliance statement under the IRS's Voluntary Compliance Resolution Program to obtain Service approval of the Company's response to the share misallocation issue. In September 1999, the ESOP trustee began distribution of the ESOP assets per participant's direction. In 2000, additional ESOP shares were distributed as participants were located. The ESOP will continue until all participants are located and any remaining assets are properly distributed. The number of shares remaining in the Plan as of December 31, 2000 was 29,074.

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

                Effective October 1, 1994, the Plan was amended to require the Company to make contributions to the Plan for eligible pilots in exchange for certain concessions. These contributions are in excess of any discretionary contributions made for the pilots under the original terms of the plan. These contributions are 100% vested and equal to 3% of the first $15,000 of each eligible pilot's compensation plus 2% of compensation in excess of $15,000. The plan limits the Company's contributions for the pilots to 15% of the Company's adjusted net income before extraordinary items for such plan year. The Company's obligations to make contributions with respect to all plan years in the aggregate is limited to $2.5 million. Contribution expense was approximately  $552,000, $640,000, and  $650,000  for
                1998, 1999 and 2000, respectively.

                The Plan allows the Company to make discretionary matching contributions for non-union employees, pilots and mechanics, respectively, equal to 25% of salary contributions up to 4% of total compensation. Effective with the ratification of the pilot's new union agreement, the Company's match for pilots is variable depending upon the pilot's length of service and the Company's operational performance. The Company's matching percentage for a pilot can range from one to seven percent of eligible contributions. The Company's matching contribution, if any, vests ratably over five years. Contribution expense was approximately $235,000, $303,000 and $374,000 for
                1998, 1999 and 2000, respectively.

                Profit Sharing Programs

                The Company has profit sharing programs which result in periodic payments to all eligible employees. Profit sharing compensation, which is based on attainment of certain performance and financial goals, was approximately $3.9 million, $4.5 million, and $4.5 million in 1998, 1999 and 2000, respectively.


   9.  Income   The  provision (benefit) for income taxes includes the
        Taxes   following components:

                (in thousands)
                Year Ended December 31,       1998        1999         2000
                Federal:
                   Current                $ 13,580    $ 10,420     $ 11,295
                   Deferred                  3,591       5,602       (4,267)
                Total federal provision     17,171      16,022        7,028
                State:
                   Current                   3,161       1,993        1,010
                   Deferred                    801         304         (381)
                Total state provision        3,962       2,297          629
                Total provision on income
                 before accounting change $ 21,133    $ 18,319     $  7,657
                Income tax benefit
                 due to change in
                 accounting method               -    $   (598)           -
                Total provision           $ 21,133    $ 17,721     $  7,657

                A   reconciliation  of  income  tax  expense  at   the
                applicable federal statutory income tax rate of 35% to the tax provision recorded is as follows:

                (in thousands)
                Year ended December 31,         1998       1999      2000
                Income tax expense
                  at statutory rate          $18,041    $16,616    $7,984
                Increase (decrease)
                  in tax expense due to:
                   Permanent differences
                    and other                    517         89      (487)

                   State income taxes, net
                    of federal benefit         2,575      1,614       160
                Income tax expense           $21,133    $18,319    $7,657

                Deferred income taxes result from temporary differences which are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than for financial reporting purposes. The Company's 2000 effective tax rate was positively affected by the receipt of a favorable ruling request which allowed the Company to obtain additional tax credits to offset income tax and the realization of certain tax benefits that were previously reserved which together reduced income tax expense by approximately $1.4 million.

                The following is a summary of the Company's deferred income taxes as of December 31, 1999, and 2000:

                 (in thousands)
                 December 31,                            1999        2000
                 Deferred tax assets:
                   Engine maintenance accrual         $   751     $   679
                   Intangible assets                      900         735
                   Air traffic liability                  564         672
                   Allowance for bad debts                369         302
                   Deferred aircraft rent                 323       1,737
                   Deferred credits                     3,166       2,830
                   Accrued compensation                   716         944
                   Accrued aircraft early retirement        -      11,599
                    charge
                   Start up and organizational costs        -       2,204
                   Other                                1,278         867
                     Total deferred tax assets          8,067      22,569

                 Deferred tax liabilities:
                   Depreciation and amortization      (17,595)    (26,534)
                   Accrued expenses and other             (81)       (996)
                     Total deferred tax liabilities   (17,676)    (27,530)
                 Net deferred income tax
                     assets (liabilities)            $ (9,609)    $(4,961)

                 No valuation allowance was established in either 1999 or 2000 as the Company believes it is more likely than not that the deferred tax assets will be realized.

10.
   Commitments   Aircraft
   and
   Contingencies As of December 31,  2000, the Company had a total of
                 58  Canadair  Regional Jets ("CRJs") on  order  from
                 Bombardier, Inc., and held options for 80 additional
                 CRJs.   The  Company  also had  a  firm  order  with
                 Fairchild  Aerospace Corporation  for  48  Fairchild
                 Dornier  32 seat regional jets ("328JET")  aircraft,
                 and  options for 83 additional 328JETs.  Of the  106
                 firm aircraft deliveries, 34 are scheduled for 2001,
                 30  are scheduled for 2002, and 42 are scheduled for
                 2003.   The  Company is obligated  to  purchase  and
                 finance  (including leveraged leases) the  106  firm
                 ordered  aircraft at an approximate capital cost  of
                 $1.8  billion.  The Company anticipates leasing  all
                 of  its  year  2001  aircraft  deliveries  on  terms
                 similar   to   previously  delivered  regional   jet
                 aircraft.

                 During 1999 the Company announced orders for a total of 85 aircraft from Fairchild Aerospace Corporation, including 40 328Jets (32 seat capacity) and 45 428Jets (44 seat capacity). The 428Jets were an aircraft under development, with initial deliveries scheduled for 2003. In August 2000 Fairchild Aerospace announced that it would not proceed with development of the 428Jets. The Company reached a series of agreements with Fairchild in January 2001 resolving all issues relating to the initial order. Under the new agreements, the Company revised its order for 328Jets to a total of 62 aircraft. The Company also placed an order for 30 additional CRJs with Bombardier Aerospace in August 2000.

                 Training

                 The Company has entered into agreements with Pan Am International Flight Academy ("PAIFA") which allow the Company to train CRJ, J-41 and J-32 pilots at PAIFA's facility near Washington-Dulles. In 1999, PAIFA acquired from a third party the existing training facility where the Company has been conducting J-41 and J-32 training, and added a CRJ simulator at the facility in December 1999. The Company has committed to purchase an annual minimum number of CRJ and J-41 simulator training hours at agreed rates, with commitments originally extending ten and three years, respectively. The Company's payment obligations over the remaining nine years total approximately $16 million. FRJ training is presently being conducted in Dallas, Texas at a facility arranged in conjunction with the acquisition of the aircraft. The Company is negotiating with PAIFA to have PAIFA install a 328JET simulator as well as a second CRJ simulator at its Washington-Dulles facility.

                 At  December 31, 2000, the Company's minimum payment
                 obligations  under  the  PAIFA  agreements  are   as
                 follows:

                 (in thousands)
                 Year ended December 31,
                 2001                                     $3,611
                 2002                                      3,631
                 2003                                      1,371
                 2004                                      1,391
                 2005                                      1,178
                 Thereafter                                4,888
                                                        $ 16,070

                 Derivative Financial Instruments

                 The Company has periodically entered into a series of put and call contracts as an interest rate hedge designed to limit its exposure to interest rate changes on the anticipated issuance of permanent financing relating to the delivery of the CRJ aircraft. During 1998, 1999 and 2000, the Company settled eight, seven and eight hedge transactions, respectively, paying the counterparty $3.0 million in 1998, receiving $119,000 in 1999 and paying the counterparty $379,000 in 2000. In 1999, the Company recognized a gain of $211,000 on the settlement of one contract, representing the ineffective portion of a hedge. At December 31, 2000 the Company had one interest rate hedge transaction open with a notional value of $8.5 million. It settled on January 3, 2001 resulting in a payment to the counterparty of $722,000. The Company would have paid the counterparty $610,000 had the contract settled on December 31, 2000.

                 In October 1999, the Company entered into commodity swap transactions to hedge price changes on approximately 13,300 barrels of crude oil per month for the period April to June 2000, and on approximately 23,300 barrels of crude oil per month for the period July through September 2000. The contracts provided for an average fixed price equal to approximately 52.6 cents per gallon for the second quarter of 2000 and 51 cents per gallon for the third quarter of 2000. Had the commodity swap transactions settled on December 31, 1999, the Company would have recognized a reduction of approximately $597,000 in fuel expense. Effective December 1, 2000, under the United Airlines and Delta Air Lines agreements, the Company no longer bears the risk associated with fuel price volatility for its operations. Accordingly, no fuel hedging transactions were entered for 2001, and there were no fuel hedging transactions open as of December 31, 2000.

11.  Aircraft    During 2000, the Company recorded an aircraft  early
     Early       retirement  operating charge of $29  million  ($17.4
     Retirement million net of income tax) for the early lease Charge termination of its 28 19-seat Jetstream 32 turboprop aircraft, which will be removed from service prior to December 31, 2001. The charge includes the estimated cost of contractual obligations to meet aircraft return conditions, as well as a lease termination fee, which fee was calculated including such factors as the discounted present value cost of future lease obligations from the planned out of service date to the lease termination date, and miscellaneous costs and benefits of early return to the lessor.


12.  Subsequent
     Events On March 2, 2001, the Company announced it has entered into an agreement with UAL Corporation ("UAL"), parent of United to acquire-through subsidiaries-the three regional airlines that are currently wholly-owned by US Airways Group, Inc. ("US Airways"). The three carriers are Allegheny Airlines, Piedmont Airlines and PSA Airlines. Closing of the acquisition from US Airways, which would be contingent upon and occur at the same time as closing of the proposed United/US Airways merger, is subject to regulatory approvals and to termination rights by UAL.

                 The aggregate purchase price for the three carriers, initially set at $200 million, will be paid at closing in the form of a promissory note due in 18 months. Under the terms of the agreement, the Company will not remit principal or interest payments or accrue interest on the note until and if an agreement is finalized. The ultimate purchase  price  for  each  of  the  three  regional
                 carriers will be negotiated during the 18-month term of the promissory note. If agreement cannot be reached on an ultimate purchase price as to any or all of the three carriers, the Company's acquisition of that carrier will be unwound. The ultimate purchase price paid by the Company may vary substantially from the amount of the promissory note, and there can be no assurances that the Company will retain any or all of the three carriers. If closing occurs on the initial purchase of the three carriers but ACAI is not the ultimate purchaser of at least one of the carriers, the Company will receive a fee of up to $10.5 million. The results of operations, and any capital requirements of the three regional carriers, are not expected to contribute to the Company's results of operations or impact its financial position until and if an ultimate purchase price is agreed to and the acquisition can no longer be unwound.

 13.  Litigation The Company is a party to routine litigation and  to
                 FAA civil action proceedings, all of which are incidental to its business, and none of which the Company believes are likely to have a material effect on the Company's financial position or the results of its operations.


 14. Financial Statement of Financial Accounting Standards No. Instruments 107, "Disclosure of Fair Value of Financial
                 Instruments"  requires the disclosure  of  the  fair
                 value   of  financial  instruments.  Some   of   the
                 information   used  to  determine  fair   value   is
                 subjective  and  judgmental  in  nature;  therefore,
                 fair    value   estimates,   especially   for   less
                 marketable   securities,  may  vary.   The   amounts
                 actually   realized  or  paid  upon  settlement   or
                 maturity could be significantly different.

                 Unless quoted market price indicates otherwise, the fair values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable generally approximate market because of the short maturity of these instruments. The Company has estimated the fair value of long term debt based on quoted market prices, when available, or by discounted expected future cash flows using current rates offered to the Company for debt with similar maturities.

                  The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows (brackets denote liability):

                  (in thousands)   December 31, 1999     December 31, 2000
                                  Carrying   Estimated  Carrying   Estimated
                                   Amount      Fair      Amount       Fair
                                               Value                  Value
                 Cash and cash
                   equivalents     $39,897    $39,897    $86,117    $86,117
                 Short-term         17,550     17,550     35,100     35,100
                  investments
                 Accounts           31,023     31,023     29,052     29,052
                  receivable
                 Accounts payable   (5,343)    (5,343)   (19,724)   (19,724)
                 Long-term debt    (92,002)  (124,484)   (67,424)   (68,061)

                  See note 10 for information regarding the fair value of derivative financial instruments.

15.               Supplemental disclosures of cash flow information:
   Supplemental
   Cash Flow                                 Year ended December 31,
   Information                                    (in thousands)

                                            1998      1999     2000
                   Cash paid during the
                     period for:
                        - Interest         $3,665    $4,532   $6,410
                        - Income taxes     15,426     8,193    8,944

                  The following non cash investing and financial activities took place in 1998, 1999 and 2000:

                  In September and December 1998, the Company received $352,000 of manufacturers credits which were applied against the purchase price of two CRJs purchased in 1998 from the manufacturer. The credits will be utilized primarily through the purchase of rotable parts and other fixed assets, expendable parts, and pilot training.

                  In 1998, the Company acquired $3.0 million consisting primarily of rotable parts and other fixed assets and expendable parts under capital lease obligations and through the use of manufacturer credits.

                  In 1998, the note holders elected to convert $37.8 million of the Company's Notes to common stock resulting in recognition of $1.4 million of debt conversion expense.

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

                  In 2000, the Company capitalized $2.7 million in interest related to $46.4 million on deposit with aircraft manufacturers.

                  In 2000, the remaining $19.8 million principal amount of Notes outstanding were converted into common stock of the Company resulting in a $19.3 million increase to paid in capital.

   16. Recent In June 1998, the FASB issued Statement No. 133, Accounting "Accounting for Derivative Instruments and Hedging Pronouncements Activities." This Statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings.

                  In July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" which defers the effective date of Statement No. 133 by one year. Therefore, the Company will adopt Statement No. 133, effective January 1, 2001. The impact of adopting this statement is not expected to have a material impact on the Company's financial results.

17.  Selected     (in thousands, except per share amounts)
     Quarterly
     Financial
     Data
     (Unaudited)

                                         Quarter Ended
                           March 31,  June 30,  September 30,  December 31,
                             2000       2000        2000          2000
   Operating revenues      $92,499    $116,332    $115,356      $128,339
   Operating income          4,540      20,629       2,226 (3)    (3,308) (3)
   Net income (loss)         2,280      12,029       2,666 (3)    (1,821) (3)
   Net income (loss)
   per share
      Basic                $   .06    $   0.31    $   0.06      $   (.04)
      Diluted              $   .06    $   0.28    $   0.06      $   (.04)
   Weighted average
   shares outstanding
      Basic                 37,256      38,746      42,144        42,404
      Diluted               43,048      43,542      43,864        42,404


                                         Quarter Ended
                           March 31,  June 30,   September 30    December 31,
                             1999       1999         1999            1999

   Operating revenues      $73,004     $92,397     $91,022       $90,943
   Operating income          5,677      18,501      14,531        10,583
   Net income                2,875 (1)  11,068       8,351         5,974
   Net income per
   share(2)
      Basic               $   0.07    $   0.29    $   0.22      $   0.16
      Diluted             $   0.07    $   0.25    $   0.20      $   0.14
   Weighted average
   shares outstanding (2)
      Basic                 38,890      38,354      37,310        37,186
      Diluted               45,226      44,448      43,264        43,154

   (1) Includes the $888,000, net of income taxes, charge for the cumulative effect of an accounting change. Without this charge, basic and diluted income per share would have been $0.10 and $0.09, respectively.

   (2) Share and per share calculations have been restated to reflect the two for one stock split distributed on February 23, 2001.

   (3) In the third and fourth quarters of 2000, the Company recorded aircraft early retirement charges. The amount of the charges was $8.7 million (pre-tax) in the third quarter, and $20.3 million (pre-tax) in the fourth quarter.

   Note: The sum of the four quarters may not equal the totals for the year due to rounding of quarterly results.

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

          3.   Exhibits

Exhibit
Number                Description of Exhibit

3.1  (note 9)    Restated Certificate of Incorporation of the Company.
3.2  (note 9)    Restated By-laws of the Company.
4.1  (note 7)    Specimen Common Stock Certificate.
4.2  (note 13)   Stockholders' Agreement, effective as of October 15,
                 1991, among the Company, the stockholders and the holder
                 of warrants of the Company named on the signature pages
                 thereto and a trust established pursuant to the Atlantic
                 Coast Airlines, Inc. Employee Stock Ownership Plan,
                 together with Amendment and Second Amendment thereto
                 dated as of February 24, 1992 and May 1, 1992
                 respectively.
4.3  (note 13)   Registration Rights Agreement, dated as of September 30,
                 1991, among the Company and the stockholders named on the signature pages thereto (the "Stockholders
                 Registration Rights Agreement").

4.4  (note 13)   Form of amendment to the Stockholders Registration
                 Rights Agreement.
4.19 (note 8)    Rights Agreement between Atlantic Coast Airlines
                 Holdings, Inc. and Continental Stock Transfer & Trust
                 Company dated as of January 27, 1999.
10.1  (notes 13 and 16)
                 Atlantic Coast Airlines, Inc. 1992 Stock Option Plan.
10.4  (note 11)  Restated Atlantic Coast Airlines 401(k) Plan, as amended through February 3, 1997.
10.4(a) (note 10)Amendment to the Atlantic Coast Airlines 401(k) Plan effective May 1, 1997
10.6 (notes 1 & 15)
                 United Express Agreement, dated as of November 22, 2000,
                 as amended as of February 6, 2001, among United Airlines,
                 Inc., Atlantic Coast Airlines and the Company.
10.7 (notes 13 & 14)
                 Agreement to Lease British Aerospace Jetstream-41 Aircraft,
                 dated December 23, 1992, between British Aerospace, Inc. and
                 Atlantic Coast Airlines.
10.8 (notes 5 & 14)
                 Delta Connection Agreement, dated as of September 9, 1999
                 among Delta Air Lines, Inc., Atlantic Coast Airlines
                 Holdings, Inc. and Atlantic Coast Jet, Inc.
10.12(a)  (notes 4 & 16)
                 Amended and Restated Severance Agreement, dated as of
                 December 28, 1999, between the Company and Kerry B. Skeen.
10.12(b) (notes 4 & 16)
                 Amended and Restated Severance Agreement, dated as of
                 December 28, 1999, between the Company and Thomas J. Moore.
10.12(c) (notes 4 & 16)
                 Form of Severance Agreement substantially similar to
                 agreements with Richard J. Surratt and with Michael S. Davis, both restated as of December 28, 1999.
10.12(d) (notes 6 & 16)
                 Executive Officer Note.
10.13(a)  (note 11)
                 Form of Indemnity Agreement. The Company has entered into
                 substantially identical agreements with the individual
                 members of its Board of Directors.
10.21  (note 12) Acquisition Agreement, dated as of December 30, 1994, by and among Jetstream Aircraft, Inc., JSX Capital
                 Corporation, and Atlantic Coast Airlines.
10.21(a)  (note 11)
                 Amendment Number One to Acquisition Agreement, dated as of
                 June 17, 1996, by and among Jetstream Aircraft, Inc., JSX
                 Capital Corporation, and Atlantic Coast Airlines.
10.23  (note 7)  Amended and Restated Loan and Security Agreement dated
                 February 8, 1999 between Atlantic Coast Airlines and
                 Fleet Capital Corporation.
10.24  (notes 7 and 16)
                 Atlantic Coast Airlines, Inc. 1995 Stock Incentive Plan, as
                 amended as of May 5, 1998.
10.245  (notes 3 and 16)
                 2000 Stock Incentive Plan of Atlantic Coast Airlines Holding,
                 Inc.
10.25(a)  (notes 7 and 16)
                 Form of Incentive Stock Option Agreement.  The Company enters into this agreement with employees who have been granted
                 incentive stock options pursuant to the Stock Incentive
                 Plans.
10.25(b)  (notes 7 & 16)
                 Form of Incentive Stock Option Agreement.  The Company enters into this agreement with corporate officers who have
                 been granted incentive stock options pursuant to the
                 Stock Incentive Plans.
10.25(c) (notes 7 & 16)
                 Form of Non-Qualified Stock Option Agreement. The Company
                 enters into this agreement with employees who have been
                 granted non-qualified stock options pursuant to the Stock
                 Incentive Plans.
10.25(d) (notes 7 & 16)
                 Form of Non-Qualified Stock Option Agreement. The Company
                 enters into this agreement with corporate officers who have been granted non-qualified stock options pursuant to the
                 Stock Incentive Plans.
10.25(e) (notes 7 & 16)
                 Form of Restricted Stock Agreement. The Company entered into this agreement with corporate officers who were granted
                 restricted stock pursuant to the Stock Incentive Plans.
10.27  (notes 4 & 16)
                 Form of Split Dollar Agreement and Agreement of Assignment of
                 Life Insurance Death Benefit as Collateral.  The Company
                 has entered into substantially identical agreements with
                 Kerry B. Skeen, Thomas J. Moore, Michael S. Davis and
                 Richard J. Surratt.
10.31  (note 1 & 16)
                 Summary of Senior Management Incentive Plan. The Company
                 has adopted a plan as described in this exhibit for 2001
                 and for the three previous years.
10.32  (note 1 & 16)
                 Summary of Management Incentive Plan and Share the
                 Success Program.  The Company has adopted plans as
                 described in this exhibit for 2001 and for the three
                 previous years.
10.40A (notes 7 & 14)
                 Purchase Agreement between Bombardier Inc. and Atlantic Coast
                 Airlines Relating to the Purchase of Canadair Regional
                 Jet Aircraft dated January 8, 1997, as amended through
                 December 31, 1998.
10.40A(1) (notes 5 & 14)
                 Contract Change Orders No. 13, 14, and 15, dated April 28,
                 1999, July 29, 1999, and September 24, 1999, respectively, amending the Purchase Agreement between Bombardier Inc.
                 and Atlantic Coast Airlines relating to the purchase of
                 Canadair Regional Jet Aircraft dated January 8, 1997.
10.41 (notes 5 & 14)
                 Purchase Agreement between Bombardier Inc. and Atlantic Coast
                 Airlines relating to the Purchase of Canadair Regional
                 Jet Aircraft dated July 29, 1999, as amended through
                 September 30, 1999.
10.45 (note 6)   Aircraft Purchase Agreement between Dornier Luftfahrt
                 GmbH and Atlantic Coast Airlines dated effective March
                 31, 1999 (superseded by contracts entered into during January 2001, to be filed as an Exhibit to the Quarterly
                 Report on Form 10-Q for the three-month period ended
                 March 31, 2001).
10.45(1) (note 5)First Amendment dated effective September 10, 1999, to the Aircraft Purchase Agreement between Dornier
                 Luftfahrt GmbH and Atlantic Coast Airlines dated effective March 31, 1999 (superseded by contracts entered into during January 2001, to be filed as an Exhibit to the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2001).
10.50(a) (note 10)
                 Form of Purchase Agreement, dated September 19, 1997, among the Company, Atlantic Coast Airlines, Morgan Stanley & Co.
                 Incorporated and First National Bank of Maryland, as
                 Trustee.
10.50(b) (note 10)
                 Form of Pass Through Trust Agreement, dated as of September
                 25, 1997, among the Company, Atlantic Coast Airlines, and
                 First National Bank of Maryland, as Trustee.
10.50(c) (note 10)
                 Form of Pass Through Trust Certificate.
10.50(d) (note 10)
                 Form of Participation Agreement, dated as of September 30,
                 1997, Atlantic Coast Airlines, as Lessee and Initial Owner
                 Participant, State Street Bank and Trust Company of
                 Connecticut, National Association, as Owner Trustee, the
                 First National Bank of Maryland, as Indenture Trustee,
                 Pass-Through Trustee, and Subordination Agent, including, as exhibits thereto, Form of Lease Agreement, Form of Trust Indenture and Security Agreement, and Form of Trust Agreement.
10.50(e) (note 10)
                 Guarantee, dated as of September 30, 1997, from the Company.

10.70 (note 2)   Transaction Term Sheet -Summary of Principal Terms and
                 Conditions between the Company and United Air Lines,
                 Inc. dated as of March 2, 2001 relating to the
                 acquisition of three airlines from USAirways Group, Inc.
10.80 (note 10)  Ground Lease Agreement Between The Metropolitan
                 Washington Airports Authority And Atlantic Coast
                 Airlines dated as of June 23, 1997.
10.85 (note 7)   Lease Agreement Between The Metropolitan Washington
                 Airports Authority and Atlantic Coast Airlines, with
                 amendments as of  January 1, 1999.
10.90 (notes 10 & 14)
                 Schedules and Exhibits to ISDA Master Agreement between the
                 Company and Bombardier Inc. dated as of July 11, 1997
                 (the Company entered into substantially similar
                 arrangements for interest rate hedges that were
                 outstanding as of December 31, 2000).
21.1 (note 1)    Subsidiaries of the Company.
23.1 (note 1)    Consent of KPMG LLP.


Notes

(1)    Filed as an Exhibit to this Annual Report  on
       Form 10-K for  the fiscal year ended December 31, 2000.
(2)    Filed  as  an Exhibit to the Current Report on Form 8-K  filed  on
       March 2, 2001.
(3) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three-month period ended June 30, 2000.
(4) Filed as an Exhibit to the Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.
(5) Filed as Exhibit to the Quarterly Report on Form 10-Q for the three month period ended September 30, 1999.
(6) Filed as Exhibit to the Quarterly Report on Form 10-Q for the three month period ended June 30, 1999.
(7) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(8) Filed as Exhibit 99.1 to Form 8-A (File No. 000-21976), incorporated herein by reference.
(9) Filed as Exhibit to the Quarterly Report on Form 10-Q for the three month period ended June 30, 1998.
(10) Filed as an Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, incorporated herein by reference.
(11) Filed as an Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by reference.
(12) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994, incorporated herein by reference.
(13) Filed as an Exhibit to Form S-1, Registration No. 33-62206, effective July 20, 1993, incorporated herein by reference.
(14) Portions of this document have been omitted pursuant to a request for confidential treatment that has been granted.
(15) Portions of this document have been omitted pursuant to a request for confidential treatment that is pending.
(16) This document is a management contract or compensatory plan or arrangement.

Reports on Form 8-K:

11/14/00  Salomon Smith Barney Transportation Conference Presentation

11/29/00   Announcement of  new 10-year fee-per-departure agreement  with
United Airlines

01/23/01  Raymond James Growth Airline Conference Presentation

02/05/01  Goldman Sachs Air Carrier Conference Presentation

02/14/01 Deutsche Banc Alex. Brown 2001 Global Transportation Conference Presentation

03/02/01   Agreement  with  UAL Corporation  to  acquire  three  regional airlines currently wholly owned by US Airways Group, Inc.

03/05/01    Raymond  James  &  Associates  2001  Institutional  Investors
Conference Presentation

03/20/01   ING  Barings  3rd Annual Global Transportation  and  Logistics
Conference Presentation

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

Name                            Title


           /S/                  Chairman of the Board of
                                Directors
Kerry B. Skeen                  and Chief Executive Officer
                                (principal executive officer)

           /S/                  Director, President and
Thomas J. Moore                 Chief Operating Officer


           /S/                  Senior Vice President, Treasurer
                                and
Richard J. Surratt              Chief Financial Officer
                                (principal financial officer)

           /S/                  Vice President, and Controller
David W. Asai                   (principal accounting officer)


           /S/                                /S/
C. Edward Acker                 Robert E. Buchanan
Director                        Director

           /S/                                /S/
Susan MacGregor Coughlin        Daniel L. McGinnis
Director                        Director

           /S/                                /S/
James C. Miller III             Judy Shelton
Director                        Director

           /S/
John M. Sullivan
Director