Form 10-Q
period 2001-03-31
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 2001-05-15
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                    Yes   X        No

As of May 10, 2001, there were 43,060,042 shares of common stock, par value $.02 per share, outstanding.


Part I.  Financial Information
Item 1. Financial Statements

                                    Atlantic Coast Airlines Holdings, Inc.
                                    Condensed Consolidated Balance Sheets
                                        December 31, 2000   March 31, 2001
(In thousands except for share and per share data)           (Unaudited)
Assets
Current:
 Cash and cash equivalents                   $  86,117      $  71,921
 Short term investments                         35,100         29,320
 Accounts receivable, net                       29,052         15,477
 Expendable parts and fuel inventory,net         6,188          6,836
 Prepaid expenses and other current assets       8,055         40,649
 Deferred tax asset                             13,973         13,973
        Total current assets                   178,485        178,176
Property and equipment at cost, net of
 accumulated depreciation and amortization     142,840        153,493
Intangible assets, net of accumulated
 amortization                                    2,045          2,029
Debt issuance costs, net of accumulated
 amortization                                    2,912          3,636
Aircraft deposits                               46,420         41,710
Other assets                                     9,998          4,825
        Total assets                         $ 382,700      $ 383,869
Liabilities and Stockholders' Equity
Current:
 Accounts payable                            $  19,724      $  20,594
 Current portion of long-term debt               4,344          4,367
 Current portion of capital lease obligations    1,512          1,563
 Accrued liabilities                            53,044         58,390
 Accrued aircraft early retirement charge       27,843          2,597
        Total current liabilities              106,467         87,511
Long-term debt, less current portion            63,080         62,682
Capital lease obligations, less current
 portion                                         4,009          3,607
Deferred tax liability                          18,934         18,934
Deferred credits, net                           22,037         31,107
        Total liabilities                      214,527        203,841
Stockholders' equity:
Common stock: $.02 par value per share;
shares authorized 65,000,000; shares
issued 47,704,720  and 47,922,726
respectively; shares outstanding                   954            958
42,658,388 and 42,876,394 respectively
Additional paid-in capital                     117,284        119,510
Less: Common stock in treasury, at cost,
5,046,332 shares.                              (35,303)       (35,303)
Retained earnings                               85,238         94,863
        Total stockholders' equity             168,173        180,028
        Total liabilities and
         stockholders' equity                $ 382,700     $  383,869

 See accompanying notes to the condensed consolidated financial statements.

                                    Atlantic Coast Airlines Holdings, Inc.
                           Condensed Consolidated Statements of Operations
                                                                (Unaudited)
Three months ended March 31,
(In thousands, except for per share data)              2000          2001
Operating revenues:
Passenger                                           $ 90,734      $ 131,696
Other                                                  1,765          1,758
   Total operating revenues                           92,499        133,454
Operating expenses:
Salaries and related costs                            24,259         36,991
Aircraft fuel                                         13,132         20,457
Aircraft maintenance and materials                     8,076         11,157
Aircraft rentals                                      12,720         20,205
Traffic commissions and related fees                  13,244          3,873
Facility rents and landing fees                        4,463          7,424
Depreciation and amortization                          2,581          3,400
Other                                                  9,484         14,468
        Total operating expenses                      87,959        117,975
Operating income                                       4,540         15,479
Other income (expense):
Interest expense                                      (1,725)        (1,266)
Interest income                                        1,059          1,871
Other, net                                               (74)           (43)
Total other income (expense)                            (740)           562
Income before income tax provision                     3,800         16,041
Income tax provision                                   1,520          6,416
Net income                                           $ 2,280        $ 9,625
Income per share:
 Basic:
   Net income                                          $0.06          $0.23
 Diluted:
   Net income                                          $0.06          $0.22

Weighted average shares outstanding:
              -Basic                                  37,256         42,750
              -Diluted                                43,048         44,638

  See accompanying notes to the condensed consolidated financial statements.






                                    Atlantic Coast Airlines Holdings, Inc.
                           Condensed Consolidated Statements of Cash Flows
                                                                   (Unaudited)
Three months ended March 31,
(In thousands)                                            2000         2001
Cash flows from operating activities:
   Net income                                           $ 2,280      $ 9,625
   Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                         2,769        3,359
    Amortization of deferred credits                       (348)        (703)
    Capitalized interest (net)                             (583)        (173)
    Other                                                   291          144
    Changes in operating assets and liabilities:
     Accounts receivable                                (12,517)      12,960
     Expendable parts and fuel inventory                   (523)        (648)
     Prepaid expenses and other current assets          (13,661)     (26,542)
     Accounts payable                                     2,529       11,422
     Accrued liabilities                                  3,975      (20,881)
Net cash used in operating activities                   (15,788)     (11,437)
Cash flows from investing activities:
 Purchases of property and equipment                     (2,718)     (13,884)
 Proceeds from sales of assets                              -            112
 Proceeds from sale-leaseback                                43          -
 Purchases of short term investments                     (3,300)      (3,125)
 Maturities of short term investments                    11,050        8,905
 Refunds of aircraft deposits                               -          8,000
 Payments of aircraft deposits and other                 (2,000)      (3,500)
Net cash provided by (used in) investing activities       3,075       (3,492)
Cash flows from financing activities:
 Payments of long-term debt                                (585)        (375)
 Payments of capital lease obligations                     (416)        (351)
 Deferred financing costs and other                         135         (696)
 Purchase of treasury stock                              (1,196)         -
 Proceeds from exercise of stock options                    647        2,155
Net cash (used in) provided by financing activities      (1,415)         733
Net decrease in cash and cash equivalents               (14,128)     (14,196)
Cash and cash equivalents, beginning of period           39,897       86,117
Cash and cash equivalents, end of period               $ 25,769     $ 71,921

See accompanying notes to the condensed consolidated financial statements.

                 ATLANTIC COAST AIRLINES HOLDINGS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic Coast Airlines Holdings, Inc. ("ACAI") and its wholly-owned subsidiaries, Atlantic Coast Airlines ("ACA") and Atlantic Coast Jet, Inc. ("ACJet"), (together, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the three-month period presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. Certain amounts as previously reported have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.  OTHER COMMITMENTS

The Company has periodically entered into a series of put and call contracts as an interest rate hedge designed to limit its exposure to interest rate changes on the anticipated issuance of permanent financing relating to the delivery of the Canadair Regional Jet ("CRJ") aircraft. On July 6, 2000 the Company entered into six interest rate forward transactions maturing between August 2000 and January 2001 as an interest rate hedge relating to the delivery of six aircraft. These transactions settled shortly before the aircraft were scheduled to be delivered and had an aggregate notional value of $51 million. The Company settled five of the six interest rate forward transactions in 2000. The sixth interest rate forward transaction settled January 3, 2001, and had a notional value of $8.5 million, resulting in a payment to the counterparty of $722,000.

In February 1999, the Company entered into an asset-based lending agreement with two financial institutions that provided the Company with a line of credit for up to $35 million depending on the amount of assigned ticket receivables and the value of certain rotable spare parts. With the change in the United Express agreement from a prorate arrangement to a fee-per-departure/payment-in-advance arrangement effective December 1, 2000, the Company's ticket receivable available for assignment has been reduced to zero. As such, the available borrowing under the line of credit was limited to the value of certain rotable spare parts, to a maximum of $8.0 million. On May 2, 2001 the asset-based lending agreement was amended to add an additional $8.4 million to the borrowing base, collateralized by the value of certain fixed assets. The line of credit will expire on September 30, 2001, or upon termination of the United Express agreement, whichever is sooner. The interest rate on this line is LIBOR plus .75% to 1.75% depending on the Company's fixed charges coverage ratio. There were no borrowings on the line during 2000 or to date in 2001. As of May 2, 2001, the Company has pledged $15.6 million of this line of credit as collateral for letters of credit issued on behalf of the Company by a financial institution. This effectively commits most of the line of credit. The Company anticipates replacing this existing line of credit on or before September 30, 2001 when the current line expires.

As of March 31, 2001, the Company had firm orders for 54 CRJs in addition to the 42 previously delivered, and options for 80 additional CRJs. The Company also had 42 Fairchild Dornier 328JET regional jet aircraft ("328JET") on firm order in addition to the 20 already delivered, and held options for an additional 83 aircraft. The future delivery schedule of the remaining 96 firm ordered regional jet aircraft as of March 31, 2001 is as follows: 24 aircraft are scheduled for delivery during the remainder of 2001, 30 aircraft in 2002, and 42 aircraft in 2003.

On March 2, 2001, the Company announced it has entered into an agreement with UAL Corporation ("UAL"), parent of United, to acquire-through subsidiaries-the three regional airlines that are currently wholly-owned by US Airways Group, Inc. ("US Airways"). The three carriers are Allegheny Airlines, Piedmont Airlines and PSA Airlines. Closing of the acquisition from US Airways, which is contingent upon and would occur at the same time as closing of the proposed United/US Airways merger, is subject to regulatory approvals and to termination rights by UAL. The aggregate purchase price for the three carriers, initially set at $200 million, will be paid at closing in the form of a promissory note due in 18 months. Under the terms of the agreement, the Company will not remit principal or interest payments or accrue interest on the note until and if an agreement on an ultimate purchase price for each of the three regional carriers is finalized. The ultimate purchase price will be negotiated during the 18-month term of the promissory note. If agreement cannot be reached on an ultimate purchase price as to any or all of the three carriers, the Company's acquisition of that carrier will be unwound. The ultimate purchase price paid by the Company may vary substantially from the amount of the promissory note, and there can be no assurances that the Company will retain any or all of the three carriers. If closing occurs on the initial purchase of the three carriers but ACAI is not the ultimate purchaser of at least one of the carriers, the Company will receive a fee of up to $10.5 million. The results of operations, and any capital requirements of the three regional carriers, are not expected to contribute to the Company's results of operations or impact its financial position until and if an ultimate purchase price is agreed to and the acquisition can no longer be unwound.

3.  ADOPTION OF FASB STATEMENT 133

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

The Company adopted Statement No. 133 effective January 1, 2001. The impact of adopting this statement has not had a material impact on the Company's financial position or results of operations for the first quarter of 2001.

4.  INCOME TAXES

The Company's effective tax rate for federal and state income taxes was 40% for the first quarter of 2001 and 2000.

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

Three months ended March 31,
(in thousands except for per share data)                   2000        2001
 Income (basic)                                           $2,280      $9,625
 Interest expense on 7% Convertible Notes,
  net of tax effect                                          208         -
  Income (diluted)                                        $2,488      $9,625

 Weighted average shares outstanding (basic)              37,256      42,750
 Incremental shares related to stock options               1,388       1,888
 Incremental shares related to 7% Convertible Notes        4,404         -
 Weighted average shares outstanding (diluted)            43,048      44,638



6.  AIRCRAFT EARLY RETIREMENT CHARGE

During 2000, the Company began retiring early the leased 19-seat British Aerospace J-32 turboprop ("J-32") aircraft from the fleet. As of May 1, 2001, 14 J-32s had been removed from service. The remaining 14 J-32s will be removed from service during the remainder of 2001. The early retirement of the 28 leased J-32 aircraft resulted in the Company recording a $29.0 million (pre-tax) restructuring charge during 2000. During March 2001, the Company reached agreement with the lessor for the early return and lease termination of all of the J-32's and as a result paid a lease termination fee which consisted of $19.1 million in cash, and the application of $5.2 million in credits due from the lessor. The Company believes that the remainder of the accrual will be adequate to provide for costs necessary to meet aircraft return conditions and does not expect to incur any additional charges against earnings for the early retirement of the J-32 fleet.

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations


                   First Quarter Operating Statistics

                                                                   Increase
Three months ended March 31,                    2000     2001     (Decrease)
Revenue passengers carried                    765,929   937,698       22.4%
Revenue passenger miles ("RPMs")(000's)       247,605   339,632       37.2%
Available seat miles ("ASMs") (000's)         482,832   689,540       42.8%
Passenger load factor                           51.3%     49.3%    (2.0)pts
Revenue per ASM (cents)                          18.8      19.1        1.6%
Yield (cents)                                    36.6      38.8        6.0%
Cost per ASM (cents)                             18.2      17.1      (6.0)%
Average passenger segment (miles)                 323       362       12.1%
Revenue departures (completed)                 46,637    53,145       14.0%
Revenue block hours                            60,096    73,816       22.8%
Aircraft utilization (block hours)                8.6       8.7        1.2%
Average cost per gallon of fuel (cents)        $105.8    $108.5        2.6%
Aircraft in service (end of period)                86       112       30.2%
Revenue per departure                          $1,948    $2,487       27.7%

Comparison of three months ended March 31, 2001, to three months ended March 31, 2000.

Results of Operations

     Forward Looking Statements

           The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company's management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements.
Factors that could cause the Company's future results to differ materially from the expectations described here include the ability of the Company to obtain favorable financing terms for its aircraft, the ability of the aircraft manufacturers to deliver aircraft on schedule, unexpected costs or delays in the implementation of new service, the ability of the Company to successfully retire the Company's turboprop fleet, the ability to hire and retain employees, the weather, the impact of labor issues or strikes at United Airlines, Inc. or Delta Air Lines, Inc. on those companies' utilization and support of the Company's operations, airport and airspace congestion, changes in and satisfaction of regulatory requirements including requirements relating to fleet expansion, general economic and industry conditions, and the factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. A number of risks and uncertainties exist with regard to the Company's agreement with UAL Corporation ("UAL"), parent of United Airlines, Inc. ("United") to acquire - through subsidiaries - the three regional airlines that are currently wholly-owned by US Airways Group, Inc. ("US Airways") which could cause actual results to differ materially from these projected results. Such factors relating to the transaction include, among others, UAL's termination rights, ability to reach agreement with UAL on the ultimate purchase price, ability to obtain regulatory approval with respect to the transaction, financing of the final purchase price, unanticipated unreimbursed costs, ability of the three companies to operate as fully independent corporations, ability to resolve any conflicting provisions in collective bargaining agreements obligating any company involved in the transaction, potential turboprop fleet transition issues, satisfactory resolution of amendable union contracts, operational issues involving any of the three airlines, and the impact of these new operations on existing operations. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

     General

          In the first quarter of 2001, the Company posted net income of $9.6 million, compared to income of $2.3 million for the first quarter of 2000. Operating income for the three months ended March 31, 2001 was $15.5 million as compared to $4.5 million for the three months ended March 31, 2000. Unit revenues, revenue per ASM ("RASM"), increased 1.6% to 19.1 cents, while unit costs, operating cost per ASM ("CASM") decreased 6.0% to 17.1 cents compared to the first quarter 2000. This resulted in operating margin increasing to 11.6% for the first quarter of 2001 from 4.9% for the first quarter of 2000. Total passengers increased 22.4% in the first quarter of 2001 to 937,698 passengers, compared to the first quarter of 2000.

     Operating Revenues

           The Company's operating revenues increased 44.3% to $133.5 million in the first quarter of 2001 compared to $92.5 million in the first quarter of 2000. The increase resulted from a 42.8% increase in ASMs to 689,540 in the first quarter of 2001 from 482,832 in the first quarter of 2000, as well as a 27.7% increase in the revenue per departure to $2,487 in the first quarter of 2001 from $1,948 in the first quarter
of  2000.   Revenues for the first quarter of 2001 were recognized  under fee-per-departure agreements as compared to a proration of fare agreement for revenues for the first quarter of 2000. Whereas quarterly revenues under a proration of fare agreement normally reflected seasonal and passenger demand trends, with lower revenue during the first and fourth quarters and higher revenue during the second and third quarters, fee-per-departure agreements generally minimize seasonality effects on revenue.
Quarterly   comparison  of  revenue  per  departure  for   2001  to  2000
results  will  in  part  reflect this reversal of historical  seasonality
trends.   Therefore,  the revenue per departure  increase  in  the  first quarter of 2001 is not necessarily indicative of the results to be expected for other quarters, or the full year ending December 31, 2001.

          The increase in capacity as measured in ASMs is the result of service expansion utilizing additional 50 seat Canadair Regional Jet ("CRJs"), and the addition of 20 32 seat Fairchild Dornier 328JET ("328JET") aircraft, partially offset by the removal of eleven British Aerospace J-32 Turboprop ("J-32") aircraft. The Company was operating 42 CRJs as of March 31, 2001 as compared to 26 as of March 31, 2000. The 20 328JET aircraft were placed in revenue service beginning during the third quarter of 2000, continuing through the first quarter of 2001.

     Operating Expenses

           The Company's operating expenses increased 34.1% in the first quarter of 2001 compared to the first quarter of 2000 due primarily to: a 55.8% increase in total fuel costs as a result of a 2.6% increase in the average price per gallon of jet fuel, coupled with a 23.7% increase in the average fuel burn rate to 255 gallons per hour; a 42.8% increase in ASMs; and a 58.8% increase in aircraft rental expense, all partly offset by a 70.8% decrease in traffic commissions and related fees. The increase  in  ASMs,  fuel  burn rate, and aircraft  rental  reflects  the addition of 16 CRJs and 20 328JETs into scheduled service, net of the early retirement of eleven J32s, since the end of the first quarter of 2000. A summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended March 31, 2000, and 2001 is as follows:


                                        Three Months ended March 31,
                                           2000               2001
                                    Percent            Percent
                                      of       Cost       of       Cost
                                   Operating  Per ASM  Operating  Per ASM
                                    Revenues  (cents)   Revenues  (cents)
Salaries and related costs             26.2%     5.0     27.6%      5.3
Aircraft fuel                          14.2%     2.7     15.3%      3.0
Aircraft maintenance and materials      8.7%     1.7      8.4%      1.6
Aircraft rentals                       13.8%     2.6     15.1%      2.9
Traffic commissions and related fees   14.3%     2.8      2.9%      0.6
Facility rents and landing fees         4.8%     0.9      5.6%      1.1
Depreciation and amortization           2.8%     0.5      2.5%      0.5
Other                                  10.3%     2.0     10.8%      2.1

Total                                  95.1%    18.2     88.2%     17.1

           Cost per ASM decreased 6.0% on a year-over-year basis to 17.1 cents during the first quarter of 2001 primarily due to a 42.8% increase in ASMs and a 70.8% decrease in the year-over-year traffic commissions and related fees. Many of these fees are no longer borne by the Company as a result of the restatement of the United Express agreement, which went into effect on December 1, 2000. Under the restated agreement, the Company is responsible for fees associated with the major airline Computer Reservation Systems.

           Salaries and related costs per ASM increased 6.0% to 5.3 cents in the first quarter of 2001 compared to 5.0 cents in the first quarter of 2000. In absolute dollars, salaries and related costs increased 52.5% from $24.3 million in the first quarter of 2000 to $37.0 million in the first quarter of 2001. The increase resulted primarily from the addition of 790 full and part time employees to support the 36 regional jet aircraft added during 2000 and 2001.

          The cost per ASM of aircraft fuel increased to 3.0 cents in the first quarter of 2001 compared to 2.7 cents in the first quarter of 2000. In absolute dollars, aircraft fuel expense increased 55.8% from $13.1 million in the first quarter of 2000 to $20.5 million in the first quarter of 2001. The increased fuel expense resulted from a 2.6% increase in the average cost per gallon of fuel from $1.058 to $1.085, a 22.8% increase in block hours, and the higher fuel consumption per hour of regional jet aircraft versus turboprop aircraft which resulted in a 23.7% increase in the system average burn rate (gallons used per block hour flown).

           The cost per ASM of aircraft maintenance and materials decreased to 1.6 cents in the first quarter of 2001 compared to 1.7 cents in the first quarter of 2000. In absolute dollars, aircraft maintenance and materials expense increased 38.2% from $8.1 million in the first quarter of 2000 to $11.2 million in the first quarter of 2001. The increased expense resulted from the increase in the size of the total fleet, the gradual expiration of manufacturer's warranties on the CRJs and resulting addition of the aircraft under the Company's maintenance agreement with GE, and the continual increase in the average age of the turboprop fleet.

          The cost per ASM of aircraft rentals increased to 2.9 cents in the first quarter of 2001 compared to 2.6 cents in the first quarter of 2000. In absolute dollars, aircraft rentals increased 58.8% from $12.7 million in the first quarter of 2000 to $20.2 million in the first quarter of 2001, reflecting the addition of sixteen CRJ aircraft and twenty 328JET aircraft since March 31, 2000, net of the removal of 11 J-32 turboprop aircraft.

           The cost per ASM of traffic commissions and related fees decreased 78.6% to 0.6 cents for the first quarter of 2001 compared to
2.8 cents for the first quarter of 2000. In absolute dollars, traffic commissions and related fees decreased 70.8% from $13.2 million in the first quarter of 2000 to $3.9 million in the first quarter of 2001. Many of these fees are no longer borne by the Company as a result of the restatement of the United Express agreement, which went into effect on December 1, 2000. Under the restated agreement, the Company is responsible for fees associated with the major airline Computer Reservation Systems, while traffic commissions are borne by United.

          The cost per ASM of facility rents and landing fees increased 22.2% from 0.9 cents for the first quarter of 2000 to 1.1 cents for the first quarter of 2001. In absolute dollars, facility rents and landing fees increased 66.3% from $4.5 million in the first quarter of 2000 to $7.4 million in the first quarter of 2001. The increase in absolute dollars for facility rents and landing fees is a result of a 14% increase in number of departures, the heavier landing weight of the regional jets, and the Company's occupation of its new corporate headquarters building as of December 1, 2000.

           The cost per ASM of depreciation and amortization remained the same at 0.5 cents for the first quarter of 2001 and the first quarter of 2000. In absolute dollars, depreciation and amortization increased 31.7% from $2.6 million in the first quarter of 2000 to $3.4 million in the first quarter of 2001 primarily as a result of additional rotable spare parts associated with the regional jets.

           The cost per ASM of other operating expenses increased to 2.1 cents in the first quarter of 2001 from 2.0 cents in the first quarter of 2000. In absolute dollars, other operating expenses increased 52.6% from $9.5 million in the first quarter of 2000 to $14.5 million in the first quarter of 2001. The increased costs result primarily from training expenses for new flight crews to support additional aircraft.

           As a result of the foregoing changes in operating expenses and a 42.8% increase in ASMs, total cost per ASM decreased to 17.1 cents in the first quarter of 2001 compared to 18.2 cents in the first quarter of 2000. In absolute dollars, total operating expenses increased 34.1% from $88.0 million in the first quarter of 2000 to $118.0 million in the first quarter of 2001.

          The Company's effective tax rate for federal and state income taxes was 40% for the first quarter of 2001 and 2000.

Outlook

          This outlook section contains forward-looking statements which are subject to the risks and uncertainties set forth in the MD&A section under Forward Looking Statements.

          As of May 1, 2001, the Company was operating a fleet of 110 aircraft comprised of 43 CRJs, 21 328JETs, 32 J41s and 14 J32s. The Company does not expect to incur any additional charges against earnings for the early retirement in 2001 of the remaining 14 J-32 aircraft in the fleet.

          The Company is evaluating plans to early retire the 32 J-41 turboprop aircraft from its fleet beginning in 2002. Adoption of a plan to retire the J-41 turboprop fleet likely will result in a substantial charge to future earnings. The Company is unable at this time to quantify the amount of any such retirement charge, as a formal plan has not yet been adopted.

          As of May 1, 2001, the Company had firm orders for 53 CRJ's in addition to the 43 previously delivered, and options for an additional 80 CRJ's. The Company also had firm orders for 41 328JETS in addition to the 21 previously delivered, and options for an additional 83 328JETs. The continued delivery of these additional jet aircraft into the United Express and Delta Connection programs will expand the Company's business into new markets and increase capacity in existing markets.

          During the first quarter of 2000, ACJet was engaged in pre-operating activities related to the start up of its Delta Connection operations. An operating certificate was subsequently approved and issued by the Federal Aviation Administration ("FAA"), and ACJet commenced revenue service in the third quarter of 2000. The Company plans to combine the operations of ACJet into the operations of ACA in 2001. Following the proposed combination, the Company would operate both its United Express and its Delta Connection programs through ACA. The combination is contingent on the Company receiving the required approvals from the FAA and the Department of Transportation.

          Under the Company's United Express agreement, United pays the Company an agreed amount per departure, and under the Company's Delta Connection agreement, Delta pays the Company an agreed amount per block hour flown, both regardless of passenger revenue, and both with additional incentive payments based on operational performance. Both agreements provide that the rates will be adjusted from time to time. During the first quarter 2001, the Company and United established rates to be in effect for the Company's United Express flights throughout 2001. For Delta Connection flights, the Company and Delta continue to evaluate operating history for this new service being provided by the Company, and rates presently being utilized for 2001 are consistent with those rates that were agreed to and used in 2000 and may be subject to adjustment.

          During 2000, United Airlines and US Airways announced plans for a merger, with United Airlines being the successor company. The two companies have recently stated that they continue to await governmental approvals for the merger to proceed and anticipate the closing to be delayed beyond the end of the second quarter of 2001. On March 2, 2001, the Company announced it entered into an agreement with UAL to acquire-through subsidiaries-the three regional airlines that are currently wholly-owned by US Airways. The three carriers are Allegheny Airlines, Piedmont Airlines and PSA Airlines. Closing of the acquisition from US Airways, which is contingent upon and would occur at the same time as closing of the proposed United/US Airways merger, is subject to regulatory approvals and to termination rights by UAL. The aggregate purchase price for the three carriers, initially set at $200 million, will be paid at closing in the form of a promissory note due in 18 months. Under the terms of the agreement, the Company will not remit principal or interest payments or accrue interest on the note until and if an agreement is finalized. The ultimate purchase price for each of the three regional carriers will be negotiated during the 18-month term of the promissory note. If agreement cannot be reached on an ultimate purchase price as to any or all of the three carriers, the Company's acquisition of that carrier will be unwound. The ultimate purchase price paid by the Company may vary substantially from the amount of the promissory note, and there can be no assurances that the Company will retain any or all of the three carriers. If closing occurs on the initial purchase of the three carriers but the Company is not the ultimate purchaser of at least one of the carriers, the Company will receive a fee of up to $10.5 million. The results of operations, and any capital requirements of the three regional carriers, are not expected to contribute to the Company's results of operations or impact its financial position until and if an ultimate purchase price is agreed to and the acquisition can no longer be unwound.

            The Company has not experienced difficulties with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future requirements. Delta Air Lines, Inc. bears the economic risk of fuel price fluctuations for the fuel requirements of the Company's Delta Connection program, and United Airlines bears such risk for the Company's United Express program. As such, the Company expects that its results of operations will no longer be directly affected by fuel price volatility.


Liquidity and Capital Resources

          As of March 31, 2001, the Company had cash, cash equivalents and short-term investments of $101.2 million and working capital of $90.7 million compared to $121.2 million and $729 million respectively as of December 31, 2000. During the first three months of 2001, cash and cash equivalents decreased by $14.2 million, reflecting net cash used in operating activities of $11.4 million, net cash used in investing activities of $3.5 million, and net cash provided by financing activities of $.7 million. The net cash used in operating activities is primarily the result of net income for the period of $9.6 million, non-cash depreciation and amortization expenses of $3.4 million, and a $13 million decrease in accounts receivable, offset by a $26.5 million increase in prepaid expenses related to aircraft rent and a $20.9 million decrease in accrued liabilities related to the payment of lease termination fees for the retirement of J-32 aircraft. In order to minimize the costs related to aircraft leveraged lease transactions, the Company has uneven semiannual lease payment dates of January 1 and July 1. Approximately 44% of the Company's annual aircraft lease payments are due in January and 29% in July. The decrease in accounts receivable is primarily the result of the new UA agreement under which the Company receives payment in advance instead of in arrears. The decrease in accrued liabilities is primarily the result of paying the lessor the lease termination fee relating to the J-32 turboprop early retirement. (See "Aircraft", below.) The net cash used in investing activities consisted primarily of purchases of property and equipment. Financing activities consisted primarily of payments on long-term debt and capital lease obligations offset by the exercise of stock options.

     Other Financing

          In February 1999, the Company entered into an asset-based lending agreement with two financial institutions that provided the
Company with a line of credit for up to $35 million depending on the amount of assigned ticket receivables and the value of certain rotable spare parts. With the change in the United Express agreement from a prorate arrangement to a fee-per-departure/payment-in-advance arrangement effective December 1, 2000, the Company's ticket receivable available for assignment has been reduced to zero. As such, the available borrowing under the line of credit was limited to the value of certain rotable spare parts, to a maximum of $8.0 million. On May 2, 2001 the asset-based lending agreement was amended to add an additional $8.4 million to the borrowing base, collateralized by the value of certain fixed assets. The line of credit will expire on September 30, 2001, or upon termination of the United Express agreement, whichever is sooner. The interest rate on this line is LIBOR plus .75% to 1.75% depending on the Company's fixed charges coverage ratio. There were no borrowings on the line during 2000 or to date in 2001. As of May 2, 2001, the Company has pledged $15.6 million of this line of credit as collateral for letters of credit issued on behalf of the Company by a financial institution. This effectively commits most of the line of credit. The Company anticipates replacing this existing line of credit on or before September 30, 2001 when the current line expires.

     Other Commitments

          The Company's Board of Directors has approved the purchase of up to $40 million of the Company's outstanding common stock in open market or private transactions. As of May 1, 2001 the Company has purchased 2,128,000 shares of its common stock at an average price of $8.64 per share. None of these shares were purchased in 2001. The Company has approximately $21.6 million remaining of the $40 million authorization.

     Aircraft

          As of May 1, 2001, the Company had a total of 53 CRJs on order from Bombardier, Inc., and held options for 80 additional CRJs. The Company also had on order with Fairchild Aerospace Corporation 41 328JETs, and held options on an additional 83 328JETs. Of the 94 firm aircraft deliveries, 22 are scheduled for the remainder of 2001, 30 are scheduled for 2002, and 42 are scheduled for 2003. The Company is obligated to purchase and finance (including the possible use of leveraged leases) the 94 firm ordered aircraft at an approximate capital cost of $1.6 billion. The Company anticipates leasing all of its year 2001 aircraft deliveries on terms similar to previously delivered CRJ aircraft.

           During 2000, the Company began retiring early the leased 19-seat J-32 aircraft from the fleet. As of May 1, 2001, 14 J-32s had been removed from service. The remaining 14 J-32s will be removed from service during the remainder of 2001. The early retirement of the 28 leased J-32 aircraft resulted in the Company recording a $29.0 million (pre-tax) restructuring charge during 2000. During March 2001, the Company reached agreement with the lessor for the early return and lease termination of all of the J-32's and as a result paid a lease termination fee which consisted of $19.1 million in cash, and the application of $5.2 million in credits due from the lessor. The Company believes that the remainder of the accrual will be adequate to provide for costs necessary to meet aircraft return conditions and does not expect to incur any additional charges against earnings for the early retirement of the J-32 fleet. The early termination of these leases and the return of these aircraft prior to lease expiration will enable the Company to satisfy its lease obligations and does not require the Company to assume the risks and efforts required to maintain and remarket the aircraft.

     Capital Equipment and Debt Service

          Capital expenditures for the first three months of 2001 were $13.9 million compared to $2.7 million for the same period in 2000. Capital expenditures for 2001 consisted primarily of the purchase of $9.6 million in rotable spare parts for the regional jet aircraft, and $1.4 million for improvements to aircraft, which included $872,000 for the addition of smoke detectors to the J-41 aircraft. Other capital expenditures included facility leasehold improvements, ground equipment, and computer and office equipment. For the remainder of 2001, the Company anticipates spending approximately $13 million for rotable spare parts related to the regional jet and J-41 aircraft, ground service equipment, facilities, computers and software.

          Debt service including capital leases for the three months ended March 31, 2001 was $725,000 compared to $1.0 million in the same period of 2000.

          The Company believes that, in the absence of unusual circumstances, its cash on hand, cash flow from operations, and other available equipment financing, will be sufficient to meet its working capital needs, capital expenditures, and debt service requirements for the next twelve months.

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

          The Company adopted Statement No. 133 effective January 1, 2001. The impact of adopting this statement has not had a material impact on the Company's financial position or results of operations for the first quarter of 2001.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          The Company's principal market risk arises from changes in interest rates. The Company's exposure to market risk associated with changes in interest rates relates to the Company's commitment to acquire regional jets. From time to time the Company has entered into put and call contracts designed to limit the Company's exposure to interest rate changes until permanent financing is secured upon delivery of the Bombardier regional jet aircraft. At December 31, 2000 the Company had one interest rate hedge transaction open with a notional value of $8.5 million. The Company settled this contract on January 3, 2001 by paying the counterparty $722,000. As of March 31, 2001, the Company had no open hedge transactions.













                 ATLANTIC COAST AIRLINES HOLDINGS, INC.
                   FISCAL QUARTER ENDED MARCH 31, 2001


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


     ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          10.45 Form of Aircraft Purchase Agreement between Fairchild Dornier GmbH and Atlantic Coast Airlines dated effective December 20, 2000 (supersedes Exhibits 10.45 and 10.45(1) filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000. Confidential treatment is being sought for portions of this exhibit).

          10.70 (Note 1)Transaction Term Sheet between Atlantic Coast Airlines Holdings, Inc. and UAL Corporation, dated March 2, 2001 (incorporated by reference from Exhibit 99(a) filed as an Exhibit to the Report on Form 8-K filed on March 2, 2001).

          (b)  Reports on Form 8-K

               Forms 8-K were filed on January 23, 2001, February 5 and 14, 2001 and March 5 and 20, 2001, in each case to announce that an officer of the Company would be making a presentation to investors and analysts.

               Form 8-K filed on March 2, 2001 to announce the Company's agreement with UAL Corporation to acquire up to three regional airlines and separately to state then-current earnings expectations.



Notes:



(1) Filed as an Exhibit to the Current Report on Form 8-K filed on March
               2, 2001.
                               SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ATLANTIC COAST AIRLINES HOLDINGS, INC.



May 15, 2001                  By:  /S/ Thomas J. Moore
                                   Thomas J. Moore
                                   President and Chief
                                   Operating Officer



May 15, 2001                  By:  /S/ David W. Asai
                                   David W. Asai
                                   Vice President, and Controller
                                   (Principal Accounting Officer)