Form 10-Q
period 2001-06-30
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 2001-08-14
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                    Yes   X        No

As of August 10, 2001, there were 43,731,040 shares of common stock, par value $.02 per share, outstanding.


Part I.  Financial Information

Item 1. Financial Statements
                        Atlantic Coast Airlines Holdings, Inc.
                        Condensed Consolidated Balance Sheets

                                                December 31,     June 30,
(In thousands except for share and per share data)   2000          2001
                                                                (Unaudited)
Assets
Current:
    Cash and cash equivalents                   $  86,117      $  77,510
    Short term investments                         35,100         58,315
    Accounts receivable, net                       29,052         15,085
    Expendable parts and fuel inventory, net        6,188          9,501
    Prepaid expenses and other current assets       8,055         18,692
    Deferred tax asset                             13,973          2,766
        Total current assets                      178,485        181,869
Property and equipment at cost, net of
 accumulated depreciation and amortization        142,840        159,391
Intangible assets, net of accumulated
 amortization                                       2,045          1,962
Debt issuance costs, net of accumulated
 amortization                                       2,912          3,561
Aircraft deposits                                  46,420         41,310
Other assets                                        9,998          4,620
        Total assets                            $ 382,700      $ 392,713
Liabilities and Stockholders' Equity
Current:
    Accounts payable                            $  19,724      $  17,398
    Current portion of long-term debt               4,344          4,454
    Current portion of capital lease obligations    1,512          1,592
    Accrued liabilities                            53,044         48,792
    Accrued aircraft early retirement charge       27,843          1,316
Total current liabilities                         106,467         73,552
Long-term debt, less current portion               63,080         61,346
Capital lease obligations, less current portion     4,009          3,197
Deferred tax liability                             18,934         22,540
Deferred credits, net                              22,037         34,445
        Total liabilities                         214,527        195,080
Stockholders' equity:
Common stock: $.02 par value per share;
 shares authorized 141,000,000; shares
 issued 47,704,720  and 48,699,942
 respectively; shares outstanding
 42,658,388 and 43,653,610 respectively              954            974
Additional paid-in capital                       117,284        124,151
Less: Common stock in treasury, at cost,
 5,046,332 shares                                (35,303)       (35,303)
Retained earnings                                 85,238        107,811
        Total stockholders' equity               168,173        197,633
        Total liabilities and
         stockholders' equity                 $  382,700     $  392,713

See accompanying notes to the condensed consolidated financial statements.

                       Atlantic Coast Airlines Holdings, Inc.
                Condensed Consolidated Statements of Operations
                                                                  (Unaudited)
Three months ended June 30,
(In thousands, except for per share data)                 2000         2001
Operating revenues:
Passenger                                            $  114,181   $  145,172
Other                                                     2,151        1,049
   Total operating revenues                             116,332      146,221
Operating expenses:
Salaries and related costs                               26,181       39,803
Aircraft fuel                                            13,469       22,166
Aircraft maintenance and materials                        8,931       12,217
Aircraft rentals                                         14,053       21,739
Traffic commissions and related fees                     15,733        4,025
Facility rents and landing fees                           4,634        7,446
Depreciation and amortization                             2,648        3,774
Other                                                    10,054       14,182
   Total operating expenses                              95,703      125,352
Operating income                                         20,629       20,869
Other income (expense):
 Interest income                                          1,064        2,155
 Interest expense                                        (1,692)      (1,222)
 Other, net                                                 (95)         (40)
   Total other income (expense)                            (723)         893
Income before income tax provision                       19,906       21,762
Income tax provision                                      7,877        8,814
Net income                                           $   12,029   $   12,948
Income per share:
 Basic:
   Net income                                        $     0.31   $     0.30
 Diluted:
   Net income                                        $     0.28   $     0.29

Weighted average shares outstanding:
              -Basic                                     38,746       43,168
              -Diluted                                   43,542       45,029

See accompanying notes to the condensed consolidated financial statements.


                    Atlantic Coast Airlines Holdings, Inc.
              Condensed Consolidated Statements of Operations
                                                                  (Unaudited)
Six months ended June 30,
(In thousands, except for per share data)                 2000         2001
Operating revenues:
Passenger                                            $  204,915   $  276,868
Other                                                     3,916        2,806
   Total operating revenues                             208,831      279,674
Operating expenses:
Salaries and related costs                               50,440       76,794
Aircraft fuel                                            26,601       42,623
Aircraft maintenance and materials                       17,007       23,374
Aircraft rentals                                         26,773       41,944
Traffic commissions and related fees                     28,977        7,898
Facility rents and landing fees                           9,097       14,870
Depreciation and amortization                             5,229        7,174
Other                                                    19,538       28,650
   Total operating expenses                             183,662      243,327
Operating income                                         25,169       36,347
Other income (expense):
 Interest income                                          2,124        4,025
 Interest expense                                        (3,417)      (2,487)
 Other, net                                                (170)         (82)
    Total other income (expense)                         (1,463)       1,456
Income before income tax provision                       23,706       37,803
Income tax provision                                      9,397       15,230
Net income                                           $   14,309   $   22,573
Income per share:
 Basic:
   Net income                                        $     0.38   $     0.53
 Diluted:
   Net income                                        $     0.34   $     0.50

Weighted average shares outstanding:
              -Basic                                     38,000       42,961
              -Diluted                                   43,270       44,831

  See accompanying notes to the condensed consolidated financial statements.

                         Atlantic Coast Airlines Holdings, Inc.
                   Condensed Consolidated Statements of Cash Flows
                                                                   (Unaudited)
Six months ended June 30,
(In thousands)                                               2000       2001
Cash flows from operating activities:
   Net income                                             $ 14,309   $ 22,573
   Adjustments to reconcile net income to net cash
    used in operating activities:
     Depreciation and amortization                           5,542      7,085
     Loss on disposal of assets                                 50         40
     Amortization of deferred credits                         (748)    (1,714)
     Capitalized interest (net)                             (1,181)      (739)
     Other                                                     676        554
     Changes in operating assets and liabilities:
       Accounts receivable                                 (10,683)    15,622
       Expendable parts and fuel inventory                  (1,495)    (3,528)
       Prepaid expenses and other current assets            (7,022)    (4,625)
       Accounts payable                                      3,353        436
       Accrued liabilities                                  12,066    (13,538)
Net cash provided by operating activities                   14,867     22,166
Cash flows from investing activities:
   Purchases of property and equipment                      (7,527)   (16,206)
   Purchases of short term investments                     (17,710)   (53,815)
   Maturities of short term investments                     15,050     30,600
   Refunds of aircraft deposits                              2,800      9,400
   Payments of aircraft deposits and other                  (5,100)    (4,500)
Net cash used in investing activities                      (12,487)   (34,521)
Cash flows from financing activities:
   Payments of long-term debt                               (1,947)    (1,624)
   Payments of capital lease obligations                      (835)      (731)
   Deferred financing costs and other                          270       (633)
   Purchase of treasury stock                               (1,197)         -
   Proceeds from exercise of stock options                   1,336      6,736
Net cash (used in) provided by financing activities         (2,373)     3,748
Net increase (decrease) in cash and cash equivalents             7     (8,607)
Cash and cash equivalents, beginning of period              39,897     86,117
Cash and cash equivalents, end of period                  $ 39,904   $ 77,510

See accompanying notes to the condensed consolidated financial statements.

                 ATLANTIC COAST AIRLINES HOLDINGS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic Coast Airlines Holdings, Inc. ("ACAI") and its wholly-owned subsidiaries, Atlantic Coast Airlines ("ACA") and Atlantic Coast Jet, Inc. ("ACJet"), (together, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in these unaudited condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the three and six month periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. Certain amounts as previously reported have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.  OTHER COMMITMENTS

In February 1999, the Company entered into an asset-based lending agreement with two financial institutions that provided the Company with a line of credit for up to $35 million depending on the amount of assigned ticket receivables and the value of certain rotable spare parts. With the change in the United Express agreement from a proration-of-fare/payment in arrears arrangement to a fee-for-service/payment-in-advance arrangement effective December 1, 2000, the Company's ticket receivable available for assignment has been reduced to zero. As such, the available borrowing under the line of credit was limited to the value of certain rotable spare parts, to a maximum of $8.0 million. On May 2, 2001 the asset-based lending agreement was amended to add an additional $8.4 million to the borrowing base, collateralized by the value of certain fixed assets. The line of credit will expire on September 30, 2001, or upon termination of the United Express agreement, whichever is sooner. The interest rate on this line is LIBOR plus .75% to 1.75% depending on the Company's fixed charges coverage ratio. There were no borrowings on the line during 2000 or to date in 2001. The Company has pledged $15.3 million of this line of credit as collateral for letters of credit issued on behalf of the Company by a financial institution. This effectively commits most of the line of credit. The Company has obtained a commitment from another financial institution for a $25 million credit facility to replace this existing line of credit on or before September 30, 2001 when the current line expires.


As of June 30, 2001, the Company had firm orders for 50 CRJs in addition to the 46 previously delivered, and options for 80 additional CRJs. The Company also had 40 Fairchild Dornier 328JET regional jet aircraft ("328JET") on firm order in addition to the 22 already delivered, and held options for an additional 83 aircraft. The future delivery schedule of the remaining 90 firm ordered regional jet aircraft as of June 30, 2001 is as follows: 18 aircraft are scheduled for delivery during the remainder of 2001, 30 aircraft in 2002, and 42 aircraft in 2003.

On July 27, 2001, UAL Corporation ("UAL") the parent of United, and US Airways Group, Inc. ("US Airways") announced that they had terminated their Agreement and Plan of Merger. Due to the termination of this agreement, the Company's contingent agreement with UAL to acquire-through subsidiaries-the three regional airlines that are currently wholly-owned by US Airways, which was contingent upon and would have occured at the same time as closing of the proposed United/US Airways merger, was effectively terminated.

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

The Company adopted Statement No. 133 effective January 1, 2001. The impact of adopting this statement has not had a material impact on the Company's financial position or results of operations for the first six months of 2001.

4.  INCOME TAXES

The Company's effective tax rate for federal and state income taxes was 40.5% and 40.3% for the three months and six months ended June 30, 2001 and 39.6% for the three months and six months ended June 30, 2000.

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

  Three months ended June 30,
  (in thousands except for per share data)                 2000        2001
 Income (basic)                                         $ 12,029    $ 12,948
 Interest expense on 7% Convertible Notes, net of
  tax effect                                                 208        -
 Income (diluted)                                       $ 12,237    $ 12,948

 Weighted average shares outstanding (basic)              38,746      43,168
   Incremental shares related to stock options             1,666       1,861
   Incremental shares related to 7% Convertible Notes      3,130         -
   Weighted average shares outstanding (diluted)          43,542      45,029

  Six months ended June 30,
  (in thousands except for per share data)                 2000        2001
 Income (basic)                                         $ 14,309    $ 22,573
 Interest expense on 7% Convertible Notes, net of
  tax effect                                                 416        -
 Income (diluted)                                       $ 14,725    $ 22,573

 Weighted average shares outstanding (basic)              38,000      42,961
   Incremental shares related to stock options             1,502       1,870
   Incremental shares related to 7% Convertible Notes      3,768         -
   Weighted average shares outstanding (diluted)          43,270      44,831

6.  AIRCRAFT EARLY RETIREMENT CHARGE

During 2000, the Company began early retirement of its fleet of 28 leased 19-seat British Aerospace J-32 turboprop ("J-32") aircraft. As of August 1, 2001, 18 J-32s had been removed from service. The remaining 10 J-32s will be removed from service during the remainder of 2001. The early retirement of the 28 leased J-32 aircraft resulted in the Company recording a $29.0 million (pre-tax) restructuring charge during 2000. In March 2001, the Company reached agreement with the lessor for the early return and lease termination of all of the J-32's and as a result paid a lease termination fee which consisted of $19.1 million in cash, and the application of $5.2 million in credits due from the lessor. The Company anticipates that the return of the aircraft will be completed during 2001 within the time schedule agreed to with the lessor and that the remainder of the amount accrued for early retirement charges will be adequate to provide for costs necessary to meet aircraft return conditions. The Company does not expect to incur any additional charges against earnings for the early retirement of the J-32 fleet.




Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

                      Second Quarter Operating Statistics
                                                                    Increase
Three months ended June 30,                    2000        2001    (Decrease)
Revenue passengers carried                   946,637    1,284,733     35.7%
Revenue passenger miles ("RPMs") (000's)     311,726      476,849     53.0%
Available seat miles ("ASMs") (000's)        509,970      761,204     49.3%
Passenger load factor                          61.1%        62.6%   1.5 pts
Revenue per ASM (cents)                         22.4         19.1   (14.7)%
Yield (cents)                                   36.6         30.4   (16.9)%
Cost per ASM (cents)                            18.8         16.5   (12.2)%
Average passenger segment (miles)                329          371     12.8%
Revenue departures (completed)                48,316       58,047     20.1%
Revenue block hours                           62,601       79,861     27.6%
Aircraft utilization (block hours)               7.8          8.0      2.6%
Average cost per gallon of fuel (cents)        101.0        105.5      4.5%
Aircraft in service (end of period)               93          113     21.5%
Revenue per departure                        $ 2,354      $ 2,501      6.2%

Comparison of three months ended June 30, 2001, to three months ended June 30, 2000.

Results of Operations

     Forward Looking Statements

           The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company's management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements.
Factors that could cause the Company's future results to differ materially from the expectations described here include the ability of the Company to obtain favorable financing terms for its aircraft, the ability of the aircraft manufacturers to deliver aircraft on schedule, unexpected costs in providing scheduled or new service or delays in the implementation of new service, the ability of the Company to successfully retire the Company's turboprop fleet, the ability to hire and retain employees, the weather, the impact of labor issues or strikes at United Airlines, Inc. or Delta Air Lines, Inc. on those companies' utilization and support of the Company's operations, airport and airspace congestion, changes in and satisfaction of regulatory requirements including requirements relating to fleet expansion, general economic and industry conditions, and the factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

     General

          In the second quarter of 2001, the Company posted net income of $12.9 million, compared to income of $12.0 million for the second quarter of 2000. Operating income for the three months ended June 30, 2001 was $20.9 million as compared to $20.6 million for the three months ended June 30, 2000. Unit revenues, revenue per ASM ("RASM"), decreased 14.7% to 19.1 cents, while unit costs, operating cost per ASM ("CASM") decreased 12.2% to 16.5 cents compared to the second quarter 2000. This resulted in operating margin decreasing to 14.3% for the second quarter of 2001 from 17.7% for the second quarter of 2000. Total passengers increased 35.7% in the second quarter of 2001 to 1,284,733 passengers, compared to the second quarter of 2000.

     Operating Revenues

           The Company's operating revenues increased 25.7% to $146.2 million in the second quarter of 2001 compared to $116.3 million in the second quarter of 2000. The increase resulted from a 49.3% increase in ASMs to 761,204 in the second quarter of 2001 from 509,970 in the second quarter of 2000, as well as a 6.2% increase in the revenue per departure to $2,501 in the second quarter of 2001 from $2,354 in the second quarter of 2000. Revenues for the second quarter of 2001 were recognized primarily under fee-for-service agreements as compared to a proration-of-fare agreement for revenues for the second quarter of 2000. Revenue for the second quarter 2001 included $1.7 million attributable to routine subsequent period sampling adjustments to prior billed tickets under the Company's former proration-of-fare arrangement. The Company anticipates that it will cease to experience sampling adjustments attributable to its former proration-of-fare arrangement by the end of this year.

          The increase in capacity as measured in ASMs is the result of service expansion utilizing 17 additional 50-seat Canadair Regional Jet ("CRJs"), and the addition of 22 32 seat Fairchild Dornier 328JET ("328JET") aircraft, partially offset by the removal from service of 17 British Aerospace J-32 Turboprop ("J-32") aircraft. The Company was operating 46 CRJs as of June 30, 2001 as compared to 29 as of June 30, 2000. The 22 328JET aircraft were placed in revenue service beginning in the third quarter of 2000 and continuing through the second quarter of 2001.

     Operating Expenses

           The Company's operating expenses increased 31.0% in the second quarter of 2001 compared to the second quarter of 2000 due primarily to: a 64.6% increase in total fuel costs as a result of a 4.5% increase in the average price per gallon of jet fuel, coupled with a 23.5% increase in the average fuel burn rate to 263 gallons per hour; a 49.3% increase in ASMs; and a 54.7% increase in aircraft rental expense; all partly offset by a 74.4% decrease in traffic commissions and related fees. The increase in ASMs, fuel burn rate, and aircraft rental reflects the addition of 17 CRJs and 22 328JETs into scheduled service, net of the early retirement of 17 J-32s since the end of the second quarter of 2000. A summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended June 30, 2000, and 2001 is as follows:

                                             Three Months ended June 30,
                                              2000                 2001
                                    Percent of   Cost    Percent of   Cost
                                    Operating  Per ASM   Operating  Per ASM
                                     Revenues  (cents)    Revenues  (cents)

Salaries and related costs             22.5%     5.1       27.2%      5.2
Aircraft fuel                          11.6%     2.6       15.2%      2.9
Aircraft maintenance and materials      7.7%     1.8        8.3%      1.6
Aircraft rentals                       12.1%     2.8       14.9%      2.9
Traffic commissions and related fees   13.5%     3.1        2.7%      0.5
Facility rents and landing fees         4.0%     0.9        5.1%      1.0
Depreciation and amortization           2.3%     0.5        2.6%      0.5
Other                                   8.6%     2.0        9.7%      1.9
Total                                  82.3%    18.8       85.7%     16.5

           Cost per ASM decreased 12.2% on a year-over-year basis to 16.5 cents during the second quarter of 2001 primarily due to a 49.3% increase in ASMs and a 74.4% decrease in the year-over-year traffic commissions and related fees. The decrease in traffic commissions and related fees reflects the fact that many of these fees are no longer borne by the Company as a result of the restatement of the United Express agreement, which went into effect on December 1, 2000. Under the restated agreement, the Company remains responsible for fees associated with the major airline Computer Reservation Systems.

           Salaries and related costs per ASM increased 2.0% to 5.2 cents in the second quarter of 2001 compared to 5.1 cents in the second quarter of 2000. In absolute dollars, salaries and related costs increased 52.0% from $26.2 million in the second quarter of 2000 to $39.8 million in the second quarter of 2001. The increase resulted primarily from the addition of 770 full and part time employees to support the 39 regional jet aircraft added during 2000 and 2001.

          The cost per ASM of aircraft fuel increased to 2.9 cents in the second quarter of 2001 compared to 2.6 cents in the second quarter of 2000. In absolute dollars, aircraft fuel expense increased 64.6% from $13.5 million in the second quarter of 2000 to $22.2 million in the second quarter of 2001. The increased fuel expense resulted from a 4.5% increase in the average cost per gallon of fuel from $1.01 to $1.06, a 27.6% increase in block hours, and the higher fuel consumption per hour of regional jet aircraft versus turboprop aircraft which resulted in a 23.5% increase in the system average burn rate (gallons used per block hour flown).

           The cost per ASM of aircraft maintenance and materials decreased to 1.6 cents in the second quarter of 2001 compared to 1.8 cents in the second quarter of 2000. In absolute dollars, aircraft maintenance and materials expense increased 36.8% from $8.9 million in the second quarter of 2000 to $12.2 million in the second quarter of 2001. The increased expense resulted from the increase in the size of the total fleet, the expiration of manufacturer's warranties on older CRJs, and the continual increase in the average age of the turboprop fleet.

          The cost per ASM of aircraft rentals increased to 2.9 cents in the second quarter of 2001 compared to 2.8 cents in the second quarter of 2000. In absolute dollars, aircraft rentals increased 54.7% from $14.1 million in the second quarter of 2000 to $21.7 million in the second quarter of 2001, reflecting the addition of 17 CRJ aircraft and 22 328JET aircraft since June 30, 2000, net of the removal of 17 J-32 turboprop aircraft.

           The cost per ASM of traffic commissions and related fees decreased to 0.5 cents for the second quarter of 2001 compared to 3.1 cents for the second quarter of 2000. In absolute dollars, traffic commissions and related fees decreased 74.4% from $15.7 million in the second quarter of 2000 to $4.0 million in the second quarter of 2001. As noted above, the decrease reflects the fact that many of these fees are no longer borne by the Company as a result of the restatement of the United Express agreement, which went into effect on December 1, 2000. Under the restated agreement, the Company continues to be responsible for fees associated with the major airline Computer Reservation Systems.

          The cost per ASM of facility rents and landing fees increased 11.1% from 0.9 cents for the second quarter of 2000 to 1.0 cents for the second quarter of 2001. In absolute dollars, facility rents and landing fees increased 60.7% from $4.6 million in the second quarter of 2000 to $7.4 million in the second quarter of 2001. The increase in absolute dollars for facility rents and landing fees is a result of a 20.1% increase in number of departures, the heavier landing weight of the regional jets, and the lease of the Company's new corporate headquarters building commencing on December 1, 2000.

           The cost per ASM of depreciation and amortization remained the same at 0.5 cents for the second quarter of 2001 and the second quarter of 2000. In absolute dollars, depreciation and amortization increased 42.5% from $2.6 million in the second quarter of 2000 to $3.8 million in the second quarter of 2001 primarily as a result of additional rotable spare parts and engines associated with the regional jets.

           The cost per ASM of other operating expenses decreased to 1.9 cents in the second quarter of 2001 from 2.0 cents in the second quarter of 2000. In absolute dollars, other operating expenses increased 41.1% from $10.1 million in the second quarter of 2000 to $14.2 million in the second quarter of 2001. The increased costs result primarily from training expenses for new flight crews to support additional aircraft.

           As a result of the foregoing changes in operating expenses and a 49.3% increase in ASMs, total cost per ASM decreased to 16.5 cents in the second quarter of 2001 compared to 18.8 cents in the second quarter of 2000. In absolute dollars, total operating expenses increased 31.0% from $95.7 million in the second quarter of 2000 to $125.4 million in the second quarter of 2001.

          The Company's effective tax rate for federal and state income taxes was 40.5% in the second quarter of 2001 compared to 39.6% for the second quarter of 2000. This increase is primarily due to increased flying in 2001 in states with higher state tax rates.



                     Six Months Operating Statistics
                                                                     Increase
Six months ended June 30,                         2000       2001   (Decrease)
Revenue passengers carried                     1,712,566   2,222,431    29.8%
Revenue passenger miles ("RPMs") (000's)         559,331     816,481    46.0%
Available seat miles ("ASMs") (000's)            992,802   1,450,744    46.1%
Passenger load factor                              56.3%       56.3%  0.0 pts
Revenue per ASM (cents)                             20.6        19.1   (7.3)%
Yield (cents)                                       36.6        33.9   (7.4)%
Cost per ASM (cents)                                18.5        16.8   (9.2)%
Average passenger segment (miles)                    327         367    12.2%
Revenue departures (completed)                    94,953     111,192    17.1%
Revenue block hours                              122,697     153,677    25.2%
Aircraft utilization (block hours)                   7.9         7.8   (1.3)%
Average cost per gallon of fuel (cents)            103.3       106.9     3.5%
Aircraft in service (end of period)                   93         113    21.5%
Revenue per departure                            $ 2,155     $ 2,494    15.7%

Comparison of six months ended June 30, 2001, to six months ended June
30, 2000.

Results of Operations

     General

           In the first half of 2001, the Company posted net income of $22.6 million compared to net income of $14.3 million for the first half of 2000. Operating income for the six months ended June 30, 2001 was $36.3 million compared to $25.2 million for the same period for 2000. Unit revenues, RASM, decreased 7.3% period over period to 19.1 cents, while unit costs, CASM, decreased 9.2% period over period to 16.8 cents. This resulted in the operating margin increasing to 13.0% for the first half of 2001 from 12.1% for the first half of 2000.

     Operating Revenues

           The Company's operating revenues increased 33.9% to $279.7 million in the first half of 2001 compared to $208.8 million in the first half of 2000. The increase resulted from a 46.1% increase in ASMs to 1,450,744 for the six months ended June 30, 2001, as well as a 15.7% increase in revenue per departure to $2,494. Revenues in the first half of 2001 were recognized primarily under fee-for-service agreements as compared to a proration-of-fare agreement for revenues for the first six months of 2000. Revenue for the first half of 2001 included $1.3 million attributable to routine subsequent period sampling adjustments to prior billed tickets under the Company's former proration-of-fare arrangement. The Company anticipates that it will cease to experience revenue adjustments attributable to its former proration-of-fare arrangements by the end of this year.

          The increase in capacity as measured in ASMs is the result of service expansion utilizing the CRJ aircraft and the addition to revenue service of the 328JET aircraft. The Company was operating 46 CRJs and 22 328JET aircraft as of June 30, 2001 as compared to 29 CRJs as of June 30, 2000. The longer stage length of the regional jet aircraft results in the average aircraft stage length for the first half of 2001 increasing 15.8% over the first half of 2000 to 323 miles.


Operating Expenses

           The Company's operating expenses increased 32.5% in the first half of 2001 compared to the first half of 2000 due primarily to: a 60.2% increase in total fuel costs as a result of a 3.5% increase in the average price per gallon of jet fuel, coupled with a 23.3% increase in the average fuel burn rate to 259 gallons per hour; a 46.1% increase in ASMs; a 29.8% increase in passengers carried; and a 56.7% increase in aircraft rental expense; all offset partly by a 72.7% decrease in traffic commissions and related fees. The increase in ASMs, passengers and burn rate reflects the addition of 17 CRJs and 22 328JET aircraft into scheduled service since June 30, 2000, net of the early retirement of 17 J-32s. A summary of operating expenses as a percentage of operating revenues and cost per ASM for the six months ended June 30, 2000, and 2001 is as follows:

                                                  Six Months ended June 30,
                                                  2000               2001
                                        Percent of   Cost   Percent of   Cost
                                        Operating  Per ASM  Operating  Per ASM
                                         Revenues  (cents)   Revenues  (cents)
Salaries and related costs                 24.2%     5.1      27.5%      5.3
Aircraft fuel                              12.7%     2.7      15.2%      2.9
Aircraft maintenance and materials          8.1%     1.7       8.4%      1.6
Aircraft rentals                           12.8%     2.7      15.0%      2.9
Traffic commissions and related fees       13.9%     2.9       2.8%      0.6
Facility rents and landing fees             4.4%     0.9       5.3%      1.0
Depreciation and amortization               2.5%     0.5       2.6%      0.5
Other                                       9.3%     2.0      10.2%      2.0
Total                                      87.9%    18.5      87.0%     16.8


         Cost per ASM decreased 9.2% to 16.8 cents during the first half of 2001 compared to 18.5 cents during the first half of 2000 primarily due to a 46.1% increase in ASMs and a 72.7% decrease in the year-over-year traffic commissions and related fees. As noted above, the decrease reflects the fact that many of these fees are no longer borne by the Company as a result of the restatement of the United Express agreement, which went into effect on December 1, 2000. Under the restated agreement, the Company continues to be responsible for fees associated with the major airline Computer Reservation Systems.

           Salaries and related costs per ASM increased 3.9% to 5.3 cents in the first half of 2001 compared to 5.1 cents for the first half of 2000. In absolute dollars, salaries and related costs increased 52.3% from $50.4 million in the first half of 2000 to $76.8 million in the first half of 2001. The increase resulted primarily from the addition of 770 full and part time employees to support the 39 regional jet aircraft added in 2000 and 2001.

           The cost per ASM of aircraft fuel increased 7.4% to 2.9 cents for the first half of 2001 as compared to 2.7 cents for the first half of 2000. In absolute dollars, aircraft fuel expense increased 60.2% from $26.6 million in the first half of 2000 to $42.6 million in the first half of 2001. The increased fuel expense resulted from the 3.5% increase in the average cost per gallon of fuel from $1.03 to $1.07, a 25.2% increase in block hours, and the higher fuel consumption per hour of regional jet aircraft versus turboprop aircraft which resulted in a 23.3% increase in the system average burn rate.

           The cost per ASM of aircraft maintenance and materials decreased 5.9% to 1.6 cents in the first half of 2001 compared to 1.7 cents in the first half of 2000. In absolute dollars, aircraft maintenance and materials expense increased 37.4% from $17.0 million in the first half of 2000 to $23.4 million in the first half of 2001. The increased expense resulted from the increase in the size of the total fleet, the expiration of manufacturer's warranties on older CRJs, and the continual increase in the average age of the turboprop fleet.

          The cost per ASM of aircraft rentals increased to 2.9 cents for the first half of 2001 compared to 2.7 cents for the first half of 2000. In absolute dollars, aircraft rental expense increased 56.7% to $41.9 million. The increase reflects the addition of 17 CRJs and 22 328JET aircraft into scheduled service since June 30, 2000, net of the early retirement of 17 J-32s.

           The cost per ASM of traffic commissions and related fees decreased to 0.6 cents in the first half of 2001 compared to 2.9 cents in the first half of 2000. In absolute dollars, traffic commissions and related fees decreased 72.7%, from $29 million in the first half of 2000 to $7.9 million in the first half of 2001. Many of these fees are no longer borne by the Company as a result of the restatement of the United Express agreement, which went into effect on December 1, 2000. Under the restated agreement, the Company is now only responsible for fees associated with the major airline Computer Reservation Systems.

           The cost per ASM of facility rents and landing fees increased 11.1%, from 0.9 cents in the first half of 2000 to 1.0 cents for the first half of 2001. In absolute dollars, facility rents and landing fees increased 63.5% from $9.1 million in the first half of 2000 to $14.9 million in the first half of 2001. The increased costs result primarily from a 17.1% increase in the number of departures, the heavier landing weight of the regional jets, and the lease of the Company's new corporate headquarters building commencing on December 1, 2000.

          The cost per ASM of depreciation and amortization remained the same at 0.5 cents. In absolute dollars, depreciation and amortization increased 37.2% from $5.2 million in the first half of 2000 to $7.2 million in the first half of 2001 primarily as a result of additional rotable spare parts and engines associated with the regional jets.

           The cost per ASM of other operating expenses remained the same at 2.0 cents in the first half of 2001 and 2000. In absolute dollars, other operating expenses increased 46.6% from $19.5 million in the first half of 2000 to $28.6 million in the first half of 2001. The increased costs result primarily from training expenses for new flight crews to support additional aircraft.

          As a result of the foregoing changes in operating expenses, and a 46.1% increase in ASMs, total cost per ASM decreased to 16.8 cents in the first half of 2001 compared to 18.5 cents in the first half of 2000. In absolute dollars, total operating expenses increased 32.5% from $183.7 million in the first half of 2000 to $243.3 million in the first half of 2001.

          The Company's combined effective tax rate for state and federal taxes during the first half of 2001 was approximately 40.3% as compared to 39.6% for the first half of 2000. This increase is due primarily to increased flying into states with higher state tax rates.


Outlook

          This outlook section contains forward-looking statements which are subject to the risks and uncertainties set forth in the MD&A section under Forward Looking Statements.

          As of August 1, 2001, the Company was operating a fleet of 116 aircraft comprised of 51 CRJs, 24 328JETs, 31 British Aerospace J-41s ("J-41's') and 10 J-32s. The Company does not expect to incur any additional charges against earnings for the early retirement in 2001 of the remaining 10 J-32 aircraft in the fleet.

        The Company expects to early retire the 31 29 seat J-41 turboprop aircraft from its fleet beginning in 2002. The Company has long-term lease commitments for most of these aircraft, and anticipates that the retirement will result in a substantial charge to earnings as aircraft are retired or upon adoption of a formal plan of retirement. The amount of the charge, which is not presently determinable, will depend on the difference between the Company's lease commitments and market values of the aircraft at the time. The Company has made arrangements with an aircraft manufacturer to substantially offset the cash effect of any such shortfall.

          As of August 1, 2001, the Company had firm orders for 45 CRJs in addition to the 51 previously delivered, and options for an additional 80 CRJs. The Company also had firm orders for 38 328JETS in addition to the 24 previously delivered, and options for an additional 83 328JETs. The continued delivery of these additional jet aircraft into the United Express and Delta Connection programs will expand the Company's business into new markets and increase capacity in existing markets.

          During the first and second quarters of 2000, Atlantic Coast Jet ("ACJet") was engaged in pre-operating activities related to the start up of its Delta Connection operations. An operating certificate was subsequently approved and issued by the Federal Aviation Administration ("FAA"), and ACJet commenced revenue service in the third quarter of 2000. ACJet and ACA agreed to a Plan of Reorganization effective July 1, 2001 whereby the business operations of ACJet were transferred and combined with the operations of ACA. The Company does not anticipate any charges against earnings related to this transaction. As a result of this transaction, the Company now operates both its United Express and its Delta Connection programs through ACA, and ACJet no longer actively conducts airline service.

          Under the Company's United Express agreement, United pays the Company an agreed amount per departure, and under the Company's Delta Connection agreement, Delta pays the Company an agreed amount per block hour flown, both regardless of passenger revenue, and both with additional incentive payments based on operational performance. Both agreements provide that the rates will be adjusted from time to time to reflect changes in costs. During the first quarter of 2001, the Company and United established rates to be in effect for the Company's United Express flights throughout 2001 and continues to reconcile amounts payable under the poration of fare agreement which was in effect with United before the current agreement was restated. For Delta Connection flights, the Company and Delta continue to evaluate operating history for this new service being provided by the Company, and rates presently being utilized for 2001 are consistent with those rates that were agreed to and used in 2000 and may be subject to adjustment.

          On July 27, 2001, UAL Corporation ("UAL") the parent of United, and US Airways Group, Inc. ("US Airways") announced that they had terminated their Agreement and Plan of Merger. Due to the termination of this agreement, the Company's contingent agreement with UAL to acquire the three regional airlines that are currently wholly-owned by US Airways was effectively terminated.

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


Liquidity and Capital Resources

          As of June 30, 2001, the Company had cash, cash equivalents and short-term investments of $135.8 million and working capital of $108.3 million compared to $121.2 million and $72.0 million respectively as of December 31, 2000. During the first six months of 2001, cash and cash equivalents decreased by $8.6 million, reflecting net cash provided by operating activities of $22.2 million, net cash used in investing activities of $34.5 million and net cash provided by financing activities of $3.7 million. The net cash provided by operating activities is primarily the result of net income for the period of $22.6 million, non-cash depreciation and amortization expenses of $7.1 million, and a $15.6 million decrease in accounts receivable, offset by a $13.5 million decrease in accrued liabilities. The decrease in accounts receivable is primarily the result of the new United agreement under which the Company receives payment in advance instead of in arrears. The decrease in accrued liabilities is primarily the result of paying the lessor the lease termination fee relating to the J-32 turboprop early retirement. (See "Aircraft", below.) The net cash used in investing activities consisted primarily of purchases of property and equipment and purchases of short-term investments. Financing activities consisted primarily of payments on long-term debt and capital lease obligations offset by the proceeds from the exercise of stock options.

     Other Financing

          In February 1999, the Company entered into an asset-based lending agreement with two financial institutions that provided the
Company with a line of credit for up to $35 million depending on the amount of assigned ticket receivables and the value of certain rotable spare parts. With the change in the United Express agreement from a proration-of-fare/payment in arrears arrangement to a fee-for-service/payment-in-advance arrangement effective December 1, 2000, the Company's ticket receivable available for assignment has been reduced to zero. As such, the available borrowing under the line of credit was limited to the value of certain rotable spare parts, to a maximum of $8.0 million. On May 2, 2001 the asset-based lending agreement was amended to add an additional $8.4 million to the borrowing base, collateralized by the value of certain fixed assets. The line of credit will expire on September 30, 2001, or upon termination of the United Express agreement, whichever is sooner. The interest rate on this line is LIBOR plus .75% to 1.75% depending on the Company's fixed charges coverage ratio. There were no borrowings on the line during 2000 or to date in 2001. As of August 1, 2001, the Company has pledged $15.3 million of this line of credit as collateral for letters of credit issued on behalf of the Company by a financial institution. This effectively commits most of the line of credit. The Company has obtained a commitment from another financial institution for a $25 million credit facility to replace this existing line of credit on or before September 30, 2001 when the current line expires.

     Other Commitments

          The Company's Board of Directors has approved the purchase of up to $40 million of the Company's outstanding common stock in open market or private transactions. As of August 1, 2001 the Company has purchased 2,128,000 shares of its common stock at an average price of $8.64 per share. None of these shares were purchased in 2001. The Company has approximately $21.6 million remaining of the $40 million authorization.

     Aircraft

          As of August 1, 2001, the Company had a total of 45 CRJs on order from Bombardier, Inc., and held options for 80 additional CRJs. The Company also had a total of 38 328JETS on order with Fairchild Aerospace Corporation, and held options for 83 328JETs. Of the 83 firm aircraft deliveries, 11 are scheduled for the remainder of 2001, 30 are scheduled for 2002, and 42 are scheduled for 2003. The Company is obligated to purchase and finance (including the possible use of leveraged leases) the 83 firm ordered aircraft at an approximate capital cost of $1.4 billion. The Company anticipates leasing all of its remaining year 2001 aircraft deliveries on terms similar to previously delivered CRJ and 328JET aircraft.

          During 2000, the Company began early retirement of its fleet of 28 leased 19-seat British Aerospace J-32 turboprop ("J-32") aircraft. As of August 1, 2001, 18 J-32s had been removed from service. The remaining 10 J-32s will be removed from service during the remainder of 2001. The early retirement of the 28 leased J-32 aircraft resulted in the Company recording a $29.0 million (pre-tax) restructuring charge during 2000. In March 2001, the Company reached agreement with the lessor for the early return and lease termination of all of the J-32's and as a result paid a lease termination fee which consisted of $19.1 million in cash, and the application of $5.2 million in credits due from the lessor. The Company anticipates that the return of the aircraft will be completed during 2001 within the time schedule agreed to with the lessor and that the remainder of the amount accrued for early retirement charges will be adequate to provide for costs necessary to meet aircraft return conditions. The Company does not expect to incur any additional charges against earnings for the early retirement of the J-32 fleet.


     Capital Equipment and Debt Service

          Capital expenditures for the first six months of 2001 were $16.2 million, compared to $7.5 million for the same period in 2000. Capital expenditures for 2001 consisted primarily of the purchase of $12.8 million in rotable spare parts for the regional jet aircraft and $3.1 million for improvements to aircraft. These improvements include $872,000 for the addition of smoke detectors to the J-41 aircraft,
$735,000  in work in process for FAA mandated modifications to  the  CRJs for an Electronic Integrated Crew Alerting System ("EICAS"), and $1.1 million in work in process for a Telelink dispatch system. Other capital expenditures included facility leasehold improvements, ground equipment, and computer and office equipment. For the remainder of 2001, the Company anticipates spending approximately $9.2 million for rotable spare parts related to the regional jet and J-41 aircraft, ground service equipment, facilities, computers and software.

          Debt service including capital leases for the six months ended June 30, 2001 was $2.4 million compared to $2.8 million in the same period of 2000.

          The Company believes that, in the absence of unusual circumstances, its cash on hand, cash flow from operations, and other available financing, will be sufficient to meet its working capital needs, capital expenditures, and debt service requirements for the next twelve months.

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

          The Company adopted Statement No. 133 effective January 1, 2001. The impact of adopting this statement has not had a material impact on the Company's financial position or results of operations for the first six months of 2001.

          On July 5, 2001, the Financial Accounting Standards Board approved Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141"), and Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 includes requirements to test goodwill and indefinite life intangible assets for impairment rather than amortize them. SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 141 beginning in the first quarter of 2002. The financial statement impact has not yet been determined.




Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          The Company's principal market risk arises from changes in interest rates. The Company's exposure to market risk associated with changes in interest rates relates to the Company's commitment to acquire regional jets. From time to time the Company has entered into put and call contracts designed to limit the Company's exposure to interest rate changes until permanent financing is secured upon delivery of the regional jet aircraft. At December 31, 2000 the Company had one interest rate hedge transaction open with a notional value of $8.5 million. The Company settled this contract on January 3, 2001 by paying the counterparty $722,000. As of June 30, 2001, the Company had no open hedge transactions.








                 ATLANTIC COAST AIRLINES HOLDINGS, INC.
                   FISCAL QUARTER ENDED JUNE 30, 2001


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings.

           The Company is a party to routine litigation and FAA civil action proceedings, all of which are incidental to its business, and none of which the Company believes are likely to have a material effect on the Company's financial position.


     ITEM 2.  Changes in Securities.

Following approval by the Company's stockholders at its May 30, 2001 annual meeting, the Company's Certificate of Incorporation was amended to increase the authorized shares of common stock from 65,000,000 to 141,000,000.



     ITEM 3.  Defaults Upon Senior Securities.

          Not applicable.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

            The annual meeting of stockholders of the Company was held in Herndon, Virginia on May 30, 2001. Of the 43,362,360 shares of common stock outstanding and entitled to vote on the record date, 38,829,120 were present by proxy. Those shares were voted on the matters before the meeting as follows:

1.      Election of Directors                    For               Withheld
Kerry B. Skeen                              38,807,697              21,423
Thomas J. Moore                             38,808,318              20,802
C. Edward Acker                             29,469,739           9,359,381
Robert E. Buchanan                          38,807,677              21,443
Susan MacGregor Coughlin                    38,805,963              23,157
Daniel L. McGinnis                          38,807,427              21,693
James C. Miller III                         38,807,173              21,947
Judy Shelton                                38,804,973              24,147
John M. Sullivan                            38,780,375              48,745

2. To approve amendment to the Company's Certificate of Incorporation to increase the Company's authorized shares to 141,000,000.

                    For                 Against             Abstain
                 33,579,432            5,224,025             25,663


3. To ratify appointment of KPMG LLP as the Company's independent auditors for the current year.
                    For                 Against             Abstain
                 38,555,009              256,885            17,226



     ITEM 5.  Other Information.

          Not applicable.


     ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               3.1 Restated Certificate of Incorporation of the Company.

          (b)  Reports on Form 8-K

               Form 8-K filed on June 1, 2001 to announce that an officer of the Company would be making a presentation to investors and analysts.






                               SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ATLANTIC COAST AIRLINES HOLDINGS, INC.



August 14, 2001                    By:  /S/ Richard J. Surratt
                                   Richard J. Surratt
                                   Senior Vice President, Treasurer, and
                                   Chief Financial Officer