Form 10-Q
period 2001-09-30
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 2001-11-07
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                    Yes   X        No

As of November 01, 2001, there were 43,910,540 shares of common stock, par value $.02 per share, outstanding.




Part I.  Financial Information
Item 1. Financial Statements
                                   Atlantic Coast Airlines Holdings, Inc.
                                    Condensed Consolidated Balance Sheets

                                              December 31,  September 30,
                                                     2000           2001
(In thousands except for share and per share                 (Unaudited)
data)
Assets
Current:
    Cash and cash equivalents                $  86,117      $ 118,710
    Short term investments                      35,100         40,655
    Accounts receivable, net                    29,052         16,132
    Expendable parts and fuel inventory,         6,188         10,756
      net
    Prepaid expenses and other current           8,055         22,593
      assets
    Deferred tax asset                          13,973          6,672
        Total current assets                   178,485        215,518
Property and equipment at cost, net of
  accumulated depreciation and amortization    142,840        168,906
Intangible assets, net of accumulated
  amortization                                   2,045          1,963
Debt issuance costs, net of accumulated          2,912          3,486
  amortization
Aircraft deposits                               46,420         38,610
Other assets                                     9,998          4,375
        Total assets                         $ 382,700      $ 432,858
Liabilities and Stockholders' Equity
Current:
    Accounts payable                         $  19,724      $  22,341
    Current portion of long-term debt            4,344          4,689
    Current portion of capital lease
      obligations                                1,512          1,335
    Accrued liabilities                         53,044         65,301
    Accrued aircraft early retirement
      charge                                    27,843          1,038
        Total current liabilities              106,467         94,704
Long-term debt, less current portion            63,080         59,822
Capital lease obligations, less current
   portion                                       4,009          2,551
Deferred tax liability                          18,934         23,075
Deferred credits, net                           22,037         40,150
        Total liabilities                      214,527        220,302
Stockholders' equity:
Common stock: $.02 par value per share;
  shares authorized 141,000,000; shares
  issued 47,704,720 and 48,956,872
  respectively; shares outstanding                 954            979
  42,658,388 and 43,910,540 respectively
Additional paid-in capital                     117,284        126,318
Less: Common stock in treasury, at cost,
  5,046,332 shares                             (35,303)       (35,303)
Retained earnings                               85,238        120,562
        Total stockholders' equity             168,173        212,556
        Total liabilities and                $ 382,700     $  432,858
           stockholders' equity

See accompanying notes to the condensed consolidated financial statements.

                                    Atlantic Coast Airlines Holdings, Inc.
                           Condensed Consolidated Statements of Operations
                                                                (Unaudited)

Three months ended September 30,
 (In thousands, except for per share data)               2000         2001
Operating revenues:
Passenger                                              $ 112,749   $ 146,766
Other                                                      2,607         885
   Total operating revenues                              115,356     147,651
Operating expenses:
Salaries and related costs                                28,370      40,376
Aircraft fuel                                             16,720      23,469
Aircraft maintenance and materials                         9,286      12,365
Aircraft rentals                                          15,435      23,730
Traffic commissions and related fees                      15,577       4,141
Facility rents and landing fees                            5,274       8,416
Depreciation and amortization                              2,901       4,082
Other                                                     10,882      15,177
Aircraft early retirement charge                           8,686           -
Total operating expenses                                 113,131     131,756
Operating income                                           2,225      15,895
Other income (expense):
Interest income                                            1,284       1,665
Interest expense                                          (1,316      (1,163)
Government compensation                                       -        4,633
Other, net                                                   (54)        401
Total other income (expense)                                 (86)      5,536
Income before income tax provision                         2,139      21,431
Income tax provision (benefit)                              (527)      8,680
Net income                                             $   2,666   $  12,751

Income per share:
 Basic:
   Net income                                             $0.06        $0.29
 Diluted:
   Net income                                             $0.06        $0.28

Weighted average shares outstanding:
              -Basic                                     42,144       43,775
              -Diluted                                   43,864       45,426

See accompanying notes to the condensed consolidated financial statements.


                                       Atlantic Coast Airlines Holdings, Inc.
                              Condensed Consolidated Statements of Operations
                                                                  (Unaudited)

Nine months ended September 30,
 (In thousands, except for per share data)               2000         2001
Operating revenues:
Passenger                                             $ 317,664     $ 423,635
Other                                                     6,523         3,691
   Total operating revenues                             324,187       427,326
Operating expenses:
Salaries and related costs                               78,808       117,170
Aircraft fuel                                            43,321        66,092
Aircraft maintenance and materials                       26,294        35,739
Aircraft rentals                                         42,208        65,675
Traffic commissions and related fees                     44,554        12,038
Facility rents and landing fees                          14,371        23,286
Depreciation and amortization                             8,130        11,257
Other                                                    30,420        43,826
Aircraft early retirement charge                          8,686            -
     Total operating expenses                           296,792       375,083
Operating income                                         27,395        52,243
Other income (expense):
Interest income                                           3,408         5,691
Interest expense                                         (4,733)       (3,650)
Government compensation                                       -         4,633
Other, net                                                 (224)          318
      Total other income (expense)                       (1,549)        6,992
Income before income tax provision                       25,846        59,235
Income tax provision                                      8,871        23,910
Net income                                            $  16,975     $  35,325
Income per share:
 Basic:
   Net income                                              $0.43        $0.82
 Diluted:
   Net income                                              $0.40        $0.78

Weighted average shares outstanding:
              -Basic                                      39,392       43,235
              -Diluted                                    43,452       45,030

See accompanying notes to the condensed consolidated financial statements.


                                       Atlantic Coast Airlines Holdings, Inc.
                              Condensed Consolidated Statements of Cash Flows
                                                                  (Unaudited)

Nine months ended September 30,
(In thousands)                                       2000          2001
Cash flows from operating activities:
   Net income                                     $ 16,975      $ 35,325
   Adjustments to reconcile net income to
    net cash used in
     operating activities:
     Depreciation and amortization                   8,461        11,425
     Loss on disposal of assets                        120           147
     Amortization of deferred credits               (1,159)       (2,649)
     Capitalized interest (net)                     (1,576)       (1,303)
     Other                                             239         1,995
     Changes in operating assets and
      liabilities:
       Accounts receivable                          (6,907)       16,732
       Expendable parts and fuel inventory          (2,673)       (4,873)
       Prepaid expenses and other current assets    (8,501)       (8,565)
       Accounts payable                             10,795         8,487
       Accrued liabilities                          12,655        (1,381)
       Accrued aircraft early retirement costs       8,160             -
Net cash provided by operating activities           36,589        55,340
Cash flows from investing activities:
   Purchases of property and equipment             (15,110)      (27,874)
   Purchases of short term investments             (60,290)      (69,715)
   Sales of short term investments                  44,850        64,160
   Refunds of aircraft deposits                      6,600        13,600
   Payments of aircraft deposits and other         (16,430)       (6,000)
Net cash used in investing activities              (40,380)      (25,829)
Cash flows from financing activities:
   Payments of long-term debt                       (3,471)       (2,914)
   Payments of capital lease obligations            (1,259)       (1,634)
   Deferred financing costs and other                  (80)          (49)
   Purchase of treasury stock                       (1,196)            -
   Proceeds from exercise of stock options           1,949         7,679
Net cash (used in) provided by financing
   activities                                       (4,057)        3,082
Net (decrease) increase in cash and cash
   equivalents                                      (7,848)       32,593
Cash and cash equivalents, beginning of period      39,897        86,117
Cash and cash equivalents, end of period         $  32,049     $ 118,710

See accompanying notes to the condensed consolidated financial statements.


                 ATLANTIC COAST AIRLINES HOLDINGS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic Coast Airlines Holdings, Inc. ("ACAI") and its wholly-owned subsidiaries, Atlantic Coast Airlines ("ACA") and Atlantic Coast Jet, Inc. ("ACJet"), (together, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective July 1, 2001, ACJet and ACA agreed to a Plan of Reorganization whereby the business operations of ACJet were transferred and combined with the operations of ACA. As a result of this transaction, the Company now operates both its United Express and its Delta Connection programs through ACA, and ACJet no longer actively provides airline service. The information furnished in these unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the three and nine month periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. Certain amounts as previously reported have been reclassified to conform to the current period presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.  OTHER COMMITMENTS

On July 27, 2001, UAL Corporation ("UAL") the parent of United, and US Airways Group, Inc. ("US Airways") announced that they had terminated their Agreement and Plan of Merger. Due to the termination of this agreement, the Company's contingent agreement with UAL to acquire - through subsidiaries - the three regional airlines that are currently wholly-owned by US Airways, which was contingent upon and would have occurred at the same time as closing of the proposed United/US Airways merger, was effectively terminated.

On September 28, 2001, the Company entered into an asset-based lending agreement with a financial institution that provided the Company with a line of credit for up to $25 million. The new line of credit, which will expire on October 15, 2003, replaced a previous $35 million line of credit. The interest rate on this line is LIBOR plus .875% to 1.375% depending on the Company's fixed charges coverage ratio. The Company has pledged $15.3 million of this line of credit as collateral for letters of credit issued on behalf of the Company by a financial institution. The available borrowing under the line of credit is limited to the value of the bond letter of credit on the Company's Dulles, Virginia hangar facility plus the value of 60% of the book value of certain rotable spare parts. As of September 30, 2001 the amount of available credit under the line was $9.7 million. As of September 30, 2001 there were no outstanding borrowings on the $25 million line of credit.

As of September 30, 2001, the Company had firm orders for 45 Canadair Regional Jets ("CRJs") in addition to the 51 previously delivered, and options for 80 additional CRJs. The Company also had 35 Fairchild Dornier 328JET regional jet aircraft ("328JET") on firm order in addition to the 27 already delivered, and held options for an additional 83 aircraft. The future delivery schedule of the remaining 80 firm ordered regional jet aircraft as of September 30, 2001 is as follows: 7 aircraft are scheduled for delivery during the remainder of 2001, 31 aircraft in 2002, and 42 aircraft in 2003.

3.  ADOPTION OF FASB STATEMENT 133

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement of Accounting Standard No. 137, which amended Statement No. 133 to defer the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138, which provided additional guidance and amendments to Statement No. 133. These Statements establish accounting and reporting standards for derivative instruments and all hedging activities. They require that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, and for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings.

The Company adopted Statement No. 133, as amended by Statement Nos. 137 and 138 effective January 1, 2001. The impact of adopting this statement has not had a material impact on the Company's financial position or results of operations during the first nine months of 2001.

4.  INCOME TAXES

The Company's effective tax rate for federal and state income taxes was 40.5% and 40.4% for the three months and nine months ended September 30, 2001 and 34.3% for the nine months ended September 30, 2000. The
Company's 2000 effective tax rate was lowered in the third quarter of 2000 by the receipt of a favorable ruling request which allowed the Company to obtain additional state tax credits to offset income tax and the realization of certain tax benefits that were previously reserved. In total, these tax benefits reduced income tax expense by approximately $1.4 million for the third quarter 2000. Excluding these non-recurring items, the effective tax rate for the three months ended September 30, 2000 would have been 40.0%.




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

  Three months ended September 30,
  (in thousands except for per share data)            2000        2001
 Income (basic)                                    $ 2,666     $ 12,751
 Interest expense on 7% Convertible Notes, net of        -            -
  tax effect
 Income (diluted)                                  $ 2,666     $ 12,751

 Weighted average shares outstanding (basic)        42,144       43,775
   Incremental shares related to stock options       1,720        1,651
   Weighted average shares outstanding (diluted)    43,864       45,426

  Nine months ended September 30,
  (in thousands except for per share data)            2000        2001
 Income (basic)                                  $  16,975    $  35,325
 Interest expense on 7% Convertible Notes, net of
  tax effect                                           421            -
 Income (diluted)                                $  17,396    $  35,325

 Weighted average shares outstanding (basic)        39,392       43,235
   Incremental shares related to stock options       1,556        1,795
   Incremental shares related to 7% Convertible      2,504            -
  Notes
   Weighted average shares outstanding (diluted)    43,452       45,030


6.  AIRCRAFT EARLY RETIREMENT CHARGE

During 2000, the Company began early retirement of its fleet of 28 leased 19-seat British Aerospace J-32 turboprop ("J-32") aircraft. As of November 1, 2001, 24 J-32s had been removed from service. The remaining four J-32s will be removed from service during the remainder of 2001. The early retirement of the 28 leased J-32 aircraft resulted in the Company recording, for its entire J-32 fleet, a $29.0 million (pre-tax) restructuring charge in the third and fourth quarters of 2000. In March 2001, the Company reached agreement with the lessor for the early return and lease termination of all of the J-32's and as a result paid a lease termination fee which consisted of $19.1 million in cash, and the application of $5.2 million in credits due from the lessor. The Company anticipates that the return of the aircraft will be completed during 2001 within the time schedule agreed to with the lessor and that the remainder of the amount accrued for early retirement charges will be adequate to provide for costs necessary to meet aircraft return conditions. The Company does not expect to incur any additional charges against earnings for the early retirement of the J-32 fleet.

7.  AIR TRANSPORTATION SAFETY AND SYSTEM STABILIZATION ACT

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the "Act"). The Act provides cash grants to commercial air carriers as compensation: for direct losses incurred beginning with the terrorist attacks on September 11, 2001 as a result of any FAA mandated ground stop order issued by the Secretary of Transportation or any subsequent order which continues or renews such a stoppage; and, for incremental losses incurred during the period beginning September 11, 2001 and ending December 31, 2001 as a direct result of such attacks. The Company is entitled to receive cash grants under these provisions. The exact amount of the Company's compensation will be based on the lesser of actual losses incurred or a statutory limit based on the total amount allocable to all airlines.
This amount is not yet determinable because the statutory limit is subject to information not yet released by the government. The Company has received $5.7 million in government compensation, which is the government's estimate of 50% of the Company's allocation based on preliminary data. Of this amount, the Company has recognized its estimate of the allowable compensation for the period totaling $4.6 million as non-operating income captioned "government compensation" in its third quarter financial results. The Company will recognize the remaining $1.1 million in the fourth quarter along with additional compensation received from the government. Based on available estimates, the Company expects to receive another $5.7 million in additional government compensation, and to record $6.8 million as non-operating income during the fourth quarter to offset direct and incremental losses resulting from the attacks. All amounts received as government compensation are subject to audit and adjustment by the federal government.

In addition to the Compensation described above, the Act: provides U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market; authorizes the federal government to reimburse air carriers for the increased  cost  of  war  risk insurance premiums  as  a  result  of  the terrorist attacks of September 11, 2001; and, authorizes the federal government, pursuant to new regulations to provide loan guarantees to air carriers in the aggregate amount of $10 billion. The Company has purchased certain war risk insurance through the government as provided under the Act. The Company has also applied for reimbursement of increased insurance costs under the Act although the amount of actual recovery is uncertain and is likely to cover only a small portion of the increased costs. Finally, with respect to federal loan guarantees, the Company is evaluating the terms and conditions imposed by the government and has not yet determined whether to make application for any such facility.


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations


    Third Quarter Operating Statistics (excluding the aircraft early retirement charge)

                                                             Increase
Three months ended September 30,            2000       2001 (Decrease)
Revenue passengers carried                997,444  1,326,042    32.9%
Revenue passenger miles ("RPMs")(000's)   339,563    502,932    48.1%
Available seat miles ("ASMs") (000's)     577,798    843,777    46.0%
Passenger load factor                       58.8%      59.6%  0.8 pts
Revenue per ASM (cents)                      19.5       17.4  (10.8)%
Yield (cents)                                33.2       29.2  (12.0)%
Cost per ASM (cents) (1)                     18.1       15.6  (13.8)%
Average passenger segment (miles)             340        379    11.5%
Revenue departures (completed)             53,914     60,451    12.1%
Revenue block hours                        67,053     85,414    27.4%
Aircraft utilization (block hours)            8.4        8.1   (3.6)%
Average cost per gallon of fuel (cents)     110.6      101.1   (8.6)%
Aircraft in service (end of period)            95        116    22.1%
Operating margin                             9.5%      10.8%  1.3 pts
Revenue per departure                      $2,230     $2,428     8.9%

(1)"Cost per ASM (cents)" excludes the aircraft early retirement charge.


Comparison of three months ended September 30, 2001, to three months ended September 30, 2000.

Results of Operations

     Forward Looking Statements

           The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company's management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements.
Factors that could cause the Company's future results to differ materially from the expectations described here include the costs and other effects of enhanced security measures and other possible FAA orders, airport closures and military call-ups, changes in levels of service agreed to by the Company with its code share partners due to market conditions, the ability of United Airlines, Inc. and Delta Air Lines, Inc. to manage their operations and cash flow and to continue to utilize and pay for scheduled service, increased cost and reduced availability of insurance, changes in existing service, final calculation and auditing of government compensation, the ability of the Company to obtain financing for its aircraft, the ability of the aircraft manufacturers to perform their obligations under contracts with the Company, unexpected costs in providing scheduled or new service or delays in the implementation of new service, the ability of the Company to successfully retire its turboprop fleet, the ability to hire and retain employees, adverse weather conditions, the impact of labor issues or strikes at United or Delta on those companies' utilization and support of the Company's operations, airport and airspace congestion, changes in and satisfaction of regulatory requirements including requirements relating to fleet expansion, flight reallocations, potential service disruptions due to new airport procedures, general economic and industry conditions, and the factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

     General

          In the third quarter of 2001, the Company posted net income of $12.8 million, compared to income of $2.7 million for the third quarter of 2000. Operating income for the three months ended September 30, 2001 was $15.9 million as compared to $2.2 million for the three months ended September 30, 2000. Unit revenues, revenue per ASM ("RASM"), decreased 10.8% to 17.4 cents, while unit costs, operating cost per ASM ("CASM") excluding last year's aircraft early retirement charge, decreased 13.8% to 15.6 cents compared to the third quarter 2000. This resulted in operating margin increasing to 10.8% for the third quarter of 2001 from 9.5% for the third quarter of 2000. Total passengers increased 32.9% in the third quarter of 2001 to 1,326,042 passengers, compared to the third quarter of 2000.

          Results for the third quarter of 2001 include special pre-tax government compensation of $4.6 million arising from the Air Transportation Safety and System Stabilization Act, which President Bush signed into law on September 22, 2001. This Act provides cash grants to commercial air carriers as compensation for direct and incremental losses resulting from the attacks of September 11, 2001 and incurred from that date through December 31, 2001. Excluding this special compensation, third quarter 2001 net income was $10.0 million.

          Results for the third quarter of 2000 include an operating charge of $8.7 million related to the early retirement of seven leased British Aerospace 19 seat Jetstream 32 turboprop aircraft ("J32") and a one time tax benefit of $1.4 million. Excluding these special items, the company would have reported third quarter operating income of $10.9 million and net income of $6.5 million.

     Operating Revenues

          The Company's operating revenues increased 28.0% to $147.7 million in the third quarter of 2001 compared to $115.4 million in the third quarter of 2000. The increase resulted from a 46.0% increase in ASMs to 843,777 in the third quarter of 2001 from 577,798 in the third quarter of 2000, as well as a 8.9% increase in the revenue per departure to $2,428 in the third quarter of 2001 from $2,230 in the third quarter
of  2000.   Revenues for the third quarter of 2001 were recognized  under fee-for-service agreements as compared to a combination of a proration-of-fare agreement and a fee-for-service agreement for revenues for the third quarter of 2000. The Company estimates that for the quarter it lost $11.5 million in revenue as a result of the FAA mandated ground stop and subsequent reduction in flying implemented by its code share partners.

          The increase in capacity as measured in ASMs is the result of service expansion utilizing 18 additional 50-seat Canadair Regional Jet ("CRJs"), and the addition of 18 32 seat Fairchild Dornier 328JET ("328JET") aircraft, partially offset by the removal from service of 16 British Aerospace J-32 Turboprop ("J-32") aircraft. The Company was operating 51 CRJs and 27 328JETs as of September 30, 2001 as compared to 33 CRJs and 9 328JETs as of September 30, 2000.

     Operating Expenses

           Excluding the aircraft early retirement charge in 2000, the Company's operating expenses increased 26.1% in the third quarter of 2001 compared to the third quarter of 2000. The Company estimates that it reduced operating expenses approximately $6.9 million as a result of the FAA mandated ground stop, subsequent reduction in flying requested by its code sharing partners, and other cost reduction initiatives implemented post September 11, 2001. A summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended September 30, 2000, and 2001 is as follows:

                                      Three Months ended September 30,
                                          2000               2001
                                     Percent    Cost    Percent    Cost
                                        of                of
                                    Operating  Per ASM Operating  Per ASM                 g
                                    Revenues   (cents)  Revenues  (cents)
   Salaries and related costs          24.6%     4.9     27.3%      4.8
   Aircraft fuel                       14.5%     2.9     15.9%      2.8
   Aircraft maintenance and             8.1%     1.6      8.4%      1.4
    materials
   Aircraft rentals                    13.4%     2.7     16.1%      2.8
   Traffic commissions and related     13.5%     2.7      2.8%      0.5
    fees
   Facility rents and landing fees      4.6%     0.9      5.7%      1.0
   Depreciation and amortization        2.5%     0.5      2.7%      0.5
   Other                                9.4%     1.9     10.3%      1.8

 Total                                 90.6%    18.1     89.2%     15.6

           Excluding the aircraft early retirement charge in 2000, cost per ASM decreased 13.8% on a year-over-year basis to 15.6 cents during the third quarter of 2001 primarily due to a 46.0% increase in ASMs and a 73.4% decrease in the year-over-year traffic commissions and related fees. The decrease in traffic commissions and related fees reflects the fact that many of these fees are no longer borne by the Company as a result of the restatement of the United Express agreement, which went into effect on December 1, 2000. Under the restated agreement, the Company remains responsible for fees associated with the major airline Computer Reservation Systems.

           Salaries and related costs per ASM decreased 2.0% to 4.8 cents in the third quarter of 2001 compared to 4.9 cents in the third quarter of 2000. In absolute dollars, salaries and related costs increased 42.3% from $28.4 million in the third quarter of 2000 to $40.4 million in the third quarter of 2001. The increase resulted primarily from the addition of 717 full and part time employees to support the 36 regional jet aircraft added since September 30, 2000, offset by a $1.6 million profit sharing accrual reversal in the third quarter arising from the suspension effective September 1, 2001 of the Company's employee incentive plans.

          The cost per ASM of aircraft fuel decreased to 2.8 cents in the third quarter of 2001 compared to 2.9 cents in the third quarter of 2000. In absolute dollars, aircraft fuel expense increased 40.4% from $16.7 million in the third quarter of 2000 to $23.5 million in the third quarter of 2001. The increased fuel expense resulted from a 8.6% decrease in the average cost per gallon of fuel from $1.11 in the third quarter of 2000 to $1.01 in the third quarter of 2001, a 27.4% increase in block hours, and the higher fuel consumption per hour of regional jet aircraft versus turboprop aircraft which resulted in a 20.9% increase in the system average burn rate (gallons used per block hour flown).

           The cost per ASM of aircraft maintenance and materials decreased to 1.4 cents in the third quarter of 2001 compared to 1.6 cents in the third quarter of 2000. In absolute dollars, aircraft maintenance and materials expense increased 33.2% from $9.3 million in the third quarter of 2000 to $12.4 million in the third quarter of 2001. The increased expense resulted from the increase in the size of the total fleet, the expiration of manufacturer's warranties on older CRJs, and the continual increase in the average age of the J-41 fleet.

          The cost per ASM of aircraft rentals increased to 2.8 cents in the third quarter of 2001 compared to 2.7 cents in the third quarter of 2000. In absolute dollars, aircraft rentals increased 53.7% from $15.4 million in the third quarter of 2000 to $23.7 million in the third quarter of 2001, reflecting the addition of 18 CRJ aircraft and 18 328JET aircraft since September 30, 2000, net of the removal of 16 J-32 turboprop aircraft.

           The cost per ASM of traffic commissions and related fees decreased to 0.5 cents for the third quarter of 2001 compared to 2.7 cents for the third quarter of 2000. In absolute dollars, traffic commissions and related fees decreased 73.4% from $15.6 million in the third quarter of 2000 to $4.1 million in the third quarter of 2001. As noted above, the decrease reflects the fact that many of these fees are no longer borne by the Company as a result of the restatement of the United Express agreement, which went into effect on December 1, 2000. Under the restated agreement, the Company is now only responsible for fees associated with the major airline Computer Reservation Systems.

          The cost per ASM of facility rents and landing fees increased from 0.9 cents for the third quarter of 2000 to 1.0 cents for the third quarter of 2001. In absolute dollars, facility rents and landing fees increased 59.6% from $5.3 million in the third quarter of 2000 to $8.4 million in the third quarter of 2001. The increase in absolute dollars for facility rents and landing fees is a result of a 12.1% increase in number of departures, the heavier landing weight of the regional jets, and the lease of the Company's new corporate headquarters building commencing on December 1, 2000.

           The cost per ASM of depreciation and amortization remained the same at 0.5 cents for the third quarter of 2001 and the third quarter of 2000. In absolute dollars, depreciation and amortization increased 40.7% from $2.9 million in the third quarter of 2000 to $4.1 million in the third quarter of 2001 primarily as a result of additional rotable spare parts and engines associated with the growing fleet of regional jets.

           The cost per ASM of other operating expenses decreased to 1.8 cents in the third quarter of 2001 from 1.9 cents in the third quarter of 2000. In absolute dollars, other operating expenses increased 39.5% from $10.9 million in the third quarter of 2000 to $15.2 million in the third quarter of 2001. The increased costs result primarily from training expenses and crew accommodation costs for new flight crews to support additional aircraft and stations.

           As a result of the foregoing changes in operating expenses and a 46.0% increase in ASMs, total cost per ASM decreased to 15.6 cents in the third quarter of 2001 compared to 18.1 cents in the third quarter of 2000 (excluding the aircraft early retirement charge). In absolute dollars, total operating expenses, excluding the $8.7 million operating charge for the retirement of seven J32 turboprop aircraft in the third quarter of 2000, increased 26.1% from $104.4 million in the third quarter of 2000 to $131.8 million in the third quarter of 2001.

          The Company's statutory tax rate for federal and state income taxes was 40.5% in the third quarter of 2001. This compares with a statutory tax rate for federal and state income taxes of 40% for the third quarter of 2000, offset by a tax benefit due to a favorable state income tax ruling request, and the realization of certain tax benefits that were previously reserved resulting in a net tax benefit for the third quarter of 2000.


Nine Months Operating Statistics (excluding the aircraft early retirement charge)

                                                              Increase
Nine months ended September 30,              2000       2001 (Decrease)
Revenue passengers carried              2,710,010  3,548,473      30.9%
Revenue passenger miles ("RPMs")(000's)   898,894  1,319,413      46.8%
Available seat miles ("ASMs") (000's)   1,570,600  2,294,521      46.1%
Passenger load factor                        57.2%     57.5%    0.3 pts
Revenue per ASM (cents)                      20.2       18.5     (8.4)%
Yield (cents)                                35.3       32.1     (9.1)%
Cost per ASM (cents) (1)                     18.3       16.3    (10.9)%
Average passenger segment (miles)             332        372      12.0%
Revenue departures (completed)            145,607    171,643      17.9%
Revenue block hours                       189,750    239,091      26.0%
Aircraft utilization (block hours)            8.7        7.9     (9.2)%
Average cost per gallon of fuel (cents)     106.0      104.8     (1.1)%
Aircraft in service (end of period)            95        116      22.1%
Operating margin                            11.1%      12.2%    1.1 pts
Revenue per departure                      $2,181     $2,471      13.3%

(1) "Cost per ASM (cents)" excludes the aircraft early retirement charge.

Comparison of nine months ended September 30, 2001, to nine months ended September 30, 2000.

Results of Operations

     General

          In the first nine months of 2001, the Company posted net income of $35.3 million compared to net income of $17.0 million for the first nine months of 2000. Operating income for the nine months ended September 30, 2001 was $52.2 million compared to $27.4 million for the same period in 2000. Unit revenues, RASM, decreased 8.4% period over period to 18.5 cents, while unit costs, CASM, excluding last year's aircraft early retirement charge, decreased 10.9% period over period to
16.3 cents (excluding the aircraft early retirement charge in the third quarter of 2000). This resulted in the operating margin increasing to 12.2% for the first nine months of 2001 from 11.1% for the first nine months of 2000.

           Results for the nine months ended September 30, 2001 include special pre-tax government compensation of $4.6 million arising from the Air Transportation Safety and System Stabilization Act, which President Bush signed into law on September 22, 2001. This Act provides cash grants to commercial air carriers as compensation for direct and incremental losses resulting from the attacks and incurred during the period September 11 through December 31, 2001. Excluding this special compensation, net income for the first nine months of 2001 was $32.6 million.

          Results for the nine months ended September 30, 2000 include an operating charge of $8.7 million related to the early retirement of seven leased J32 turboprop aircraft, and a one-time tax benefit of $1.4 million. Excluding these special items, results for the nine months ended September 30, 2000 would have been operating income of $36.1 million and net income of $20.7 million.

     Operating Revenues

           The Company's operating revenues increased 31.8% to $427.3 million in the first nine months of 2001 compared to $324.2 million in the first nine months of 2000. The increase resulted from a 46.1% increase in ASMs to 2,294,521 for the nine months ended September 30, 2001, as well as a 13.3% increase in revenue per departure to $2,471. Revenues in the first nine months of 2001 were recognized primarily under fee-for-service agreements as compared to a combination of a proration-of-fare agreement and a fee-for-service agreement for revenues for the first nine months of 2000. Revenue for the first nine months of 2001 included
$1.3   million   attributable  to  routine  subsequent  period   sampling
adjustments to prior billed tickets under the Company's former proration-
of-fare  arrangement.   The Company anticipates that  it  will  cease  to
experience revenue adjustments attributable to its former proration-of-fare arrangements by the end of this year.

          The increase in capacity as measured in ASMs is the result of service expansion utilizing the CRJ aircraft and the addition to revenue service of the 328JET aircraft. The Company was operating 51 CRJs and 27 328JET aircraft as of September 30, 2001 as compared to 33 CRJs and 9 328JETs as of September 30, 2000. The longer stage length of the regional jet aircraft results in the average aircraft stage length for the first nine months of 2001 increasing 15.5% over the first nine months of 2000 to 328 miles.

Operating Expenses

           Excluding the aircraft early retirement charge in 2000, the Company's operating expenses increased 30.2% in the first nine months of 2001 compared to the first nine months of 2000. A summary of operating expenses as a percentage of operating revenues and cost per ASM for the nine months ended September 30, 2000, and 2001 is as follows:

                                      Nine Months ended September 30,
                                          2000               2001
                                     Percent    Cost    Percent     Cost
                                       of                  of
                                    Operating  Per ASM  Operating  Per ASM
                                    Revenues   (cents)  Revenues   (cents)
   Salaries and related costs          24.3%     5.0     27.4%      5.1
   Aircraft fuel                       13.4%     2.8     15.5%      2.9
   Aircraft maintenance and             8.1%     1.7      8.4%      1.5
    materials
   Aircraft rentals                    13.0%     2.7     15.4%      2.9
   Traffic commissions and related     13.7%     2.8      2.8%      0.5
    fees
   Facility rents and landing fees      4.4%     0.9      5.4%      1.0
   Depreciation and amortization        2.5%     0.5      2.6%      0.5
   Other                                9.4%     1.9     10.3%      1.9

 Total                                 88.8%    18.3     87.8%     16.3

          Cost per ASM decreased 10.9% to 16.3 cents during the first nine months of 2001 compared to 18.3 cents during the first nine months of 2000 primarily due to a 46.1% increase in ASMs and a 73.0% decrease in the year-over-year traffic commissions and related fees. As noted above, the decrease reflects the fact that many of these fees are no longer borne by the Company as a result of the restatement of the United Express agreement, which went into effect on December 1, 2000. Under the restated agreement, the Company continues to be responsible for fees associated with the major airline Computer Reservation Systems.

           Salaries and related costs per ASM increased 2.0% to 5.1 cents in the first nine months of 2001 compared to 5.0 cents for the first nine months of 2000. In absolute dollars, salaries and related costs increased 48.7% from $78.8 million in the first nine months of 2000 to $117.2 million in the first nine months of 2001. The increase resulted primarily from the addition of 717 full and part time employees to support the 36 regional jet aircraft added since September 30, 2000.

           The cost per ASM of aircraft fuel increased 3.6% to 2.9 cents for the first nine months of 2001 as compared to 2.8 cents for the first nine months of 2000. In absolute dollars, aircraft fuel expense increased 52.6% from $43.3 million in the first nine months of 2000 to $66.1 million in the first nine months of 2001. The increased fuel expense resulted from the 1.1% decrease in the average cost per gallon of fuel from $1.06 to $1.05, a 26.0% increase in block hours, and the higher fuel consumption per hour of regional jet aircraft versus turboprop aircraft which resulted in a 22.7% increase in the system average burn rate.

           The cost per ASM of aircraft maintenance and materials decreased 11.8% to 1.5 cents in the first nine months of 2001 compared to
1.7 cents in the first nine months of 2000. In absolute dollars, aircraft maintenance and materials expense increased 35.9% from $26.3 million in the first nine months of 2000 to $35.7 million in the first nine months of 2001. The increased expense resulted from the increase in the size of the total fleet, the expiration of manufacturer's warranties on older CRJs, and the increase in the average age of the J-41 fleet.

          The cost per ASM of aircraft rentals increased to 2.9 cents for the first nine months of 2001 compared to 2.7 cents for the first nine months of 2000. In absolute dollars, aircraft rental expense increased 55.6% to $65.7 million. The increase reflects the addition of 18 CRJs and 18 328JET aircraft into scheduled service since September 30, 2000, net of the early retirement of 16 J-32s.

           The cost per ASM of traffic commissions and related fees decreased to 0.5 cents in the first nine months of 2001 compared to 2.8 cents in the first nine months of 2000. In absolute dollars, traffic commissions and related fees decreased 73.0%, from $44.6 million in the first nine months of 2000 to $12.0 million in the first nine months of 2001. Many of these fees are no longer borne by the Company as a result of the restatement of the United Express agreement, which went into effect on December 1, 2000. Under the restated agreement, the Company is now only responsible for fees associated with the major airline Computer Reservation Systems.

           The cost per ASM of facility rents and landing fees increased 11.1%, from 0.9 cents in the first nine months of 2000 to 1.0 cents for the first nine months of 2001. In absolute dollars, facility rents and landing fees increased 62.0% from $14.4 million in the first nine months of 2000 to $23.3 million in the first nine months of 2001. The increased costs result primarily from a 17.9% increase in the number of departures, the heavier landing weight of the regional jets, and the lease of the Company's new corporate headquarters building commencing on December 1, 2000.

          The cost per ASM of depreciation and amortization remained the same at 0.5 cents. In absolute dollars, depreciation and amortization increased 38.5% from $8.1 million in the first nine months of 2000 to $11.3 million in the first nine months of 2001 primarily as a result of additional rotable spare parts and engines associated with the additional regional jets.

           The cost per ASM of other operating expenses remained the same at 1.9 cents in the first nine months of 2001 and 2000. In absolute dollars, other operating expenses increased 44.1% from $30.4 million in the first nine months of 2000 to $43.8 million in the first nine months of 2001. The increased costs result primarily from training expenses and crew accommodation costs for new flight crews to support additional aircraft and stations.

          As a result of the foregoing changes in operating expenses, and a 46.1% increase in ASMs, total cost per ASM decreased to 16.3 cents in the first nine months of 2001 compared to 18.3 cents in the first nine months of 2000 (excluding the aircraft early retirement charge). In absolute dollars, total operating expenses, excluding the $8.7 million operating charge for the retirement of seven J32 turboprop aircraft in 2000, increased 30.2% from $288.1 million in the first nine months of 2000 to $375.1 million in the first nine months of 2001.

          The Company's combined effective tax rate for state and federal taxes during the first nine months of 2001 was approximately 40.4% as compared to 34.3% for the first nine months of 2000. This increase is due primarily to a net tax benefit realized due to a favorable state income tax ruling request, and the realization of certain tax benefits that were previously reserved, in the third quarter of 2000.

Outlook

          This outlook section contains forward-looking statements, which are subject to the risks and uncertainties set forth in the MD&A section under Forward Looking Statements.

          Demand for air travel after the terrorist attacks of September 11, 2001 has decreased dramatically. As a result, the Company's United Express scheduled level of operations for the fourth quarter 2001 has been reduced by United Airlines. For October, November, and December, the Company expects for its United Express operation, to fly 6%, 14% and 4% fewer departures, respectively, than pre-September 11th forecasts for these same months. The Company's Delta Connection level of operations is expected to remain at pre-September 11th levels throughout the fourth quarter of 2001.

          On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the "Act"). The Act provides cash grants to commercial air carriers as compensation: for direct losses incurred beginning with the terrorist attacks on September 11, 2001 as a result of any FAA mandated ground stop order issued by the Secretary of Transportation or any subsequent order which continues or renews such a stoppage; and, for incremental losses incurred during the period beginning September 11, 2001 and ending December 31, 2001 as a direct result of such attacks. The Company is entitled to receive cash grants under these provisions. The exact amount of the Company's compensation will be based on the lesser of actual losses incurred or a statutory limit based on the total amount allocable to all airlines.
This amount is not yet determinable because the statutory limit is subject to information not yet released by the government. The Company has received $5.7 million in government compensation, which is the government's estimate of 50% of the Company's allocation based on preliminary data. Of this amount, the Company has recognized its estimate of the allowable compensation for the period totaling $4.6 million as non-operating income captioned "government compensation" in its third quarter financial results. The Company will recognize the remaining $1.1 million in the fourth quarter along with additional compensation received from the government. Based on available estimates, the Company expects to receive another $5.7 million in additional government compensation, and to record $6.8 million as non-operating income during the fourth quarter to offset direct and incremental losses resulting from the attacks. All amounts received as government compensation are subject to audit and adjustment by the federal government.

          In addition to the Compensation described above, the Act: provides U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market; authorizes the federal government to reimburse air carriers for the increased cost of war risk insurance premiums as a result of the terrorist attacks of September 11, 2001; and, authorizes the federal government, pursuant to new regulations to provide loan guarantees to air carriers in the aggregate amount of $10 billion. The Company has purchased certain war risk insurance through the government as provided under the Act. The Company has also applied for reimbursement of increased insurance costs under the Act although the amount of actual recovery is uncertain and is likely to cover only a small portion of the increased costs. Finally, with respect to federal loan guarantees, the Company is evaluating the terms and conditions imposed by the government and has not yet determined whether to make application for any such facility.

          Following the attacks, the aviation insurance industry imposed a worldwide surcharge on aviation insurance rates as well as a reduction in coverage for certain war risks. In response to the reduction in coverage, the Air Transportation Safety and System Stabilization Act provided U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market. The Company has purchased this coverage through January 11, 2002. For the fourth quarter of 2001, the Company estimates that its insurance costs will be approximately $2.3 million or 225% greater than what they would have been prior to the terrorist attacks. The airline and insurance industries, together with the United States and other governments, are continuing to evaluate both the cost and coverage of aviation insurance.

          The Company's agreements with its code share partners allow for the re-setting of fee-for-service rates annually based on the Company's planned level of operations for the coming year. The Company previously agreed on fee-per-departure rates with United for 2001, and recently reached an agreement with Delta finalizing revenue for the period January 1, 2001 to September 30, 2001, and on a process for determining revenue for the remainder of 2001. The Company has agreed with Delta that the Company's revenue for its Delta Connection operations for the full year 2001 will be based on fixed amounts for initial pilot training expenses, reimbursement of all other costs based on actual costs incurred, plus a contracted margin, and incentive compensation tied to operating performance. The final agreement with Delta on rates applicable for all of 2001 does not materially differ from rate estimates used by the Company for periods prior to this agreement. The Company and Delta have agreed to return to a fee-per-block hour rate arrangement effective January 1, 2002.

          Rates to be established for 2002 for both United Express and Delta Connection service will be dependent on costs and levels of operations. The Company's level of operations for the Company's aircraft for 2002 have not yet been finalized with either United or Delta. The Company expects that any major changes in aircraft utilization and costs resulting from the aftermath of the September 11th attacks will be incorporated into the 2002 business plan and therefore will be reflected in the annual rate-setting process.

          As a result of the attacks, the Company has taken steps to reduce certain costs and capital expenditures. These include: voluntary reduction in executive pay, discontinuation of bonus programs for all employees, a freeze on merit increases, the suspension of hiring for all non-operational positions, a 12% reduction in force of corporate and administrative staffing, and the deferral of all non-essential capital spending. The Company continues to monitor the effectiveness of these actions and has no planned timeline to reverse any of these steps.

          As of November 1, 2001, the Company was operating a fleet of 117 aircraft comprised of 55 CRJs, 27 328JETs, 31 British Aerospace J-41s ("J-41s") and four J-32s. For the remainder of 2001, the Company expects to take delivery of two more CRJs and one additional 328JET and remove the remaining four J-32's from service. For 2002, the Company expects to take delivery of 31 additional CRJ and 328JET aircraft.

          The Company currently plans to retire 14 J-41 turboprop aircraft in 2002 and 17 in 2003 (of which five are owned) in conjunction with deliveries of additional regional jets in 2003. The Company has long-term lease commitments for 26 of its J41 turboprop aircraft, and anticipates recognizing, upon adoption of a formal retirement plan, a restructuring charge for the early retirement of the J-41 turboprop aircraft. The non-discounted future minimum lease payments under non-cancelable operating leases for the J-41 fleet as of November 1, 2001 is $83.6 million and the book value of the five owned J-41 aircraft as of November 1, 2001 is $18.6 million. The amount of the charge will be determined once a formalized plan of restructuring is approved by the Company's board of directors. The actual amount of the restructuring charge will be reduced by the fair market value of the J-41 aircraft. The restructuring charge will also reflect certain cash and non-cash charges with respect to aircraft return conditions. The Company has an agreement with one of the manufacturers of its regional jets for the manufacturer to bear responsibility for re-marketing the J-41 aircraft and making the Company whole for any difference between re-marketing lease payments received, if any, and lease payment obligations of the Company. For the owned aircraft, this same manufacturer has committed to purchase the aircraft from the Company at their book value at the time of retirement. This support will not affect the amount of the restructuring charge but will offset the cash effect of any shortfall in lease value, with the result that the restructuring charge is not anticipated to materially affect cash flows so long as the manufacturer is able to fulfill its obligations. The Company believes that the re-marketing value of turboprop aircraft has decreased materially since the attacks of September 11th.

          The Company has not experienced difficulties with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future requirements. Delta Air Lines, Inc. bears the economic risk of fuel price fluctuations for the fuel requirements of the Company's Delta Connection program, and United Air Lines bears such risk for the Company's United Express program. As such, the Company expects that its results of operations will not be directly affected by fuel price volatility.
 Liquidity and Capital Resources

          As of September 30, 2001, the Company had cash, cash equivalents and short-term investments of $159.4 million and working capital of $120.8 million compared to $121.2 million and $72.0 million respectively as of December 31, 2000. During the first nine months of 2001, cash and cash equivalents increased by $32.6 million, reflecting net cash provided by operating activities of $55.3 million, net cash used in investing activities of $25.8 million and net cash provided by financing activities of $3.1 million. The net cash provided by operating activities is primarily the result of net income for the period of $35.3 million, non-cash depreciation and amortization expenses of $11.4 million, and a $16.7 million decrease in accounts receivable. The decrease in accounts receivable is primarily the result of the new United agreement under which the Company receives payment in advance instead of in arrears. The net cash used in investing activities consisted primarily of purchases of property and equipment (see Capital Equipment and Debt Service). Financing activities consisted primarily of payments on long-term debt and capital lease obligations offset by the proceeds from the exercise of stock options.

     Other Financing

          On September 28, 2001, the Company entered into an asset-based lending agreement with a financial institution that provided the Company with a line of credit for up to $25 million. The new line of credit, which will expire on October 15, 2003, replaced a previous $35 million line of credit. The interest rate on this line is LIBOR plus .875% to 1.375% depending on the Company's fixed charges coverage ratio. The Company has pledged $15.3 million of this line of credit as collateral for letters of credit issued on behalf of the Company by a financial institution. The available borrowing under the line of credit is limited to the value of the bond letter of credit on the Company's Dulles, Virginia hangar facility plus the value of 60% of the book value of certain rotable spare parts. As of September 30, 2001 the amount of available credit under the line was $9.7 million. As of September 30, 2001 there were no outstanding borrowings on the $25 million line of credit.

     Other Commitments

          The Company's Board of Directors has approved the purchase of up to $40 million of the Company's outstanding common stock in open market or private transactions. As of November 1, 2001 the Company has purchased 2,128,000 shares of its common stock at an average price of $8.64 per share. None of these shares were purchased in 2001. The Company has approximately $21.6 million remaining of the $40 million authorization.

     Aircraft

          As of November 1, 2001, the Company had a total of 41 CRJs on order from Bombardier, Inc., and held options for 80 additional CRJs. The Company also had a total of 35 328JETS on order with Fairchild Aerospace Corporation, and held options for 83 328JETs. Of the 76 firm aircraft deliveries, 3 are scheduled for the remainder of 2001, 31 are scheduled for 2002, and 42 are scheduled for 2003. The Company is obligated to purchase and finance (including the possible use of leveraged leases) the 76 firm ordered aircraft at an approximate capital cost of $1.2 billion. The Company anticipates leasing all of its remaining year 2001 aircraft deliveries on terms similar to previously delivered CRJ and 328JET aircraft.

          During 2000, the Company began early retirement of its fleet of 28 leased 19-seat British Aerospace J-32 turboprop ("J-32") aircraft. As of November 1, 2001, 24 J-32s had been removed from service. The remaining four J-32s will be removed from service during the remainder of 2001. The early retirement of the 28 leased J-32 aircraft resulted in the Company recording a $29.0 million (pre-tax) restructuring charge during 2000. In March 2001, the Company reached agreement with the lessor for the early return and lease termination of all of the J-32's and as a result paid a lease termination fee which consisted of $19.1 million in cash, and the application of $5.2 million in credits due from the lessor. The Company anticipates that the return of the aircraft will be completed during 2001 within the time schedule agreed to with the lessor and that the remainder of the amount accrued for early retirement charges will be adequate to provide for costs necessary to meet aircraft return conditions. The Company does not expect to incur any additional charges against earnings for the early retirement of the J-32 fleet.

          The Company currently plans to early retire 14 J-41 turboprop aircraft in 2002. The remaining 17 J-41 turboprop aircraft, including five owned aircraft, are currently expected to be early retired in 2003 in conjunction with deliveries of additional regional jets in 2003. (See detailed discussion in the previous Outlook section).

     Capital Equipment and Debt Service

          Capital expenditures for the first nine months of 2001 were $27.9 million, compared to $15.1 million for the same period in 2000. Capital expenditures for 2001 consisted primarily of the purchase of $19.1 million in rotable spare parts for the regional jet aircraft and $3.9 million for improvements to aircraft. These improvements include $872,000 for the addition of smoke detectors to the J-41 aircraft, $1 million in work in process for FAA mandated modifications to the CRJs for an Electronic Integrated Crew Alerting System ("EICAS"), and $1.5 million in work in process for a Telelink dispatch system. Other capital expenditures included facility leasehold improvements, ground equipment, and computer and office equipment. For the remainder of 2001, the Company anticipates spending approximately $4.2 million for rotable spare parts related to the regional jet and J-41 aircraft, ground service equipment, facilities, computers and software.

          Debt service including capital leases for the nine months ended September 30, 2001 was $4.5 million compared to $4.7 million in the same period of 2000.

          The Company believes that, in the absence of further terrorist attacks or other unusual circumstances, its cash on hand, cash flow from operations, cash to be received from the federal government, and other available financing, will be sufficient to meet its working capital needs, capital expenditures, and debt service requirements for the next twelve months.

     Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement of Accounting Standard No. 137, which amended Statement No. 133 to defer the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138, which provided additional guidance and amendments to Statement No. 133. These Statements establish accounting and reporting standards for derivative instruments and all hedging activities. They require that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, and for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings.

          The Company adopted Statement No. 133, as amended by Statement Nos. 137 and 138 effective January 1, 2001. The impact of adopting this statement has not had a material impact on the Company's financial position or results of operations during the first nine months of 2001.

          On July 5, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations", and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. Statement No. 142 includes requirements to test goodwill and indefinite life intangible assets for impairment rather than amortize them. Statement No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt Statement No. 142 beginning in the first quarter of 2002. The Company anticipates that implementation of SFAS 141 and SFAS 142 will have minimal impact on the Company's financial position or results of operations.

          On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and
Infrequently Occurring Events and Transactions. Statement No. 144 includes requirements related to the classification of assets as held for sale, including the establishment of six criteria that must be satisfied prior to this classification. Statement No. 144 also includes guidance related to the recognition and calculation of impairment losses for long lived assets. Statement No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt Statement No. 144 beginning in the first quarter of 2002. Statement No. 144 is projected to have minimal impact on the Company's financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          The Company's principal market risk arises from changes in interest rates. The Company's exposure to market risk associated with changes in interest rates relates to the Company's commitment to acquire regional jets. From time to time the Company has entered into put and call contracts designed to limit the Company's exposure to interest rate changes until permanent financing is secured upon delivery of the regional jet aircraft. At December 31, 2000 the Company had one interest rate hedge transaction open with a notional value of $8.5 million. The Company settled this contract on January 3, 2001 by paying the counterparty $722,000. As of September 30, 2001, the Company had no open hedge transactions.


                 ATLANTIC COAST AIRLINES HOLDINGS, INC.
                 FISCAL QUARTER ENDED SEPTEMBER 30, 2001


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


     ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

Exhibit
Number           Description of Exhibit

10.12(a) Amended and Restated Severance Agreement, dated as of July 25, 2001, between the Company and Kerry B. Skeen (replaces previous Exhibit 10.12(a) filed as an Exhibit to the Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999, and incorporated by reference in the Annual Report on Form 10-K file for the fiscal year ended December 31, 2000; this document is a management contract or compensatory plan or arrangement.

          (b)  Reports on Form 8-K

               Form 8-K filed on September 17, 2001 containing an
               Operations Update.

               Form 8-K filed on October 10, 2001 to announce that officers of the Company would be making a presentation to investors and analysts.

               Form 8-K filed on October 19, 2001 containing a press release regarding capacity levels.

               Form 8-K filed on November 5, 2001 to announce that officers of the Company would be making a presentation to investors and analysts.




                               SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ATLANTIC COAST AIRLINES HOLDINGS, INC.



November 07, 2001                  By:  /S/ Richard J. Surratt
                                   Richard J. Surratt
                                   Senior Vice President, Treasurer, and
                                   Chief Financial Officer