Form 10-K
period 2001-12-31
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 2002-03-29
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                                FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 0-21976

                 ATLANTIC COAST AIRLINES HOLDINGS, INC.
         (Exact name of registrant as specified in its charter)

          Delaware                           13-3621051
         (State of incorporation)            (IRS Employer
                                             Identification No.)


          45200 Business Court, Dulles, Virginia          20166
         (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code:  (703) 650-6000

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

The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 1, 2002 was approximately $1.2 billion.

As of March 1, 2002 there were 50,054,000 shares of common stock of the registrant issued and 45,007,668 shares of common stock were outstanding.

                   Documents Incorporated by Reference

Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-K.

Document Incorporated                               Part of Form 10-K
Proxy Statement for 2002 Annual Meeting             Part III, Items 10-13
  of Shareholders

                                 PART I

Item 1.        Business

     Forward Looking Statements

          This Annual Report on Form 10-K contains forward-looking statements. Statements in the Business and Management's Discussion and Analysis of Operations and Financial Condition sections of this filing, together with other statements beginning with such words as "believes", "intends", "plans", and "expects" include forward-looking statements that are based on management's expectations given facts as currently known by management on the date this Form 10-K was first filed with the SEC. Actual results may differ materially. Factors that could cause the Company's future results to differ materially from the expectations described here include the costs and other effects of enhanced security measures and other possible government orders; changes in and satisfaction of regulatory requirements including requirements relating to fleet expansion; changes in levels of service agreed to by the Company with its code share partners due to market conditions; the ability of these partners to manage their operations and cash flow; the ability and willingness of these partners to continue to deploy the Company's aircraft and to utilize and pay for scheduled service at agreed rates; increased cost and reduced availability of insurance; changes in existing service; final calculation and auditing of government compensation; unexpected costs or delays in the implementation of new service; adverse weather conditions; satisfactory resolution of union contracts becoming amendable during 2002 with the Company's aviation maintenance technicians and ground service equipment mechanics, and the Company's flight attendants; ability to hire and retain employees; availability and cost of funds for financing new aircraft; the ability of Fairchild Dornier to fulfill its contractual obligations to the Company, and of Bombardier and Fairchild Dornier to deliver aircraft on schedule; airport and airspace congestion; ability to successfully retire turboprop aircraft; flight reallocations and potential service disruptions due to labor actions by employees of Delta Air Lines or United Airlines; general economic and industry conditions; and additional acts of war. The statements in this Annual Report are made as of March 29, 2002 and the Company undertakes no obligation to update any of the forward-looking information included in this release, whether as a result of new information, future events, changes in expectations or otherwise.

     General

           Atlantic Coast Airlines Holdings, Inc. ("ACAI"), is a holding company with its primary subsidiary being Atlantic Coast Airlines ("ACA"), a regional airline serving 64 destinations in 28 states in the Eastern and Midwestern United States and Canada as of March 1, 2002 with 760 scheduled non-stop flights system-wide every weekday. On July 1, 2001, ACAI combined the operations of its Atlantic Coast Jet, Inc. ("ACJet") subsidiary into the operations of ACA. As a result, ACA now operates under its marketing agreements as both a United Express carrier with United Air Lines, Inc. ("United") and as a Delta Connection carrier with Delta Air Lines, Inc. ("Delta"). United Express operations are conducted throughout the Eastern and Central United States, while Delta Connection operations are conducted predominately in the Northeastern United States and Canada. Unless the context indicates otherwise, the terms "the Company", "we", "us", or "our" refer herein to Atlantic Coast Airlines Holdings, Inc. As of March 1, 2002, the Company operated a fleet of 124 aircraft (93 regional jets and 31 turboprop aircraft) having an average age of approximately three years.

     Recent Developments

           On September 11, 2001, two United airplanes and two American Airlines, Inc. airplanes were hijacked and used in terrorist attacks on the United States. As a result of these terrorist attacks, the Federal Aviation Administration ("FAA") issued a federal ground stop order that required the immediate suspension of all commercial airline flights on the morning of September 11, 2001. The Company recommenced flight operations on September 14 at reduced levels from its pre-September 11 schedule. The events of September 11, together with the slowing economy throughout 2001, has significantly affected the U.S. airline industry. These events have resulted in changed government regulation, declines and shifts in passenger demand, higher insurance rates and tightened credit markets which continue to affect the operations and financial condition of participants in the U.S. airline industry and may affect the Company in ways that it is not currently able to predict. See, for example, "Business - Insurance," "Business - Regulation," and "Management's Discussion and Analysis of Results of Operations and Financial Condition," below.

     Marketing Agreements

          The Company derives substantially all of its revenues through its marketing agreements with United and Delta.

     United Express:

          The Company's United Express Agreements ("UA Agreements") define the Company's relationship with United. In November 2000, the Company and United amended and restated the UA Agreements, effectively changing from a prorated fare arrangement to a fee-per-departure arrangement. Under the UA Agreements in effect prior to November 2000, the Company was responsible for scheduling, marketing and pricing its flights, in coordination with United's operations, and paid a portion of fares it received to United. Under the fee-per-departure structure in effect as of December 1, 2000, the Company is contractually obligated to operate a flight schedule designated by United, for which United pays the Company an agreed amount per departure regardless of the number of passengers carried, with incentive payments based on operational performance. The Company thereby assumes the risks associated with operating the flight schedule and United assumes the risk of scheduling, marketing, and selling seats to the traveling public. The restated UA Agreements are for a term of ten years. The restated UA Agreements give ACA the authority to operate 128 regional jets in the United Express operation. By operating under the UA Agreements, the Company is able to use United's "UA" flight designator code to identify the Company's flights and fares in the major airline Computer Reservation Systems, including United's "Apollo" reservation system, and to use the United Express logo and exterior aircraft paint schemes and uniforms similar to those of United.

          Pursuant to the restated UA Agreements, United, at its own expense, provides a number of additional services to ACA. These include customer reservations, customer service, pricing, scheduling, revenue accounting, revenue management, frequent flyer administration, advertising, provision of ground support services at most of the airports served by both United and ACA, provision of ticket handling services at United's ticketing locations, and provision of airport signage at airports where both ACA and United operate. Under the restated agreement, the Company remains responsible for fees associated with the major airline Computer Reservation Systems. The UA Agreements do not prohibit United from serving, or from entering into agreements with other airlines who would serve, routes served by the Company, but state that United may terminate the UA Agreements if ACAI or ACA enter into a similar arrangement with any other carrier other than Delta or a replacement for Delta without United's prior written approval. The UA Agreements limit the ability of ACAI and ACA to merge with another company or dispose of certain assets or aircraft without offering United a right of first refusal to acquire the Company or such assets or aircraft, and provide United a right to terminate the UA Agreements if ACAI or ACA merge with or are controlled or acquired by another carrier. The UA agreements provide United with the right to assume ACA's ownership or leasehold interest in certain aircraft in the event ACA breaches specified provisions of the UA agreements, or fails to meet specified performance standards.

          The UA Agreements call for the resetting of fee-for-departure rates annually based on the Company's planned level of operations for the upcoming year. On December 31, 2001, the Company and United agreed on fee-per-departure rates to be utilized during 2002. Under the terms of this agreement the Company and United settled prior contract issues, agreed that there would be no adjustment for utilization changes in the fourth quarter of 2001, agreed to aggressively contain costs in 2002, and committed to a J-41 retirement plan.

     Delta Connection:

          In September 1999, the Company reached a ten-year agreement with Delta to operate regional jet aircraft as part of the Delta Connection program on a fee-per-block hour basis. The Company began Delta Connection revenue service on August 1, 2000. The Company's Delta Connection Agreement ("DL Agreement") defines the Company's relationship with Delta. The Company is compensated by Delta on a fee-per-block hour basis. Under the fee-per-block hour structure, the Company is contractually obligated to operate a flight schedule designated by Delta, for which Delta pays the Company an agreed amount per block hour flown regardless of the number of passengers carried, with incentive payments based on operational performance. The Company thereby assumes the risks associated with operating the flight schedule and Delta assumes the risks of scheduling, marketing, and selling seats to the traveling public. By operating as part of the Delta Connection program, the Company is able to use Delta's "DL" flight designator to identify ACA's flights and fares in the major Computer Reservation Systems, including Delta's "Deltamatic" reservation system, and to use the Delta Connection logo and exterior aircraft paint schemes and uniforms similar to those of Delta.

          Pursuant to the DL Agreement, Delta, at its expense, provides a number of support services to ACA. These include customer reservations, customer service, ground handling, station operations, pricing, scheduling, revenue accounting, revenue management, frequent flyer administration, advertising and other passenger, aircraft and traffic servicing functions in connection with the ACA operation. Delta may terminate the DL Agreement at any time if the Company fails to maintain certain performance standards and, subject to certain rights of the Company and by providing 180 days notice to the Company, may terminate without cause. If Delta terminates the Delta agreement without cause prior to March 2010, the Company has the right to sell all or some of the Delta Connection aircraft to Delta. In January 2001, the Company reached an agreement with United and Delta to place 20 CRJ's originally ordered for the Delta Connection program in the United Express program. The DL Agreement requires the Company to obtain Delta's approval if it chooses to enter into a code-sharing arrangement with another carrier other than a replacement for United, to list its flights under any other code, or to operate flights for any other carrier, except with respect to such arrangements with United or non-U.S. code-share partners of United or in certain other circumstances. The DL Agreement does not prohibit Delta from serving, or from entering into agreements with other airlines who would serve, routes flown by the Company. The DL Agreement also restricts the ability of the Company to dispose of aircraft subject to the agreement without offering Delta a right of first refusal to acquire such aircraft, and provides that Delta may extend or terminate the agreement if, among other things, the Company merges with or sells its assets to another entity, is acquired by another entity or if any person acquires more than a specified percentage of its stock.

          Due to the rapid increase in fleet size during 2001, the Company and Delta agreed to compensation for 2001 utilizing a cost plus formula based on reimbursement of fixed amounts for initial pilot training expenses and for all other costs, based on actual costs incurred, plus a contracted margin, and incentive compensation tied to operating performance. The Company and Delta have agreed to return to a fee-per-block hour rate arrangement for 2002. The Company and Delta are currently setting these rates based on the Company's planned level of operations for the upcoming year. The Company does not anticipate material differences on a per-block-hour basis for its 2002 revenues as compared to 2001 revenues due to the reversion to a fee-per-block-hour rate.

     Agreements with Other Airlines:

          As of March 1, 2002 the Company has implemented code-sharing arrangements with Lufthansa German Airlines ("Lufthansa"), Air Canada, and Scandinavian Airlines involving certain United Express flights. Such international code-sharing arrangements permit these foreign air carriers to place their respective airline codes on certain flights operated by ACA, and provide a wide range of benefits for passengers including schedule coordination, through ticketing and frequent flyer participation. The revenue benefits from these arrangements inures to United, and any such arrangements as may be made in the future with respect to the Company's Delta Connection flights would inure to Delta, due to the nature of the Company's agreements with these two airlines. Thus the Company's primary role under these arrangements is to obtain regulatory approvals for the relationships and to operate the flights.

     Charter Operations

          The Company established a charter operation in February 2002. The Company is presently providing regular private shuttle service to two destinations pursuant to an agreement with a major corporation and performing ad hoc charter services secured through brokers and other means. The charter business is solicited and managed by a dedicated management team separate from those involved in airline operations, utilizing the Company's operations and maintenance services. The Company has ordered three 328JETs for its charter business, one of which has been delivered and the others of which are scheduled to be delivered during the second quarter of 2002.

     Markets

            The Company's United Express operation is centered around Washington's Dulles and Chicago's O'Hare airports. During 2001 and 2002, the Company has greatly increased its Chicago operation such that as of March 2002, 55% of the Company's United Express capacity (as measured in available seat miles) is flown to/from Chicago's O'Hare airport. The growth in Chicago results from the combination of adding complementary service to United mainline service in 14 markets and replacing United mainline service completely in 11 markets during 2001.

          The Delta Connection operation is focused at New York's LaGuardia airport, Boston's Logan airport and Cincinnati Northern Kentucky International airport. As of March 2002, 42% of the Company's Delta Connection capacity (as measured in available seat miles) was at LaGuardia, 31% was at Boston, and 27% was at Cincinnati.

          The following tables set forth the destinations served by the Company as of March 1, 2002:

                         United Express Service
                       Washington-Dulles (To/From)
                  (Regional Jet and Turboprop Service)
Albany, NY                           Louisville, KY
Allentown, PA                        Manchester, NH
Binghamton, NY                       Nashville, TN
Birmingham, AL                       Newburgh, NY
Buffalo, NY                          New York, NY
                                      (Kennedy)
Burlington, VT                       New York, NY
                                      (LaGuardia)
Charleston, SC                       Newark, NJ
Charleston, WV                       Norfolk, VA
Charlottesville, VA                  Philadelphia, PA
Cleveland, OH                        Pittsburgh, PA
Columbia, SC                         Portland, ME
Columbus, OH                         Providence, RI
Dayton, OH                           Raleigh-Durham, NC
Detroit, MI                          Richmond, VA
Greensboro, NC                       Roanoke, VA
Greenville/Spartanburg, SC           Rochester, NY
Harrisburg, PA                       Savannah, GA
Hartford, CT/Springfield, MA         State College, PA
Indianapolis, IN                     Syracuse, NY
Jacksonville, FL                     White Plains, NY
Knoxville, TN
                        Chicago-O'Hare (To/From)
                         (Regional Jet Service)
Akron/Canton, OH                     Lansing, MI
Albany, NY                           Lexington, KY
Allentown, PA                        Memphis, TN
Buffalo, NY                          Madison, WI
Cedar Rapid/Iowa City, IA            Nashville, TN
Charleston, SC                       Norfolk/Virginia Beach, VA
Charleston, WV                       Oklahoma City, OK
Charlotte, NC                        Omaha, NE
Cleveland, OH                        Peoria, IL
Columbia, SC                         Portland, ME
Dayton, OH                           Raleigh/Durham, NC
Des Moines, IA                       Roanoke, VA
Detroit, MI                          Rochester, NY
Fargo, ND                            Saginaw, MI
Grand Rapids, MI                     Savannah, GA
Greenville/Spartanburg, SC           Sioux Falls, SD
Greensboro/High Point, NC            South Bend, IN
Hartford, CT/Springfield, MA         Springfield/Branson, MO
Indianapolis, IN                     Syracuse, NY
Jacksonville, FL                     Tulsa, OK
Kansas City, MO                      White Plains, NY
Knoxville, TN                        Wilkes-Barre/Scranton, PA

                        Delta Connection Service
                      New York LaGuardia (To/From)
                         (Regional Jet Service)
Columbia, SC                         Greenville/Spartanburg, SC
Columbus, OH                         Indianapolis, IN
Charleston, SC                       Nashville, TN
Cincinnati, OH                       Portland, ME
Dayton, OH                           Raleigh-Durham, NC
Greensboro/High Point, NC            Richmond, VA

                         Boston Logan (To/From)
                         (Regional Jet Service)
Bangor, ME                           Newark, NJ
Burlington, VT                       Philadelphia, PA
Cincinnati, OH                       Portland, ME
Montreal, Quebec Canada              Raleigh-Durham, NC
New York, NY (Kennedy)               Washington-Dulles, DC

                 Cincinnati-Northern Kentucky (To/From)
                         (Regional Jet Service)
Birmingham, AL                       Columbia, SC
Boston, MA                           Greensboro/High Point, NC
Bristol, TN                          Greenville/Spartanburg, SC
Burlington, VT                       Nashville, TN
Charleston, SC                       New York, NY
                                        (LaGuardia)
Charlotte, NC                        Raleigh-Durham, NC

     Fleet Description

          Fleet Expansion: As of March 1, 2002, the Company operated a fleet of 60 Canadair Regional Jets ("CRJs"), 33 Fairchild Dornier 328 regional jets ("328JET"), and 31 British Aerospace Jetstream-41 ("J-41s") turboprop aircraft. Thirty 328JETs are operated under the Delta Connection program, 59 CRJs, two 328JETs and 31 J-41's are operated under the United Express program, and one 328JET and one CRJ are currently dedicated to charter operations.

          As of March 1, 2002, the Company had a total of 36 CRJs on firm order from Bombardier, Inc., in addition to the 60 already delivered, and held options for 80 additional CRJs. The Company also had 32 328JETs on firm order from Fairchild-Dornier, in addition to the 33 already delivered, and held options for an additional 81 aircraft. In January 2001, the Company reached an agreement with United and Delta to place 20 CRJs originally ordered for the Delta Connection program in the United Express Program. The future delivery schedule of the remaining 68 firm ordered regional jet aircraft undelivered as of March 1, 2002 is as follows: 16 CRJs for delivery during the remainder of 2002 and 20 CRJs for delivery in 2003, and 10 328JETs for delivery during the remainder of 2002 and 22 328JETs in 2003.

          Fleet Composition: The following table describes the Company's fleet of aircraft, scheduled firm deliveries and options as of March 1, 2002:

               Total   Number  Number
               Number   of       of               Average
                 of   Aircraft Aircraft Passenger  Age in Firm
             Aircraft  Leased   Owned   Capacity   Years  Orders  Options



Canadair          60      56     4        50        2.1      36      80
 Regional Jets
Fairchild         33      32     1        32        1.0      32      81
 Dornier 328JET
British           31      26     5        29        7.2      -       -
 Aerospace J-41
                 124     114    10                  3.1      68     161

           Turboprop Retirement: During the fourth quarter of 2001, the Company recorded an aircraft early retirement charge of $23.5 million ($14.0 million after tax) for the early retirement of nine leased Jetstream-41 turboprop aircraft, which the Company plans to remove from
service   prior  to  year-end  2002.   The  Company  anticipates   taking
additional charges during 2002 of approximately $48 million pre-tax ($28.4 million after-tax) for the retirement of its remaining 29-seat Jetstream-41 turboprop aircraft. Fairchild Dornier GMBH ("Fairchild Dornier"), the manufacturer of the 328JETS, is contractually obligated to make the Company whole for any difference between lease payments, if any, received from remarketing the 26 J-41 aircraft leased by the Company and
the   lease  payment  obligations  of  the  Company  on  those  aircraft.
Fairchild Dornier also has agreed to purchase the five J-41 aircraft owned by the Company at their net book value at the time of retirement. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Outlook and Business Risks" below. In 2001, the Company completed the early retirement of the 19 seat J-32 turboprop fleet and reversed approximately $500,000 of excess aircraft early retirement charges that had been expensed in 2000.

          In March 2001, the Company reached agreement with the lessor for the early return and lease termination of the 28 19-seat Jetstream-32 turboprop aircraft formerly utilized in the Company's United Express
operations.   Under this agreement, the Company paid a lease  termination fee, which consisted of $19.1 million in cash and the application of $5.2 million in credits due from the lessor. The Company completed the early retirement of these aircraft from its fleet and returned the aircraft to the lessor during 2001. The Company is in the process of completing the disposal of spare parts and has certain oversight obligations with respect to seven aircraft until July 2003, but does not expect to incur any additional charges against earnings for the early retirement of the J-32 fleet.

     Fuel

          The Company has not experienced difficulties with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future requirements. Delta Air Lines, Inc. bears the economic risk of fuel price fluctuations for the fuel requirements of the Company's Delta Connection program, and United Airlines bears such risk for the Company's United Express program. As such, the Company reasonably expects that its results of operations with United and Delta will not be directly affected by fuel price volatility.

     Insurance

          Following the September 11 terrorist attacks, the aviation insurance industry imposed a worldwide surcharge on aviation insurance rates as well as a reduction in coverage for certain war risks. In response to the reduction in coverage, the Air Transportation Safety and System Stabilization Act provided U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market. The Company has purchased this coverage through May 19, 2002 and anticipates renewing it for as long as the coverage is available from the U.S. government. The airlines and insurance industry, together with the United States and other governments, are continuing to evaluate both the cost and options for providing coverage of aviation insurance. Recently, an industry-led group announced a proposal to create a mutual insurance company, to be called Equitime, to cover war risk and terrorism risk, which would initially seek support through government guarantees. Equitime would provide a competitive alternative to insurance being offered by the traditional insurance market, which opposes this initiative. Equitime's organizers project that it may be available to provide insurance as early as May 2002 to up to 70 U.S. carriers. The Company has not been actively involved in the formation of Equitime and is unable to anticipate whether this source of insurance will be made available and, if so, whether it will offer competitive rates. The Company anticipates that it will follow industry practices with respect to sources of insurance.

     Competition

          Under the Company's fee arrangements with United and Delta, United and Delta are responsible for establishing routes and fee structure, and the Company's revenue is not directly related to passenger revenue earned by United or Delta on its flights. However, the overall system benefit to those airlines is likely to affect the Company in such areas as future growth opportunities.

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

          The ability of regional carriers to obtain slots at LaGuardia in large numbers led to an increase in flight activity at the airport that exceeded the capacity of LaGuardia. As a result, and to reduce airport congestion and delays, the FAA implemented a slot lottery system resulting in a decrease in the operation of new regional jet service to and from LaGuardia including ACA services operated for Delta. The FAA has stated that the slot lottery is a temporary measure, and that it is considering implementing a long-term solution that could involve increasing landing and other fees to discourage operations during peak hours. To the extent other airports experience significant flight delays, the FAA or local airport operators could seek to impose similar peak period pricing systems or other demand-reducing strategies, which could impede the Company's ability to serve or increase service at any such impacted airport.

     Employees

            As of March 1, 2002, the Company had 3,601 full-time and 391 part-time employees, classified as follows:

           Classification               Full-    Part-
                                         Time     Time
           Pilots                       1,221        1
           Flight attendants              517        -
           Station personnel              898      349
           Maintenance personnel          480        8
           Management,
           administrative and
             clerical personnel           485       33

           Total employees              3,601      391

          The Company's pilots are represented by the Airline Pilots Association ("ALPA"), flight attendants are represented by the Association of Flight Attendants ("AFA"), and aviation maintenance technicians and ground service equipment mechanics are represented by the Aircraft Mechanics Fraternal Association ("AMFA").

           In January 2001, the Company agreed to a new four-and-a-half year contract with its pilot union that was subsequently ratified and became effective on February 9, 2001. The collective bargaining agreement covers pilots flying for the United Express, Delta Connection, and charter operations. The new agreement provides for substantial increases in pilot compensation and improvements in benefits, training, and other matters, which the Company believes are consistent with the regional airline industry.

          ACA's collective bargaining agreement with AFA was ratified in October 1998. The agreement is for a four-year duration and becomes amendable in October 2002. This agreement covers all flight attendants working for the Company. The collective bargaining agreement with AMFA was ratified in June 1998. The agreement is for a four-year duration and becomes amendable in June 2002. This agreement covers all aviation maintenance technicians and ground service equipment mechanics working for the Company.

          The Company believes that certain of the Company's unrepresented labor groups are from time to time approached by unions seeking to represent them. However, as of March 1, 2002, the Company has not received any official notice of organizing activity and there have been no representation applications filed with the National Mediation Board by any of these groups. The Company believes that the wage rates and benefits for non-union employee groups are comparable to similar groups at other regional airlines.

          The Company continues to emphasize employee recruiting and retention efforts and to hire personnel to accommodate its growth plans. Recently the Company has benefited from a decline in attrition due to the softening of the national economy. However, due to fluctuations in industry hiring demands, a competitive local labor market in Northern Virginia and the potential for the resumption of normal attrition, there can be no assurance that the Company will be able to continue to meet its hiring requirements.

     Pilot Training

          The   Company   has  entered  into  agreements  with   Pan   Am
International Flight Academy ("PAIFA"), which allow the Company to train CRJ, J-41 and 328JET pilots at PAIFA's facility near Washington-Dulles. In 2001, PAIFA relocated its Washington-Dulles operations to a new training facility housing two CRJ simulators, a 328JET simulator, and a J-
41  simulator  near  the Company's Washington-Dulles  headquarters.   The
Company has agreements to purchase an annual minimum number of CRJ and J-41 simulator training hours at agreed rates, through 2010 for the CRJ, and 2002 for the J-41. The Company's payment obligations for CRJ and J-41 simulator usage over the remaining years of the agreements total approximately $12.5 million.

          In 2001, a simulator provision and service agreement between PAIFA, CAE Schreiner and the Company was executed and 328JET training commenced at the PAIFA facility. Under this agreement, the Company has committed to purchase all of its 328JET simulator time from PAIFA at agreed upon rates, with no minimum number of simulator hours guaranteed. A second 328JET simulator is scheduled for installation at the Washington-Dulles PAIFA simulator facility in July 2002.

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

          The Company's ACA subsidiary holds a certificate of public convenience and necessity, issued by the DOT, that authorizes it to conduct scheduled and charter air transportation of persons, property and mail between all points in the United States, its territories and possessions. In addition, ACA may conduct charters to points outside the United States, subject to obtaining any necessary authority from any foreign country to be so served. This certificate requires that ACA maintain DOT-prescribed minimum levels of insurance, comply with all applicable statutes and regulations and remain continuously "fit" to engage in air transportation. In addition to this authority, ACA is authorized to engage in air transportation between the United States and Canada.

          The Company's ACJet subsidiary also holds a certificate of public convenience and necessity, issued by the DOT, that authorizes it to conduct scheduled and charter air transportation of persons, property and mail between all points in the United States, its territories and possessions. On July 1, 2001, the Company combined the operations of its ACJet subsidiary into the operations of Atlantic Coast Airlines. ACJet is now a dormant company with its only assets being its DOT and FAA air carrier operating certificates. The certificates issued to ACJet are subject to revocation for dormancy as of July 1, 2001.

          Based on conditions in the industry, or as a result of Congressional directives or statutes, the DOT from time to time proposes and adopts new regulations or amends existing regulations that may impose additional regulatory burdens and costs on the Company. In addition, air carriers may volunteer to impose new or additional requirements on themselves to address Congressional concerns or concerns expressed by the public, such as passenger rights initiatives. Imposition of new laws and regulations on air carriers or agreement on voluntary initiatives could increase the cost of operation and or limit carrier management discretion.

          Safety. The FAA extensively regulates the safety-related activities of air carriers. The Company is subject to the FAA's jurisdiction with respect to aircraft maintenance and operations, equipment, ground facilities, flight dispatch, communications, training, weather observation, flight personnel, airport security, the transportation of hazardous materials and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires that airlines under its jurisdiction obtain an operating certificate and operations specifications for the particular aircraft and types of operations conducted by such airlines. The Company's ACA subsidiary possesses an operating certificate and related authorities issued by the FAA authorizing it to conduct operations with turboprop and turbojet equipment. The Company, like all carriers, requires specific FAA authority to add aircraft to its fleet. ACA's authority to conduct operations is subject to suspension, modification or revocation for cause. The FAA has authority to bring proceedings to enforce its regulations, which proceedings may result in civil or criminal penalties or revocation of operating authority.

          The Company's ACJet subsidiary was issued by the FAA an operating certificate and related authorities authorizing it to conduct operations with turbojet equipment. On July 1, 2001, the Company combined the operations of its ACJet subsidiary into the operations of Atlantic Coast Airlines.

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

          In order to ensure the highest level of safety in air transportation, the FAA has authority to issue maintenance directives and other mandatory orders. These relate to, among other things, the inspection of aircraft and the mandatory removal and replacement of parts or structures. In addition, the FAA from time to time amends its regulations and such amended regulations may impose additional regulatory burdens on the Company, such as the required installation of new safety-related items. Depending upon the scope of the FAA's orders and amended regulations, these requirements may cause the Company to incur substantial, unanticipated expenses that may not be reimbursable under the Company's marketing agreements. The FAA enforces its maintenance regulations by the imposition of civil penalties, which can be substantial.

          On November 19, 2001 the President signed into law the Aviation and Transportation Security Act (the "Security Act"). The Security Act requires heightened passenger, baggage and cargo security measures to be adopted as well as enhanced airport security procedures. The Security Act created the Transportation Security Administration ("TSA") that has taken over the responsibility for conducting the screening of passengers and their baggage at the nation's airports as of February 17, 2002. The activities of the TSA are to be funded in part by the application of a $2.50 per passenger enplanement security fee (subject to a maximum of $5.00 per one way trip) and payment by all passenger carriers of a sum not exceeding each carrier's passenger and baggage screening cost incurred in calendar year 2000. The TSA is charged to have equipment in operation by the end of 2002 to be able to electronically screen all checked passenger baggage with explosive detection systems. The TSA is also required to deploy federal air marshals on an increased number of passenger flights.

          The Security Act imposes new and increased requirements for air carrier employee background checks and additional security training of flight and cabin crew personnel. These additional and new requirements may increase the security related costs of the Company. The Security Act also mandates and the FAA has adopted new rules requiring the strengthening of cockpit doors, some of the costs of which may be reimbursed by the FAA. The Company has completed level one fortification of its cockpit doors on all of its aircraft as of November 15, 2001. The FAA has mandated additional cockpit door modifications that will result in additional costs. The Company intends to apply for reimbursement of these costs and other security costs for which the FAA has established a cost reimbursement program. There is no guarantee that the Company will be reimbursed in full for the cost of these modifications. New passenger and baggage screening requirements have caused disruptions in the flow of passengers through airports and in some cases delayed airline operations. The Company may experience security-related disruptions in the future, including reduced passenger demand for air travel, but believes that its exposure to such disruptions is not greater than that faced by other providers of regional air carrier services.

          Although the TSA has taken over the former responsibilities of the air carriers for the screening of all passengers and baggage, the FAA continues to require air carriers to adopt and enforce procedures designed to safeguard property, and ensure airport and aircraft to protect against terrorist acts. The FAA, from time to time, imposes additional security requirements on air carriers and airport authorities based on specific threats or world conditions or as otherwise required. The FAA has issued a number of security directives following the September 11 terrorist attacks, and the Company has adjusted its security procedures on numerous occasions in response to these directives. The Company incurs substantial expense in complying with current security requirements and it cannot predict what additional security requirements may be imposed in the future or the cost of complying with such requirements.

          Associated with the FAA's security responsibility is its program to ensure compliance with rules regulating the transportation of hazardous materials. The Company has policies against accepting hazardous materials or other dangerous goods for transportation. Employees of the Company are trained in the recognition of hazardous materials and dangerous goods through an FAA approved training course. The Company may ship aircraft and other parts and equipment, some of which may be classified as hazardous materials, using the services of third party carriers, both ground and air. In acting in the capacity of a shipper of hazardous materials, the Company must comply with applicable regulations. The FAA enforces its hazardous material regulations by the imposition of civil penalties, which can be substantial.

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

          Federal law establishes maximum aircraft noise and emissions limits. At the present time, all of the aircraft operated by the Company comply with all applicable federal noise and emissions regulations. Federal law generally preempts airports from imposing unreasonable local noise rules that restrict air carrier operations. However, under certain circumstances airport operators may implement reasonable and nondiscriminatory local noise abatement procedures, which procedures could impact the ability of the Company to serve certain airports, particularly in off-peak hours.

     Seasonality

           Seasonal factors such as winter snowstorms, thunderstorms, and hurricanes have the ability to affect the Company's departures, completion factor, profitability and cash generation. As a whole, the Company's principal geographic areas of operations usually experience more adverse weather during the year as compared to other geographical regions, causing a greater percentage of the Company's and other airlines' flights to be canceled.

Item 2.        Properties

     Leased Facilities

          Airports

           The Company leases gate and ramp facilities at most of the airports ACA serves and leases ticket counter and office space at those locations where ticketing is handled by Company personnel. Payments to airport authorities for ground facilities are generally based on a number of factors, including space occupied as well as flight and passenger volume. The Company occupies a 69,000 square foot passenger concourse at Washington-Dulles dedicated solely to regional airline operations. The 36-gate concourse, designed to support the Company's United Express operation, is owned by the Metropolitan Washington Airports Authority and leased to the Company under a 15-year lease.

          Corporate Offices

           In December 2000, the Company moved into a newly built three-story office building encompassing 77,000 square feet of space under a ten year operating lease. This new facility houses the executive, administrative and system control departments. The Company's previously leased headquarters facility, comprised of 79,000 square feet, has been transformed into an employee training and services center. The Company renegotiated this lease for a new seven-year term expiring in January 2008. Together, these two properties will provide the necessary facilities for the Company's continued growth.

          Maintenance Facilities

           The FAA's safety regulations mandate periodic inspection and maintenance of commercial aircraft. The Company performs most line maintenance, service and inspection of its aircraft and engines at its maintenance facilities using its own personnel.

           The Company performs maintenance functions at its 112,000 square foot aircraft maintenance facility at Washington-Dulles airport, and at its 34,000 square foot hangar facility in Columbia, SC. The Washington-Dulles facility is comprised of 60,000 square feet of hangar space and 52,000 square feet of support space and includes hangar, shop and office space necessary to maintain the Company's fleet. In addition to these facilities, the company performs maintenance functions and maintains leased hangar space at LaGuardia Airport in New York, Logan Airport in Boston, O'Hare International Airport in Chicago, and Cincinnati Northern Kentucky International Airport.

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

Item 4.        Submission of Matters to a Vote of Security Holders

          No matter was submitted during the fiscal quarter ended
December 31, 2001, to a vote of the security holders of the Company through the solicitation of proxies or otherwise.

                                 PART II

Item   5.         Market  for  Registrant's  Common  Equity  and  Related
Stockholder Matters

           The Company's common stock, par value $.02 per share (the "Common Stock"), is traded on the NASDAQ National Market ("NASDAQ/NM") under the symbol "ACAI". Trading of the Common Stock commenced on July 21, 1993.

           The following table sets forth the reported high and low closing sale prices of the Common Stock on the NASDAQ/NM for the periods indicated:

     2000                                 High                  Low
     First  quarter                      $12.97                $8.31
     Second quarter                      $16.00               $11.99
     Third quarter                       $18.49               $13.00
     Fourth quarter                      $21.38               $13.53

     2001
     First quarter                       $23.50               $18.25
     Second quarter                      $29.99               $20.75
     Third quarter                       $29.16               $10.03
     Fourth quarter                      $24.94               $13.61

     2002
     First quarter                       $29.21               $23.05
         (through March 1, 2002)

           As of March 1, 2002, the closing sales price of the Common Stock on NASDAQ/NM was $27.25 per share and there were approximately 166 holders of record of Common Stock.

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

          The Company's Board of Directors has approved the purchase of up to $40 million of the Company's outstanding common stock in open market or private transactions. As of March 1, 2002, the Company has purchased 2,128,000 shares of its common stock at an average price of $8.64 per share. The Company has approximately $21.6 million remaining of the $40 million authorization. The Company did not repurchase shares of its common stock during fiscal 2001.

Item 6.        Selected Financial Data

           The following selected financial data under the captions "Consolidated Financial Data" and "Consolidated Balance Sheet Data" relating to the years ended December 31, 1997, 1998, 1999, 2000 and 2001 have been derived from the Company's consolidated financial statements. The following selected operating data under the caption "Selected Operating Data" have been derived from Company records. The data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                   SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
                     (Dollars in thousands, except per share amounts and
                             operating data)

Consolidated Financial Data:          Years  ended December 31,

                                 1997    1998   1999      2000     2001

Operating revenues:
  Passenger revenues        $202,540 $285,243 $342,079 $442,695 $577,604
  Other revenues               2,904    4,697    5,286    9,831    5,812
  Total operating revenues   205,444  289,940  347,365  452,526  583,416
Operating expenses:
  Salaries and related costs  49,661   68,135   84,554  107,831  164,446
  Aircraft fuel               17,766   23,978   34,072   64,433   88,308
  Aircraft maintenance and    16,860   22,730   24,357   36,750   48,478
    materials
  Aircraft rentals            29,570   36,683   45,215   59,792   90,323
  Traffic commissions and     32,667   42,429   54,521   56,623   15,589
    related fees
  Facility rents and landing  10,376   13,475   17,875   20,284   32,025
    fees
  Depreciation and             3,566    6,472    9,021   11,193   15,353
    amortization
  Other                       16,035   23,347   28,458   42,537   61,674
  Aircraft early retirement      -       -        -      28,996   23,026
    charges  (1)
  Total operating expenses   176,501  237,249  298,073  428,439  539,222
Operating income              28,943   52,691   49,292   24,087   44,194
Other income (expense):
 Interest expense            (3,450)  (4,207)  (5,614)  (6,030)  (4,832)
  Interest income              1,284    4,145    3,882    5,033    7,500
  Debt conversion expense (2)     -   (1,410)      -         -        -

  Government compensation (3)     -       -        -         -     9,710
  Other income (expense), net     62      326     (85)    (278)      263
Total other expense, net     (2,104)  (1,146)  (1,817)  (1,275)   12,641

Income before income tax
expense and cumulative
   effect of accounting       26,839   51,545   47,475   22,812   56,835
   change
Income tax provision          12,339   21,133   18,319    7,657   22,513

Income before cumulative
effect of accounting change   14,500   30,412   29,156   15,155   34,322

Cumulative effect of             -       -       (888)       -        -
  accounting change, net (4)
Net income                   $14,500  $30,412  $28,268  $15,155  $34,322

   (Dollars in thousands, except per share amounts and operating data)

                                    Years ended December 31,
                            1997        1998       1999        2000       2001
Income per share:
  Basic:
    Income before           $0.47       $.84       $.77        $.38       $.79
      cumulative effect of
      accounting change
    Cumulative effect of        -          -     (0.02)           -          -
      accounting change
  Net income per share (5)  $0.47       $.84       $.75        $.38       $.79

  Diluted:
    Income before           $0.40       $.71       $.68        $.36       $.76
      cumulative effect of
      accounting change
    Cumulative effect of        -          -     (0.02)           -          -
      accounting change
  Net income per share (5)  $0.40       $.71       $.66        $.36       $.76

Weighted average number
   of shares used
   in computation  (in     31,294     36,256     37,928      40,150     43,434
   thousands) (5)          39,024     44,372     44,030      43,638     45,210
      Basic
      Diluted

Selected Operating Data:
    Departures            146,069    170,116    186,571     199,050    235,794
    Revenue passengers  1,666,975  2,534,077  3,234,713   3,778,811  4,937,208
      carried
    Revenue passenger     419,977    792,934  1,033,912   1,271,273  1,895,152
      miles (000s) (6)
    Available seat miles  861,222  1,410,763  1,778,984   2,203,839  3,292,798
      (000s) (7)
    Passenger load          48.8%      56.2%      58.1%       57.7%      57.6%
      factor (8)
    Revenue per            $0.239     $0.206     $0.195      $0.205     $0.177
      available seat mile
    Cost per available     $0.205     $0.168     $0.168      $0.181     $0.157
      seat mile (9)
    Average yield per      $0.482     $0.360     $0.331      $0.348     $0.305
      revenue passenger mile
      (10)
    Average passenger         252        313        320         336        384
      trip length (miles)
    Aircraft in service        65         74         84         105        117
      (end of period)
    Destinations served        43         53         51          53         64
      (end of period)

Consolidated Balance
Sheet Data:
    Working capital       $45,028    $68,130    $60,440      $72,018  $138,659
    Total assets          148,992    227,626    293,753      382,700   452,425
    Long-term debt and
    capital leases, less   76,145     64,735     92,787       67,089    60,643
      current portion
    Total stockholders'    34,805    110,377    125,524      168,173   221,300
      equity

1. In 2001, the Company recorded an operating charge of $23,537,000 ($14,005,000 net of income tax benefits) for the non-discounted value of future lease and other costs associated with the early retirement of nine J-41 turboprop aircraft. In 2000, the Company recorded an operating charge of $28,996,000 ($17,398,000 net of income tax benefits) for the present value of future lease and other costs associated with the early retirement of 28 J-32 turboprop aircraft. Upon completion of the J-32 retirement plan in 2001, the Company reversed $500,000 of the original 2000 operating charge in 2001.

2. In connection with the induced conversion of a portion of the 7% Convertible Subordinated Notes, the Company recorded a non-cash, non-operating charge of approximately $1.4 million in 1998.

3. In 2001, the Company recognized $9.7 million as non-operating income under the Air Transportation Safety and System Stabilization Act, signed into law by President Bush on September 22, 2001.

4. In 1999, the Company recorded a charge of $888,000 for the cumulative effect, net of income taxes, of a change in accounting for preoperating costs in connection with the implementation of Statement of Position 98-5.

5. All per share calculations have been restated to reflect 2-for-1 common stock splits effected as dividends distributed on May 15, 1998 and February 23, 2001.

6. "Revenue passenger miles" or "RPMs" represent the number of miles flown by revenue passengers.

7. "Available seat miles" or "ASMs" represent the number of seats available for passengers multiplied by the number of scheduled miles the seats are flown.

8. "Passenger load factor" represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.

9. "Operating cost per available seat mile" or "CASM" represents total operating expenses, excluding aircraft early retirement charges, divided by available seat miles.

10. "Average yield per revenue passenger mile" represents the average passenger revenue received for each mile a revenue passenger is carried.

Item  7.         Management's  Discussion  and  Analysis  of  Results  of
Operations                    and Financial Condition

General

           Atlantic Coast Airlines Holdings, Inc. ("ACAI") operates through its wholly owned subsidiary, Atlantic Coast Airlines ("ACA"). In 2001, the Company recorded net income of $34.3 million compared to $15.2 million for 2000, and $28.3 million for 1999. The 2001 results include a restructuring charge of $13.7 million, net of income taxes, related to the planned early retirement of nine leased 29-seat J-41 turboprop
aircraft   and   $5.8  million,  net  of  income  taxes,  in   government
compensation received pursuant to the Air Transportation Safety and System Stabilization Act ("Stabilization Act") signed by the President of
the  United  States  in  September 2001.   The  2000  results  include  a
restructuring charge of $17.4 million, net of income taxes, related to the early retirement of 28 leased 19-seat J-32 turboprop aircraft and non-recurring tax credits of $1.4 million. The 1999 net results include the cumulative effect of an accounting change, net of income taxes, of $888,000 related to the adoption of Statement of Position 98-5, which
resulted   in  the  write-off  of  remaining  unamortized  regional   jet
implementation  costs.   Excluding these unusual items,  net  income  for
2001, 2000 and 1999 would have been $42.2 million, $31.1 million, and $29.2 million, respectively. For 2001, the Company's available seat miles ("ASM") increased 49% with the addition of 19 Canadair Regional Jet ("CRJ") aircraft and 15 Fairchild Dornier 328JET ("328JET") aircraft, net
of  the  reduction of 21 J-32 turboprop aircraft during  the  year.   The
number of total passengers increased 31%, and revenue passenger miles ("RPM") increased 49%.

Results of Operations

           The Company's net income was $34.3 million (including a $23.0 million pre-tax operating charge related to the early retirement of nine J-41 turboprop aircraft and $9.7 million in pre-tax income for government compensation) or $.76 per diluted share in 2001 compared to $15.2 million (including a $29.0 million pre-tax operating charge related to the early retirement of 28 J-32 turboprop aircraft) or $.36 per diluted share in 2000, and $28.3 million or $.66 per diluted share in 1999. During 2001, the Company generated operating income of $44.2 million (including a $23 million operating charge related to the early retirement of nine J-41 turboprop aircraft), compared to $24.1 million for 2000 (including a $29 million pre-tax operating charge related to the early retirement of 28 J-32 turboprop aircraft) and $49.3 million for 1999. Excluding the aircraft early retirement charges in 2001 and 2000, operating margins for 2001, 2000 and 1999 were 11.5%, 11.7% and 14.2% respectively.

          Results for 2001 include special pre-tax government compensation of $9.7 million arising from the Stabilization Act. The Stabilization Act provides cash grants to commercial air carriers as compensation for direct and incremental losses resulting from the attacks of September 11, 2001 and incurred from that date through December 31, 2001.

           The 83.5% increase in operating income from 2000 to 2001 is a reflection of the 49.4% increase in available seat miles coupled with a 13.7% decrease in revenue per available seat mile and a 13.3% decrease in the cost per available seat mile. Additionally, the 2001 aircraft early retirement charge of $23 million was $6 million less than the aircraft early retirement charge in 2000. Revenue and cost per available seat mile have decreased as the turboprop aircraft are retired and the Company utilizes more regional jets.

          The 51.1% decrease in operating income from 1999 to 2000 is a reflection of the J-32 retirement charge of $29 million. Excluding this charge, operating income increased 7.7%, which reflects a 5.1% increase in unit revenue (total revenue per ASM) from $0.195 to $0.205, an increase of 7.7% in unit costs (cost per ASM) from $0.168 to $.181 and a 23.9% increase in ASM's.

Fiscal Year 2000 vs. 2001

     Operating Revenues

          The Company's operating revenues increased 28.9% to $583.4 million in 2001 compared to $452.5 million in 2000. The increase resulted primarily from a 49.4% increase in ASMs to 3.3 billion as well as a 9.9% increase in revenue per departure to $2,452. Revenue in 2001 was recognized primarily under fee-for-service agreements as compared to a combination of a proration-of-fare agreement and a fee-for-service agreement in 2000. Revenue for 2001 also included an additional $3.8 million attributable to routine subsequent period sampling adjustments to prior billed tickets under the Company's former proration-of-fare arrangement. The Company believes that it will no longer experience revenue adjustments attributable to its former proration-of-fare arrangements. The increase in ASMs reflects the addition of 19 CRJ aircraft and 15 328JET aircraft in 2001, and the full year effect in 2001 of adding 14 CRJ aircraft and 14 328JET aircraft during 2000, offset by the removal of 21 J-32 aircraft during 2001. Revenue passengers increased 30.7% in 2001 compared to 2000, which combined with the increase in the average passenger stage length resulted in a 49.1% increase in RPMs.

          The 40.8% decrease in other revenues year over year reflects a $1.8 million decrease in revenue from package and mail delivery and a $1.4 million decrease in United employee ticket revenue. The decrease reflects the fact that these revenues are no longer earned by the Company as a result of the restatement of the United Express agreement, which went into effect on December 1, 2000.

     Operating Expenses

          Excluding the $23 million and $29 million aircraft early retirement charge in 2001 and 2000, respectively, the Company's operating expenses increased 29.2% to $516.2 million in 2001 compared to $399.4 million in 2000. This increase was due primarily to: a 52.5% increase in total salary costs, a 51.1% increase in aircraft rentals, a 57.9% increase in facility rents and landing fees and a 49.4% increase in ASMs. These increases reflect the addition of 34 regional jet aircraft in 2001, and the retirement of 21 J-32s during 2001.

          A summary of operating expenses as a percentage of operating revenue and operating cost per ASM for the years ended December 31, 2000 and 2001 is as follows:

                              Year Ended December 31,
                              2000              2001

                        Percent   Cost     Percent   Cost
                          of                  of
                       Operating  Per ASM  Operating Per ASM
                        Revenues  (cents)  Revenues  (cents)

Salaries  and   related  23.8%      4.9     28.2%      5.0
  costs
Aircraft fuel            14.2%      2.9     15.1%      2.7

Aircraft    maintenance   8.1%      1.7      8.3%      1.5
  and materials
Aircraft rentals         13.2%      2.7     15.5%      2.7

Traffic commissions and  12.5%      2.6      2.7%       .5
  related fees
Facility   rents and      4.5%       .9      5.5%      1.0
  landing fees
Depreciation and          2.5%       .5      2.6%       .4
  amortization
Other                     9.5%      1.9     10.6%      1.9
Aircraft  early           6.4%      1.3      3.9%       .7
retirement charge

    Total                94.7%     19.4     92.4%     16.4

          Costs per ASM decreased 15.5% to 16.4 cents in 2001 compared to
19.4 cents for 2000. The main factors contributing to the decrease were a 49.4% increase in ASMs and a 72.5% decrease in the year-over-year traffic commissions and related fees. The decrease in traffic commissions and related fees reflects the fact that many of these fees are no longer borne by the Company as a result of the restatement of the United Express agreement, which went into effect on December 1, 2000. Excluding the aircraft early retirement charge in both 2001 and 2000, costs per ASM decreased 13.3% to 15.7 cents during 2001 compared to 18.1 cents for 2000.

          Salaries and related costs per ASM increased 2.0% to 5.0 cents in 2001 compared to 4.9 cents in 2000. In absolute dollars, salaries and related expenses increased 52.5% from $107.8 million in 2000 to $164.4 million in 2001. The increase primarily resulted from the net addition of 557 full and part time employees during 2001 to support the 34 regional jet aircraft added during 2001, an accrual of $2.9 million recorded in 2001 reflecting estimated costs for additional company contributions which may be made to the Company's 401(k) plan to address operational defects found in the plan, and $1.8 million in executive compensation related to deferred compensation benefits being provided to senior executive officers.

          The cost per ASM of aircraft fuel decreased to 2.7 cents in 2001 compared to 2.9 cents in 2000. The total average price per gallon of fuel decreased 11.7% to 98 cents in 2001 compared to $1.11 in 2000.
In absolute dollars, aircraft fuel expense increased 37.1% from $64.4 million in 2000 to $88.3 million in 2001, reflecting a 27.3% increase in block hours and the higher fuel consumption per hour of regional jet aircraft versus turboprop aircraft which resulted in a 21.6% increase in the system average burn rate (gallons used per block hour flown).

          The cost per ASM of aircraft maintenance and materials decreased to 1.5 cents in 2001 compared to 1.7 cents in 2000. In absolute dollars, aircraft maintenance and materials expense increased 31.9% from $36.8 million in 2000 to $48.5 million in 2001. The increased expense resulted from the increase in the size of the total fleet, the continual increase in the average age of the J-41 turboprop fleet and the gradual expiration of manufacturer's warranties on the CRJs.

          The cost per ASM of aircraft rentals remained the same at 2.7 cents in 2001 and 2000. During 2001, the Company took delivery of 34 additional regional jet aircraft, all of which were lease financed. In absolute dollars, aircraft rental expense increased 51.1% to $90.3 million as compared to $59.8 million in 2000 due to the additional regional jet aircraft added to the fleet.

          The cost per ASM of traffic commissions and related fees decreased to .5 cents in 2001 as compared to 2.6 cents in 2000. In absolute dollars, traffic commissions and related fees decreased 72.5% to $15.6 million in 2001 from $56.6 million in 2000. The decrease reflects the fact that many of these fees are no longer borne by the Company as a result of the restatement of the United Express agreement, which went into effect on December 1, 2000. Under the restated agreement, the Company is now only responsible for fees associated with the major airline Computer Reservation Systems.

          The cost per ASM of facility rent and landing fees increased to
1.0 cents for 2001 from .9 cents for 2000. In absolute dollars, facility rent and landing fees increased 57.9% to $32 million for 2001 from $20.3 million in 2000. The increase in absolute dollars for facility rent and landing fees is a result of an 18.5% increase in the number of departures, the heavier landing weight of the regional jets and the lease of the Company's new corporate headquarters building commencing on December 1, 2000.

          The cost per ASM of depreciation and amortization decreased slightly to 0.4 cents for 2001 from 0.5 cents in 2000. In absolute dollars, depreciation and amortization expense for 2001 increased 37.2% to $15.4 million from $11.2 million in 2000. The absolute increase results in part from additional expenditures for rotable spare parts, engines and aircraft improvements.

          The cost per ASM of other operating expenses remained the same at 1.9 cents for 2001 and 2000. In absolute dollars, other operating expenses increased 45% to $61.7 million for 2001 from $42.5 million in 2000. The increased costs result primarily from a 200% increase in the cost of passenger insurance, a 96.4% increase in the cost of hull insurance, and the 30.7% increase in revenue passengers which resulted in higher passenger handling costs, training expenses and crew accommodation costs for new flight crews to support additional aircraft and stations. The Company expects pilot training and crew accommodation costs to continue to increase as the remaining firm ordered CRJ and 328JET aircraft are received. Under the Stabilization Act, the government subsequently authorized air carriers to apply for reimbursement for increased insurance costs incurred during the period October 1, 2001 to October 30, 2001, and the Company applied for, received, and recorded as a reduction to insurance expense $652,000 in such reimbursements. This amount was based on costs incurred during the period, and no other insurance reimbursements are anticipated.

          In 2001, the Company recorded an operating charge of 0.7 cents per ASM for costs associated with the early retirement of nine J-41 turboprop aircraft, as compared to 1.3 cents per ASM in 2000 for costs associated with the early retirement of 28 J-32 turboprop aircraft. In absolute dollars, the amount of the charge was $23 million in 2001 compared to $29 million in 2000. The retirement of the J-32 fleet was completed by December 31, 2001 and the Company reversed $500,000 of the 2000 charge. Nine of the J-41 turboprop aircraft are expected to be retired in 2002, with the remaining 22 aircraft to be retired by December 31, 2003.

     Other Income (Expense)

          Interest expense decreased from $6 million in 2000 to $4.8 million in 2001. The decrease is the result of the full year effect of the impact of the conversion of the Company's 7% notes into equity during the first half of 2000.

          Interest  income  increased from $5 million  in  2000  to  $7.5 million in 2001. This is primarily the result of the Company's significantly higher cash balances during 2001 as compared to 2000 offset partially by lower rate of return on short-term investments in 2001.

          On September 22, 2001, President Bush signed into law the Stabilization Act. The Stabilization Act provides cash grants to commercial air carriers as compensation for (1) direct losses incurred beginning with the terrorist attacks on September 11, 2001 as a result of any FAA mandated ground stop order issued by the Secretary of Transportation (and for any subsequent order which continues or renews such a stoppage), and (2) incremental losses incurred during the period beginning September 11, 2001 and ending December 31, 2001 as a direct result of such attacks. The Company is entitled to receive cash grants under these provisions. The exact amount of the Company's compensation will be based on the lesser of actual losses incurred or a statutory limit based on the total amount allocable to all airlines. This total amount is not yet determinable because the statutory limit is subject to information not yet released by the government. The Company has received $9.7 million in government compensation, which is the government's estimate of approximately 85% of the Company's allocation based on preliminary data. The Company has received $9.7 million in cash grants under these provisions recognized as non-operating income under "government compensation" for the third and fourth quarters 2001. This amount was the government's estimate of approximately 85% of amount due to the Company based on preliminary data. The exact amount of the Company's compensation will be based on the lesser of actual losses incurred or a statutory limit based on the total amount allocable to all airlines. This exact amount is not yet determinable because the statutory limit is subject to information not yet released by the federal government. As such, the Company is unsure if it will be entitled to any further government compensation under this program and will recognize any remaining payments as non-operating income during the period it is determined the Company is entitled to such amounts. All amounts received as government compensation are subject to audit and adjustment by the federal government.

          The Company recorded a provision for income taxes of $22.5 million for 2001, compared to a provision for income taxes of $7.7 million in 2000. The 2001 effective tax rate was approximately 39.6% as compared to the 2000 effective tax rate of approximately 33.6%. This increase is primarily due to a favorable state income tax ruling in 2000 resulting in the application of one time state tax credits, and the realization of certain tax benefits that were previously reserved, which together reduced income tax expense by approximately $1.4 million for 2000. The effective tax rates reflect non-deductible permanent differences between taxable and book income.

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

     Operating Expenses

          Excluding the $29.0 million aircraft early retirement charge, the Company's operating expenses increased 34.0% to $399.4 million in 2000 compared to $298.1 million in 1999. This increase was due primarily to: an 89% increase in total fuel costs as a result of a 49% increase in the average price per gallon of jet fuel, coupled with a 20% increase in the average fuel burn rate to 222 gallons per hour; a 23.9% increase in ASMs; and expenses for the certification and start up of the ACJet operation. The increase in ASMs, passengers and burn rates reflects the addition of fourteen CRJs and fourteen 328JETs into scheduled service, net of the retirement of seven J-32s during 2000.

          A summary of operating expenses as a percentage of operating revenue and operating cost per ASM for the years ended December 31, 1999 and 2000 is as follows:

                                Year Ended December 31,
                                1999                2000
                        Percent of  Cost     Percent of   Cost
                        Operating  per ASM   Operating   per ASM
                         Revenues  (cents)   Revenues    (cents)

Salaries  and   related    24.3%     4.8     23.8%          4.9
  costs
Aircraft fuel               9.8%     1.9     14.2%          2.9
Aircraft    maintenance     7.0%     1.4      8.1%          1.7
  and materials
Aircraft rentals           13.0%     2.5     13.2%          2.7
Traffic commissions and    15.7%     3.1     12.5%          2.6
  related fees
Facility   rents and        5.2%     1.0      4.5%           .9
  landing fees
Depreciation and            2.6%      .5      2.5%           .5
  amortization
Other                       8.2%     1.6      9.5%          1.9
Aircraft early                 -      -       6.4%          1.3
  retirement charge

    Total                  85.8%     16.8    94.7%         19.4

          Costs per ASM increased 15.5% to 19.4 cents in 2000 compared to
16.8 cents for 1999. The main factors contributing to the increase were a 49% increase in the year over year price per gallon of jet fuel, the expenses associated with the certification and start-up of ACJet, flight crew training costs, and the aircraft early retirement charge. Excluding the aircraft early retirement charge, costs per ASM increased 7.7% to
18.1 cents during 2000 compared to 16.8 cents for 1999.

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

          The cost per ASM of facility rents and landing fees decreased to .9 cents for 2000 from 1.0 cent for 1999. In absolute dollars, facility rent and landing fees increased 13.5% to $20.3 million for 2000 from $17.9 million in 1999. The increase in absolute dollars for facility rent and landing fees is a result of a 6.7% increase in the number of departures, and the heavier landing weight of the regional jets.

          The cost per ASM of depreciation and amortization remained the same at 0.5 cents for 2000 and 1999. In absolute dollars, depreciation and amortization expense for 2000 increased 24.1% to $11.2 million from $9 million in 1999. The absolute increase results in part from the full year effect of purchasing two CRJ aircraft and rotable spare parts in 1999 for approximately $59 million.

          The cost per ASM of other operating expenses increased to 1.9 cents for 2000 from 1.6 cents in 1999. In absolute dollars, other operating expenses increased 49.5% to $42.5 million for 2000 from $28.5 million in 1999. The increased costs result primarily from the 16.8% increase in revenue passengers which resulted in higher passenger handling costs, training expenses for new flight crews, and expenses for ACJet pre-operating activities.

          In 2000, the Company recorded an operating charge of 1.3 cents per ASM for costs associated with the early retirement of 28 J-32 turboprop aircraft. In absolute dollars, the amount of the charge was $29 million. The charge included the estimated cost of contractual obligations to meet aircraft return conditions as well as a lease termination fee. The retirement of the J-32 fleet was completed on December 31, 2001.

          Other Income (Expense)

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

Outlook and Business Risks

          This Outlook and Business Risks section and the Liquidity and Capital Resources section below contain forward-looking statements. The Company's actual results may differ materially. Factors that could cause the Company's future results to differ materially from the expectations described here include the costs and other effects of enhanced security measures and other possible government orders; changes in and satisfaction of regulatory requirements including requirements relating to fleet expansion; changes in levels of service agreed to by the Company with its code share partners due to market conditions; the ability of these partners to manage their operations and cash flow; the ability and willingness of these partners to continue to deploy the Company's aircraft and to utilize and pay for scheduled service at agreed rates; the ability of these partners to force changes in rates; increased cost and reduced availability of insurance; changes in existing service; final calculation and auditing of government compensation; unexpected costs or delays in the implementation of new service; adverse weather conditions; satisfactory resolution of union contracts becoming amendable during 2002 with the Company's aviation maintenance technicians and ground service equipment mechanics, and the Company's flight attendants; ability to hire and retain employees; availability and cost of funds for financing new aircraft; the ability of Fairchild Dornier to fulfill its contractual obligations to the Company, and of Bombardier and Fairchild Dornier to deliver aircraft on schedule; airport and airspace congestion; ability to successfully retire turboprop aircraft; flight reallocations and potential service disruptions due to labor actions by employees of Delta Air Lines or United Airlines; general economic and industry conditions; and additional acts of war. The statements in this Annual Report are made as of March 29, 2002 and the Company undertakes no obligation to update any of the forward-looking information included in this release, whether as a result of new information, future events, changes in expectations or otherwise.

          The events of September 11, together with the slowing economy throughout 2001, have significantly affected the U.S. airline industry. These events have resulted in changed government regulation, declines and shifts in passenger demand, increased insurance costs and tightened credit markets which continue to affect the operations and financial condition of participants in the industry including the Company, its code share partners, and aircraft manufactures. These circumstances have raised substantial risks and uncertainties, including those discussed below, which may impact the Company, its code share partners, and aircraft manufacturers, in ways that the Company is not currently able to predict.

          The Company provides service for its Delta Connection operations exclusively with regional jets and is continuing its transformation of
its existing United Express  operation to an all regional jet fleet.   In
addition to the 60 CRJs and 33 328JETs in service as of March 1, 2002, the Company has firm orders for an additional 36 CRJs from Bombardier Inc. and 32 328JETs from Fairchild Dornier, with option orders for 80 CRJs and 81 328JETs, and long-term marketing agreements with United and Delta to fly the firm ordered jet aircraft in United Express and Delta Connection service. Under these agreements, the Company is dependent on United and Delta for substantially all of its revenue and for providing support services necessary to operate its aircraft, and is dependent on Bombardier and Fairchild for providing aircraft expected to support the Company's future growth and for other support described in this report on Form 10-K. Business or operational difficulties, liquidity problems or bankruptcy of any of these entities could materially impact the Company's operations and financial condition.

          The slowing economy in 2001 and the terrorist attacks of September 11 have resulted in both United and Delta changing how the Company's regional jet aircraft are utilized. In the past, regional jets were primarily deployed to open new long, thin routes and to replace some turboprop service in higher traffic markets. With the fleet reductions of older, higher cost narrow body aircraft by United and Delta, the Company has been replacing mainline service to select United markets from Chicago and added mainline complementary service on numerous other routes. For Delta, the Company is currently operating hubs at New York's LaGuardia airport, Boston's Logan airport, and Cincinnati and Northern Kentucky International Airport.

          UAL Corporation, the parent of United, has disclosed that during the fourth quarter 2001 it began implementing a financial recovery plan that includes four planks: reducing the size of the airline and cutting capital and operating spending in line with that reduction, generating as much revenue as possible from each flight, working with its unions and other employee groups to find further labor savings and implementing a financing plan to support it through the execution of its financial recovery plan. UAL Corporation further disclosed that the impact of the events of September 11, 2001 on United and the sufficiency of its financial resources to absorb that impact are dependent on a number of factors, including United's success in implementing its financial recovery plan.

          Following September 11, United requested that the Company propose measures that it could take to assist in improving United's financial situation. The Company believes that United made a similar request to other suppliers and vendors. On December 31, 2001, the Company and United agreed on fee-per-departure rates to be utilized during 2002. In addition, in the context of reaching this agreement, the Company agreed to certain concessions that would benefit United by (1) settling various existing contract issues, (2) agreeing that United would not have to pay increased rates to reflect utilization changes in the fourth quarter of 2001, (3) agreeing to 2002 rates that require aggressive cost containment, and (4) reaffirming its commitment to retire the Company's J-41 turboprop aircraft. The Company determined that these concessions, which were favorable to United as compared to prior contractual arrangements and were designed to assist United in its financial recovery plan, were appropriate in light of the circumstances at the time.

          In late March 2002, United informed the Company that an essential component of its financial recovery plan includes obtaining cost reductions from its employees, suppliers and partners, and that United is seeking the Company's assistance in decreasing the cost of the Company's product and achieving cash flow improvements for United over the next 24 months. The Company has commenced discussions with United regarding opportunities for reducing its costs or creating value to address United's financial situation. The basis for, nature, timing
and extent of any such actions has  not  been agreed.   While the Company
has expressed its willingness to work with United to find mutually acceptable opportunities, the Company believes that it is not contractually obligated to make any such changes under the United
Express Agreements or the December 31, 2001 rate setting agreement.

          The Company's Delta Connection service commenced revenue service with 328JETs during the third quarter of 2000 and added CRJs during the fourth quarter of 2000. Approximately $7.8 million in start-up expenses from inception through commencement of revenue service were incurred, which were expensed as incurred. Delta is reimbursing the Company for $5.2 million of these costs, and the amounts are being recorded as revenue ratably through July 2003. As of December 31, 2001 the Company has recorded $2.0 million of this revenue.

          The chairman of Fairchild Dornier, the manufacturer of the 328JET, recently stated that it has an immediate and critical need for additional funding, and that it is in discussions with several potential strategic partners regarding proposed investments. The Company is unable to predict whether Fairchild Dornier will be successful in finding additional capital or in otherwise restructuring its finances, but believes that Fairchild Dornier may be forced to seek bankruptcy protection if it is unsuccessful in its efforts. In the event of a Fairchild Dornier bankruptcy, Fairchild Dornier could either sell, liquidate or reorganize some or all of its businesses, and in the event of a reorganization or sale of its businesses would have the right to assume or reject future contractual obligations. Should Fairchild Dornier be unable to deliver ordered 328JETS, the Company would reassess available alternatives in pursuing its growth strategy and possibly delay the Company's turboprop retirement plans, and adjust other plans discussed elsewhere in this Form 10-K relating to its 328JET aircraft.

          Fairchild Dornier has significant future obligations to the Company in connection with the order of 328JET aircraft. These include obligations: to deliver 32 firm ordered 328JETs and 81 additional option 328JETs with certain financing support; to pay the Company any difference between the lease payments, if any, received from the remarketing the of 26 J-41 aircraft leased by the Company and the lease payment obligations of the Company on those aircraft; to purchase five J-41 aircraft owned by the Company at their net book value at the time of retirement; to assume certain crew training costs; and, to provide spares, warranty, engineering, and related support. Fairchild Dornier has delayed the delivery of one 328JET that was scheduled to be delivered to the Company during the week of March 25, 2002 for reasons connected with its financing. The Company believes it has secured rights to Fairchild Dornier's equity interest in the delivered 328JETs that it may proceed against in the event that Fairchild Dornier fails to fulfill certain of these obligations.

          During the fourth quarter of 2001, the Company recorded a pre-tax aircraft early retirement charge of $23.5 million for the early retirement of nine leased Jetstream-41 turboprop aircraft, which the Company plans to remove from service prior to year-end 2002. The Company anticipates taking additional charges during 2002 of approximately $48.0 million pre-tax for the retirement of its remaining 29-seat Jetstream-41 turboprop aircraft. The undiscounted remaining lease obligations (net of the Company's estimate of the future sublease rentals) on the J-41 fleet after planned retirement dates in 2002 and 2003 are approximately $55 million and continue through 2010 and the book value of the five owned J-41 aircraft as of March 1, 2002 is $18.1 million. To the extent that Fairchild Dornier fulfills its contractual obligations, the majority of the aircraft early retirement charge will not adversely affect the Company's cash position, with the payments by Fairchild Dornier being recorded as an aircraft purchase inducement on the 328JET aircraft. The Company would remain liable for the lease payments on its J-41 aircraft and thus be required to pay the remaining lease payments if, and to the extent that, Fairchild Dornier were to default on its obligation.

          As of December 31, 2001, the Company has received $9.7 million in cash grants under the loss compensation provisions of the Stabilization Act, which amount was recognized as non-operating income under "government compensation" in its financial results for 2001. This amount was the government's estimate of approximately 85% of amount due to the Company based on preliminary data. The exact amount of the Company's compensation will be based on the lesser of actual losses incurred or a statutory limit based on the total amount allocable to all airlines. This exact amount is not yet determinable because the statutory limit is subject to information not yet released by the federal government. As such, the Company is unsure if it will be entitled to any further government compensation under this program and will recognize any remaining payments as non-operating income during the period it is determined the Company is entitled to such amounts. All amounts received as government compensation are subject to audit and adjustment by the federal government.

          In addition to the compensation described above, the Stabilization Act, among other things, provides U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market; authorizes the federal government to reimburse air carriers for the increased cost of war risk insurance premiums for a limited but undetermined period of time as a result of the terrorist attacks of September 11, 2001; and, authorizes the federal government, pursuant to new regulations, to provide loan guarantees to air carriers in the aggregate amount of $10 billion. Since September 11, the Company has purchased hull war risk coverage through the private insurance market through September 24, 2002, and has purchased liability war risk coverage from the U.S. government through May 19, 2002 and anticipates renewing the government insurance for as long as the coverage is available. The government subsequently authorized air carriers to apply for reimbursement under the
Stabilization Act for increased insurance costs incurred during the period October 1, 2001 to October 30, 2001, and the Company applied for, received, and recorded as a reduction in insurance expense, $652,000 in such reimbursements. The airlines and insurance industry, together with the United States and other governments, are continuing to evaluate both the cost and options for providing coverage of aviation insurance. Recently, an industry-led group announced a proposal to create a mutual insurance company, to be called Equitime, to cover war risk and terrorism risk, which would initially seek support through government guarantees. Equitime would provide a competitive alternative to insurance being offered by the traditional insurance market, which opposes this initiative. Equitime's organizers project that it may be available to provide insurance as early as May 2002 to up to 70 U.S. carriers. The
Company has not been actively involved in the formation of Equitime and is unable to anticipate whether this source of insurance will be made available and, if so, whether it will offer competitive rates. The Company anticipates that it will follow industry practices with respect to sources of insurance.

          The Company continues to evaluate the terms and conditions being imposed by the government with respect to federal loan guarantees, and has not yet determined whether to make application for any such facility.

          Collective bargaining agreements are negotiated under the Railway Labor Act, which governs labor relations in the transportation industry, and typically do not contain an expiration date. Instead, they specify a date called the amendable date, by which either party may notify the other of its desire to amend the agreement. Upon reaching the amendable date, the contract is considered "open for amendment." Prior to the amendable date, neither party is required to agree to modifications to the bargaining agreement. Nevertheless, nothing prevents the parties from agreeing to start negotiations or to modify the agreement in advance of the amendable date. Contracts remain in effect while new agreements are negotiated. During the negotiating period, both the Company and the negotiating union are required to maintain the status quo.

          ACA's collective bargaining agreement with AFA was ratified in October 1998. The agreement is for a four-year duration and becomes amendable in October 2002. This agreement covers all flight attendants working for the Company. The collective bargaining agreement with AMFA was ratified in June 1998. The agreement is for a four-year duration and becomes amendable in June 2002. This agreement covers all aviation maintenance technicians and ground service equipment mechanics working for the Company. Although there can be no assurances as to the outcome of these negotiations, the Company anticipates being able to reach agreement with both unions on mutually satisfactory contracts with no material effect on its results of operations or financial position.

Liquidity and Capital Resources

          As of December 31, 2001, the Company had cash, cash equivalents, and short-term investments of $181 million and working capital of $138.7 million compared to $121.2 million and $72 million, respectively, as of December 31, 2000. During the year ended December 31, 2001, cash and cash equivalents increased $87.6 million, reflecting net cash provided by operating activities of $88 million, net cash used in investing activities of $5.7 million (primarily the results of increased purchases of property and equipment of $34.9 million offset by the net reduction in short term investments of $27.8 million) and net cash provided by financing activities of $5.2 million. Net cash provided by financing activities was mainly related to proceeds from exercise of stock options.

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

     Capital Commitments
          The Company's business is very capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft. The Company has historically funded the acquisition of its aircraft by entering into off-balance sheet financing arrangements known as leveraged leases, in which third parties provide equity and debt financing to purchase the aircraft and simultaneously enter into long-term agreements to lease the aircraft to the Company. Similarly, the Company often enters into long-term lease commitments with airports to ensure access to terminal, cargo, maintenance and other similar facilities. As can be seen in the table below setting forth information as of December 31, 2001, these operating lease commitments are significant.

 (In thousands)         2002     2003    2004    2005   Thereafter   Total
Long term debt       $ 4,639  $ 4,900 $ 5,153 $ 6,019  $ 42,369  $  63,080
Capital lease          1,584    1,565     772       -         -      3,921
  obligations
Guaranteed simulator   3,631    1,371   1,391   1,178     4,929     12,500
usage commitments
Operating lease      128,150  120,138 124,243 122,653 1,106,225  1,601,409
  commitments
Aircraft purchase    524,000  664,000       -       -         -  1,188,000
  commitments
Total contractual    662,004  791,974 131,559 129,850 1,153,523  2,868,910
  cash obligations

See Note 4 "Debt", Note 5 "Obligations Under Capital Leases", Note 6 "Operating Leases", and Note 10 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements for additional discussion of these items. The Company also has a variety of other long-term contractual commitments that are of a nature that, under accounting principles generally accepted in the United States, are not required to be reflected on the Company's balance sheet, and that are not generally viewed as "off-balance sheet financing arrangements," such as commitments for major overhaul maintenance on the Company's aircraft. See "Liquidity and Capital Resources - Other Commitments" below and "Business - Pilot Training" above, and Note 1 "Summary of Accounting Policies - (l) Maintenance" and Note 10 "Commitments and Contingencies - Training" in the Notes to Consolidated Financial Statements for additional discussion of these items.

          The   Company  believes  that,  in  the  absence   of   unusual
circumstances, its cash flow from operations, the expected availability of operating lease financing, and other available equipment financing will be sufficient to meet its working capital needs, expected operating lease financing commitments, aircraft acquisitions and other capital expenditures, and debt service requirements for the next twelve months.

     Other Financing

           On September 28, 2001, the Company entered into an asset-based lending agreement with a financial institution that provided the Company with a line of credit for up to $25 million. The new line of credit, which will expire on October 15, 2003, replaced a previous $35 million line of credit. The interest rate on this line is LIBOR plus .875% to 1.375% depending on the Company's fixed charges coverage ratio. As of December 31, 2001, the Company's interest rate on its line of credit was 3.0%. The Company has pledged $15.3 million of this line of credit as collateral for letters of credit issued on behalf of the Company by a financial institution. The available borrowing under the line of credit is limited to the value of the bond letter of credit on the Company's Dulles, Virginia hangar facility plus the value of 60% of the book value of certain rotable spare parts. As of December 31, 2001 the amount of available credit under the line was $9.7 million. As of December 31, 2001 there were no outstanding borrowings on the $25 million line of credit.

           In September 1997, approximately $112 million of pass through certificates were issued in a private placement by separate pass through trusts, which purchased with the proceeds, equipment notes (the "Equipment Notes") issued in connection with (i) leveraged lease transactions relating to four J-41s and six CRJs, all of which were leased to the Company (the "Leased Aircraft"), and (ii) the financing of four J-41s owned by the Company (the "Owned Aircraft"). The Equipment Notes issued with respect to the Owned Aircraft are direct obligations of ACA, guaranteed by ACAI and are included as debt obligations in the accompanying consolidated financial statements and in the table above. The Equipment Notes issued with respect to the Leased Aircraft are not obligations of ACA or guaranteed by ACAI.

     Aircraft

          The Company has significant lease obligations for aircraft that are classified as operating leases and therefore are not reflected as liabilities on the Company's balance sheet. The remaining terms of such leases range from one to sixteen and three quarters years. The Company's total rent expense in 2001 under all non-cancelable aircraft operating leases was approximately $90.3 million. As of December 31, 2001, the Company's minimum annual rental payments for 2002 under all non-cancelable aircraft operating leases with remaining terms of more than one year were approximately $120.9 million. In order to minimize the total aircraft rental expense over the entire life of the related aircraft leveraged lease transactions, the Company has uneven semiannual lease payment dates of January 1 and July 1 for its CRJ and 328JET aircraft. Currently, approximately 56.7% of the Company's annual lease payments for its CRJ and 328JET aircraft are due in January and 28.4% are due in July. The Company made lease payments for its CRJ and 328JET aircraft totaling $59.9 million on January 2, 2002.

          As of March 1, 2002, the Company had a total of 36 CRJs on order from Bombardier, Inc., and held options for 80 additional CRJs. The Company also has a firm order with Fairchild Dornier for 32 328JET aircraft, and options for 81 additional 328JETs. Of the 68 firm ordered aircraft deliveries, 26 are scheduled for the remainder of 2002 and 42 are scheduled for 2003. The addition of the firm ordered regional jets, net of the removal from service of all of the turboprop aircraft, will allow the Company to grow capacity as measured in ASM's, based on planned aircraft delivery dates, by approximately 34% in 2002 and 25% in 2003. As of March 2002, the Company's ASM capacity was split 82% in United Express service and 18% in Delta Connection service. The Company is obligated to purchase and finance (including leveraged leases) the 68 firm ordered aircraft at an approximate capital cost of $1.1 billion. The Company anticipates leasing all of its year 2002 aircraft deliveries on terms similar to previously delivered regional jet aircraft, except that three 328JETs to be utilized for charter operations will be purchased by the Company. One of these, which has already been acquired, was purchased through the application of certain deposits previously placed with Fairchild Dornier, and the others will be financed through debt, with repayment over approximately ten years. Aircraft orders are subject to price escalation formulas based on certain indices designed to reflect increased costs in the production of the aircraft. During 2001 the rate of escalation increased, and such increases will be reflected in future aircraft cost or lease rates. During the first quarter of 2002, the rate of escalation has remained constant.

          The Company has financed its aircraft through leveraged lease transactions, which include requiring equity and debt investors for each aircraft. For the CRJs, the Company has firm commitments for equity financing for 19 future aircraft and for debt financing for one aircraft, and anticipates finalizing arrangements with Canada's export development agency during the second quarter 2002 for debt financing for at least nine additional aircraft. For the 328JETs, the manufacturer has committed to find debt financing for all undelivered aircraft, to provide equity financing for the next 8 aircraft and to find equity financing for the remaining undelivered aircraft (for recent developments regarding Fairchild Dornier, see Outlook). From time to time the Company seeks investors to participate in its leveraged leases, with equity sources normally consisting of domestic banks and industrial credit investors, and debt sources including export credit agencies and European banks. Commitments are normally sought during the first and second quarter of each year for funding for aircraft to be delivered throughout the year. Following the terrorist attacks, it has been the Company's experience that sources of funding have decreased and the cost of available funding has increased. The Company believes that it will able to find funding for its future lease requirements, but the outcome, and the cost of funds, is subject to market conditions in a volatile lease financing market.

     Capital Equipment and Debt Service

            In 2002 the Company anticipates capital spending of approximately $56 million consisting of approximately $30 million for aircraft, $15.5 million for rotable spare parts, $4.8 million for equipment, and $5.7 million for other capital assets, and expects to finance these capital expenditures out of working capital.

           Principal payments on long term debt for 2002 are estimated to be approximately $4.6 million reflecting borrowings related to the purchase of four CRJs acquired in 1998 and 1999 and five J-41s acquired in 1997 and 1998. The foregoing amount does not include additional debt that may be required for the financing of new CRJs, 328JETs, spare parts and spare engines.

     Other Commitments

          The Company's regional jet fleet is comprised of new aircraft with an average age of less than two years. Since maintenance expense on new aircraft is lower in the early years of operation due to manufacturers' warranties and the generally lower failure rates of major components, the Company's maintenance expense for regional jet aircraft will increase in future periods.

          In 2000, the Company executed a seven-year engine services agreement with GE Engine Services, Inc. ("GE") covering the scheduled and unscheduled repair of ACA's CRJ jet engines, operated on the 43 CRJs already delivered or on order for the United Express operation. This agreement was amended in July 2000 to cover 23 additional CRJ aircraft, bringing the total number of CRJ aircraft covered under the agreement to
66. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown on a monthly basis to GE and GE assumes the responsibility to repair the engines when required at no additional expense to the Company, subject to certain exclusions. The Company expenses the amount paid to GE based on the monthly rates stipulated in the agreement, as engine hours are flown. The Company's future maintenance expense on CRJ engines covered under the new agreement will escalate based on contractual rate increases, intended to match the timing of actual maintenance events that are due pursuant to the terms. The Company is presently negotiating with GE for an adjustment in rates. The Company believes that it has the right to remove any or all engines from this agreement at any time, and that it may remove engines if a favorable adjustment cannot be agreed. GE has expressed the view that it does not agree that the Company has the right to remove all engines, but nevertheless is participating in rate discussions. The Company has signed an hourly maintenance agreement covering engines for up to 80 328JETs with Pratt & Whitney, and also anticipates signing a similar agreement for the remaining regional jets on order.

         Effective September 2001, the Company entered a sixteen year maintenance agreement with Air Canada covering maintenance, repair and overhaul services for airframe components on its CRJ aircraft. Under the terms of this agreement, the Company pays a varying amount per flight hour each month, based on the age of the aircraft. The Company expenses the amount paid to Air Canada based on the rates stipulated in the agreement and the hours flown each month. In February 2002, the Company entered into a five-year agreement with Air Canada covering the scheduled airframe C-check overhaul of its CRJ aircraft. The Company expenses this cost as the overhaul is completed.

         Effective January 2001, the Company entered into an agreement with BAE Systems Holdings, Inc. covering repair and overhaul of airframe rotable parts on the Company's J-41 aircraft through the remaining service life of the J-41 fleet. Under the terms of this agreement, the Company pays a fixed amount per flight hour each month. The Company expenses the amount paid to BAE Systems Holdings, Inc. based on the rates stipulated in the agreement and the hours flown each month.

          The   Company   has  entered  into  agreements  with   Pan   Am
International Flight Academy ("PAIFA"), which allow the Company to train CRJ, J-41 and 328JET pilots at PAIFA's facility near Washington-Dulles. In 2001, PAIFA relocated its Washington-Dulles operations to a new training facility housing two CRJ simulators, a 328JET simulator, and a J-
41  simulator  near  the Company's Washington-Dulles  headquarters.   The
Company has agreements to purchase an annual minimum number of CRJ and J-41 simulator training hours at agreed rates, through 2010 for the CRJ, and 2002 for the J-41. The Company's payment obligations for CRJ and J-41 simulator usage over the remaining years of the agreements total approximately $12.5 million.

          In 2001, a simulator provision and service agreement between PAIFA, CAE Schreiner and the Company was executed and 328JET training commenced at the PAIFA facility. Under this agreement, the Company has committed to purchase all of its 328JET simulator time from PAIFA at agreed upon rates, with no minimum number of simulator hours guaranteed. A second 328JET simulator is scheduled for installation at the Washington-Dulles PAIFA simulator facility in July 2002.

          The Company has committed to provide its senior executive officers a deferred compensation plan which utilizes split dollar life insurance polices, and for a certain officer, a make-whole provision for income taxes, post retirement salary based on ending salary, and post retirement benefits based on benefits similar to those currently provided to the executive while actively employed. The Company has estimated the cost of the deferred compensation and tax gross up feature, future salary and future benefits and is accruing this cost over the remaining required service time of the executive officers. In 2001, the Company expensed approximately $1.8 million as the current year's cost of these benefits. The company expects to recognize similar costs annually over the remaining required service life of the senior executives.

          In 1999, the Company commenced a replacement project of its computer software systems. The Company anticipates spending approximately $11 million on this project, the majority of which will be capitalized and amortized over seven years. In 1999, the Company expensed approximately $400,000 related to replacement software selection and capitalized $2.3 million in acquisition and implementation costs. In 2000 and 2001, the Company capitalized an additional $5.2 million and $2.8 million of costs incurred, respectively, bringing the total capitalized costs to date to $10.3 million. In October 2001, the Company implemented a new Payroll/Human Resource system as part of this project. The Company anticipates completing the remainder of this project in 2002.

          The Company's Board of Directors has approved the purchase of up to $40 million of the Company's outstanding common stock in open market or private transactions. As of March 1, 2002, the Company has purchased 2,128,000 shares of its common stock at an average price of $8.64 per share. The Company has approximately $21.6 million remaining of the $40 million authorization. The Company has not repurchased shares of its common stock since February 2, 2000.

     Inflation

           Inflation has not had a material effect on the Company's operations.

Critical Accounting Policies and Estimates

          The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company's most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified its critical accounting policies as including those addressed below. The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions. See Note 1 "Summary of Accounting Policies " in the Notes to Consolidated Financial Statements for additional discussion of these items. Management believes that its estimates and assumptions are reasonable, based upon information presently available; however, actual results may differ from these estimates under different assumptions or conditions.

          Revenue Recognition: Under the proration-of-fare arrangement in effect with United until November of 2000, the Company recognized passenger revenue when a flight was completed. This required various estimates about passenger fares and other factors that were subject to subsequent adjustment and settlement with United and other carriers. Following certain changes in estimates, which resulted in adjustments in 2001, as, described in "Results of Operations", the Company does not expect any further adjustments attributable to the former proration-of-
fare  arrangement.   Under the fee-per-departure and fee-per-block hour
contracts currently in place with United and Delta, respectively, revenue is the product of the agreed upon rate and the number of departures or the number of block hours flown. Rates are generally agreed to on an annual basis and are subject to adjustments upon certain specified events. In certain circumstances, the Company may be required to estimate these rates until final rates are agreed to by either United or Delta.

          Major maintenance costs: The Company has executed long-term agreements with the engine manufacturers and other service providers covering the repair and overhaul of its engines, airframe and avionics components, and landing gear. These agreements generally include escalating rates per flight hour over the term of the agreement. The escalating rates are intended to reflect the approximate actual maintenance cost increases as the aircraft age. The Company expenses costs based upon the current rate per hour and the number of aircraft and engines hours for the period. As a result, maintenance costs for the Company's existing aircraft fleet are expected to increase in future years.

          Aircraft leases: The majority of the Company's aircraft are leased from third parties. In order to determine the proper classification of a lease as either an operating lease or a capital lease, the Company must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. Substantially all of the Company's aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in the balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments are reflected in the Company's consolidated balance sheet.

          Aircraft Early Retirement Costs: In determining the cost of the early retirement of leased aircraft (and thus in determining the amount of the aircraft early retirement charge), the Company must estimate, among other things, market lease rates, future sub-lease income, the cost of maintenance return provisions and the duration and cost of aircraft storage. The Company generally does not accrue for the costs of retiring leased aircraft more than one year before the planned date of removal from service, considering the potential for changes in plans and associated costs. As the associated leases may extend over several years, these costs estimates are subject to change.

Recent Accounting Pronouncements

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

          On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and
Infrequently Occurring Events and Transactions. Statement No. 144 includes requirements related to the classification of assets as held for sale, including the establishment of six criteria that must be satisfied prior to this classification. Statement No. 144 also includes guidance related to the recognition and calculation of impairment losses for long-lived assets. Statement No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt Statement No. 144 beginning in the first quarter of 2002. The Company anticipates that implementation of Statement No. 144 will have minimal impact on the Company's financial position or results of operations.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

          The Company's principal market risk results in changes in interest rates.

          The Company's exposure to market risk associated with changes in interest rates relates to the Company's commitment to acquire regional jets. From time to time the Company has entered into put and call contracts designed to limit the Company's exposure to interest rate changes until permanent financing is secured upon delivery of the Bombardier regional jet aircraft. During 1999 and 2000, the Company settled seven and eight hedge transactions, respectively, receiving $119,000 in 1999 and paying the counterparty $379,000 in 2000. In 1999, the Company recognized a gain of $211,000 on the settlement of one contract, representing the ineffective portion of a hedge. At December 31, 2000 the Company had one interest rate hedge transaction open with a notional value of $8.5 million. The Company settled this contract on January 3, 2001 by paying the counterparty $722,000. The Company had no open hedge transactions at December 31, 2001.

          As of March 1, 2002, the Company had firm commitments to purchase 68 additional jet aircraft. The Company expects to finance these commitments using a combination of debt and leveraged leases. Changes in interest rates will impact the actual cost to the Company for these transactions. Aircraft orders are also subject to price escalation formulas based on certain indices designed to reflect increased costs in the production of the aircraft. During 2001 the rate of escalation increased, and such increases will be reflected in future aircraft cost or lease rates. During the first quarter of 2002, the rate of escalation has remained constant.

          The Company does not have significant exposure to changing interest rates on its long-term debt as the interest rates on such debt are fixed. The Company's interest rate on its $25 million line of credit is dependent on LIBOR plus a percentage ranging from .875% to 1.375% depending on the Company's fixed charges coverage ratio. The Company does not hold long-term interest sensitive assets and therefore is not exposed to interest rate fluctuations for its assets. The Company does not purchase or hold any derivative financial instruments for trading purposes.

Item 8.        Consolidated Financial Statements

     INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                                             Page

Independent Auditors' Report                                  42


Consolidated Balance Sheets as of December 31, 2000 and 2001  43

Consolidated Statements of Operations for the years ended     44
 December 31, 1999, 2000 and 2001

Consolidated Statements of Stockholders' Equity for the       45
 years ended December 31, 1999, 2000 and 2001

Consolidated Statements of Cash Flows for the years ended     46
 December 31, 1999, 2000 and 2001

Notes to Consolidated Financial Statements                    47

                      Independent Auditors' Report


The Board of Directors and Stockholders Atlantic Coast Airlines Holdings,
Inc.:

We have audited the accompanying consolidated balance sheets of Atlantic Coast Airlines Holdings, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Airlines Holdings, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for preoperating costs.


                                             KPMG LLP

McLean, VA
January 30, 2002, except as to Notes 1(f) and 13, which are as of March 29, 2002

 (In thousands, except for share data and par values)
December 31,                                       2000        2001
Assets
Current:
    Cash and cash equivalents                  $  86,117   $ 173,669
    Short term investments                        35,100       7,300
    Accounts receivable, net                      29,052       8,933
    Expendable parts and fuel inventory,net        6,188      10,565
    Prepaid expenses and other current assets      8,055      19,365
    Deferred tax asset                            13,973       6,806
    Total current assets                         178,485     226,638
Property and equipment at cost, net of
  accumulated depreciation and amortization      142,840     171,528
Intangible assets, net of accumulated              2,045       1,941
  amortization
Debt issuance costs, net of accumulated            2,912       3,415
  amortization
Aircraft deposits                                 46,420      44,810
Other assets                                       9,998       4,093
    Total assets                               $ 382,700   $ 452,425
Liabilities and Stockholders' Equity
Current:
    Current portion of long-term debt        $     4,344     $ 4,639
    Current portion of capital lease               1,512       1,359
     obligations
    Accounts payable                              19,724      21,750
    Accrued liabilities                           53,044      55,570
  Accrued aircraft early retirement charge        27,843       4,661
    Total current liabilities                    106,467      87,979
Long-term debt, less current portion              63,080      58,441
Capital lease obligations, less current portion    4,009       2,202
Deferred tax liability                            18,934      17,448
Deferred credits, net                             22,037      45,063
Accrued aircraft early retirement charge,              -      19,226
   less current portion
Other long-term liabilities                            -         766
    Total liabilities                            214,527     231,125
Stockholders' equity:
Preferred Stock: $.02 par value per share;
  shares authorized                                    -           -
  5,000,000; no shares issued or
  outstanding in 2000 or 2001
  Common stock: $.02 par value per share;
  shares authorized 130,000,000; shares
  issued 47,704,720 in 2000 and 49,229,202
  in 2001; shares outstanding 42,658,388 in
  2000 and 44,182,870 in 2001                        954         985
Class A common stock: nonvoting; no par
  value; $.02 stated value per share; shares           -           -
  authorized 6,000,000; no shares issued or
  outstanding
Additional paid-in capital                       117,284     136,058
Less:  Common stock in treasury, at cost,
  5,046,332 shares in 2000 and 2001             (35,303)    (35,303)
Retained earnings                                 85,238     119,560
Total stockholders' equity                       168,173     221,300
    Total liabilities and stockholders'         $382,700    $452,425
      equity
    Commitments and Contingencies
See accompanying notes to consolidated financial statements

(In thousands, except for per share
data)
Years ended December 31,                    1999      2000       2001
Operating revenues:
  Passenger                            $ 342,079 $ 442,695  $ 577,604
  Other                                    5,286     9,831      5,812
     Total operating revenues            347,365   452,526    583,416
Operating expenses:
  Salaries and related costs              84,554   107,831    164,446
  Aircraft fuel                           34,072    64,433     88,308
  Aircraft maintenance and materials      24,357    36,750     48,478
  Aircraft rentals                        45,215    59,792     90,323
  Traffic commissions and related fees    54,521    56,623     15,589
  Facility rents and landing fees         17,875    20,284     32,025
  Depreciation and amortization            9,021    11,193     15,353
  Other                                   28,458    42,537     61,674
  Aircraft early retirement charge             -    28,996     23,026
     Total operating expenses            298,073   428,439    539,222
Operating income                          49,292    24,087     44,194
Other income (expense):
  Interest expense                       (5,614)   (6,030)    (4,832)
  Interest income                          3,882     5,033      7,500
  Government compensation                      -         -      9,710
  Other income (expense), net               (85)     (278)        263
     Total other (expense) income, net   (1,817)   (1,275)     12,641
Income before income tax provision and
  cumulative effect of accounting change  47,475    22,812     56,835
Income tax provision                      18,319     7,657     22,513
Income before cumulative effect of        29,156    15,155     34,322
  accounting change
Cumulative effect of accounting
  change, net of income tax                (888)         -          -
    benefit of $598
Net income                              $ 28,268  $ 15,155   $ 34,322
Income per share:
Basic:
 Income before cumulative effect of         $.77      $.38       $.79
   accounting change
 Cumulative effect of accounting change    (.02)         -          -
Net income                                  $.75      $.38       $.79
Diluted:
 Income before cumulative effect of         $.68      $.36       $.76
   accounting change
 Cumulative effect of accounting change    (.02)         -          -
Net income                                  $.66      $.36       $.76

 Weighted average shares used in
   computation:                           37,928    40,150     43,434
     Basic                                44,030    43,638     45,210
     Diluted
              See accompanying notes to consolidated financial statements

(In thousands, except
for share data)         Common Stock    Additional  Treasury Stock   Retained
                                        Paid- In                     Earnings
                        ------------    Capital    -------------
                       Shares   Amount            Shares    Amount

Balance December 31,  41,642,002 $ 833  $84,798  2,945,000 $(17,069)  $41,815
  1998
  Exercise of common     525,852    10    1,574          -       -          -
  stock options
Tax benefit of stock          -     -     1,835          -       -          -
 option exercise
Purchase of treasury          -     -       -    1,993,000  (17,192)        -
  stock
ESOP share                    -     -        60    (26,668)     155         -
contributions
Amortization of               -     -       437          -       -          -
  deferred compensation
Net income                    -     -       -            -       -     28,268
Balance December 31,  42,167,854 $ 843  $88,704  4,911,332 $(34,106)  $70,083
   1999
Exercise of common     1,132,432    23    3,919          -       -          -
  stock options
Tax benefit of stock          -     -     4,952          -       -          -
  option exercise
Purchase of treasury          -     -      -       135,000   (1,197)        -
  stock
Conversion of debt     4,404,434    88   19,261          -       -          -
Amortization of               -     -       448          -       -          -
 deferred compensation
Net income                    -     -      -             -       -     15,155
Balance December 31,  47,704,720  $954 $117,284  5,046,332 $(35,303)  $85,238
   2000
Exercise of common     1,524,482    31    8,145          -       -          -
  stock options
Tax benefit of stock          -     -     9,010          -       -          -
  option exercise
Amortization of               -     -     1,619          -       -          -
  deferred compensation
Net income                    -     -      -             -       -     34,322
Balance December 31,  49,229,202  $985 $136,058  5,046,332 $(35,303) $119,560
  2001

      See accompanying notes to consolidated financial statements.

 (In thousands)
Years ended December 31,                1999        2000      2001
Cash flows from operating activities:
    Net income                         $ 28,268    $ 15,155  $ 34,322
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
  Depreciation and amortization           9,109      11,544    16,179
  Write-off of preoperating costs         1,486           -         -
  Amortization of intangibles and           176         183       193
      preoperating costs
  Provision for uncollectible               564         503       227
      accounts receivable
  Provision for inventory                   110         237       578
      obsolescence
  Amortization of deferred credits      (1,114)     (1,599)   (3,662)
  Amortization of debt issuance             354         297       293
      costs
  Capitalized interest, net             (1,683)     (2,554)   (1,835)
  Deferred tax provision (benefit)        5,905     (4,648)     5,681
  Net loss on disposal of fixed             380           -       198
      assets
  Amortization of debt discount and          73          56        61
      finance costs
  Contribution of stock to the ESOP         214           -         -
  Gain on ineffective hedge position      (211)           -         -
  Gain on early termination of            (291)         (3)         -
      capital lease
  Amortization of deferred                  437         469     1,619
      compensation
Changes in operating assets and
    liabilities:
  Accounts receivable                   (3,572)       6,564    25,148
  Expendable parts and                    (847)     (2,310)   (4,956)
    fuel inventory
  Prepaid expenses and
    other current assets                (2,660)     (1,866)   (5,376)
  Accounts payable                        2,139      22,300     9,275
  Accrued liabilities                    11,013      49,601    10,100
  Net cash provided by                   49,850      93,929    88,045
    operating activities

Cash flows from investing activities:
  Purchases of property and equipment  (59,669)    (19,146)  (34,903)
  Proceeds from sales of fixed assets     6,608         585         -
  Purchases of short term investments  (17,550)    (74,705)  (76,715)
  Sales of short term investments            66      57,155   104,515
  Refund of deposits                          3       4,600    11,100
  Payments for aircraft and other      (19,270)    (12,330)   (9,701)
    deposits
 Net cash used in                      (89,812)    (43,841)   (5,704)
    investing activities
Cash flows from financing activities:
   Proceeds from issuance of long-term   37,203           -         -
     debt
   Payments of long-term debt           (4,189)     (4,758)   (4,344)
   Payments of capital lease            (1,839)     (1,647)   (1,959)
     obligations
   Proceeds from receipt of deferred         37         173     4,286
     credits and other
   Deferred financing costs               (157)       (381)     (948)
   Proceeds from exercise of stock        1,584       3,942     8,176
     options
   Purchase of treasury stock          (17,192)     (1,197)         -
 Net cash provided by                    15,447     (3,868)     5,211
(used in) financing activities
Net increase (decrease) in cash and    (24,515)      46,220    87,552
   cash equivalents
Cash and cash equivalents, beginning     64,412      39,897    86,117
   of year
Cash and cash equivalents, end of year $ 39,897    $ 86,117 $ 173,669
              See accompanying notes to consolidated financial statements

                                                                        .

1.   Summary of
Accounting
Policies         (a)Basis of Presentation

                    The accompanying consolidated financial statements include the accounts of Atlantic Coast Airlines Holdings, Inc. ("ACAI") and its wholly owned subsidiaries, Atlantic Coast Airlines ("ACA") and Atlantic Coast Jet, Inc. ("ACJet"), (together, the "Company"). On July 1, 2001, ACAI combined the operations of its ACJet subsidiary into the operations of ACA. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's flights are operated under code sharing agreements with United Airlines, Inc. ("United") and Delta Airlines ("Delta") and are identified as United Express and Delta Connection flights in computer reservation systems. As of December 31, 2001, the Company provided scheduled air transportation service as United Express for passengers to destinations in states in the Eastern and Midwestern United States. The Company provides scheduled air transportation service as Delta Connection to various destinations in the Eastern United States and Canada.

                 (b)Cash, Cash Equivalents and Short-Term Investments

                    The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. Investments with an original maturity greater than three months and less than one year are considered short-term investments. In addition, the Company holds investments in tax-free Industrial Revenue Bonds ("IRB") having initial maturities up to 30 years. The IRB's are secured by letters of credit or insured and come up for auction on a weekly or monthly basis. As such, the Company considers securities of this type to be short-term investments. All short-term investments are considered to be available for sale. Due to the short maturities associated with the Company's investments, the amortized cost approximates fair market value. Accordingly, no adjustment has been made to record unrealized holding gains and losses.

                 (c)Airline Revenues

                    Passenger revenues are recorded as operating revenues at the time transportation is provided. Under the Company's fee-per-departure and fee-per-block hour agreements, transportation is considered provided when the flight has been completed. Under the proration of fare agreement in effect with United for periods prior to and through November 2000, transportation was considered provided when the passenger flew. All of the passenger tickets used by the Company's revenue passengers are sold by other air carriers.

                    ACA participates in United's Mileage Plus frequent flyer program and in the Delta SkyMiles frequent flyer program. The Company does not accrue for incremental costs for mileage accumulation or redemption relating to these programs because the Company operates under agreements with United and Delta, which are not affected by the number of miles earned by its passengers or number of passengers on its flights redeeming miles.

                 (d)Accounts and Notes Receivable

                    Accounts receivable are stated net of allowances for uncollectible accounts of approximately $755,000 and $595,000 at December 31, 2000 and
                    2001, respectively. Amounts charged to expenses for uncollectible accounts in 1999, 2000 and 2001 were $564,000, $503,000 and $227,000, respectively. Write-off of accounts receivable were $156,000, $521,000 and $386,000 in 1999,
                    2000 and 2001, respectively. Accounts receivable as of December 31, 2000 and 2001 included ticket receivables of $18.6 million and $1.3 million respectively, and approximately $5.6 million and $4.4 million, respectively, related to manufacturers credits to be applied towards future spare parts purchases and training expenses. The large decrease in ticket receivables is due to the change in the United Express agreement from a proration-of-fare arrangement to a fee-per-departure arrangement as described herein.

                 (e)Concentrations of Credit Risk

                    Substantially all of the Company's passenger tickets are sold by other air carriers. Prior to the change from a proration of fare agreement to a fee-per-departure agreement, the Company had a significant concentration of its accounts receivable with other air carriers with no collateral. At December 31, 2000 and 2001, accounts receivable from air carriers totaled approximately $18.6 million and $929,000, respectively. Of the total amount, approximately $13.3 million and $240,000 at December 31, 2000 and 2001, respectively, were due from United. Under the fee-per-departure agreements, the Company receives payment in advance from both United and Delta. Historically, accounts receivable losses have not been significant.

                 (f)Risks and Uncertainties

                    The events of September 11, together with the slowing economy throughout 2001, have significantly affected the U.S. airline industry. These events
                    have resulted in changed government   regulation,
                    declines and shifts in passenger demand, increased insurance costs and tightened credit markets which continue to affect the operations and financial condition of participants in the industry including the Company, its code share partners, and aircraft
                    manufacturers.   These  circumstances have raised
                    substantial  risks and   uncertainties, including
                    those discussed below, which may inpact the Company, its code share partners, and aircraft manufacturers, in ways that the Company is not currently able to predict.

                    United Express:

                    The Company's United Express Agreements ("UA Agreements") define the Company's relationship with United. The UA Agreements authorize the Company to use United's "UA" flight designator code to identify the Company's flights and fares in the major airline Computer Reservation Systems, including United's "Apollo" reservation system, to use the United Express logo, to use United's exterior aircraft paint schemes, and to use uniforms similar to those of United.

                    In November 2000, the Company and United restated the UA Agreements, effectively changing from a prorated fare arrangement to a fee-per-departure arrangement. Under the fee-per-departure structure, the Company is contractually obligated to operate the flight schedule, for which United pays the Company an agreed amount per departure regardless of the number of passengers carried, with incentive payments based on operational performance. The Company thereby assumes the risks associated with operating the flight schedule and United assumes the risk of scheduling, marketing, and
                    selling  seats  to  the  traveling  public.   The
                    restated UA Agreements are for a term of ten years. The restated UA Agreements give ACA the authority to operate 128 regional jets in the United Express operation. Pursuant to the restated UA Agreements, United provides a number of additional services to ACA at no cost. These include customer reservations, customer service, pricing, scheduling, revenue accounting, revenue management, frequent flyer administration, advertising, provision of ground support services at most of the airports served by both United and ACA, provision of ticket handling services at United's ticketing locations, and provision of airport signage at airports where both ACA and United operate. The UA Agreements do not prohibit United from serving, or from entering into agreements with other airlines who would serve, routes served by the Company, but state that United may terminate the UA Agreements if ACAI or ACA enter into a similar arrangement with any other carrier other than Delta or a replacement for Delta without United's prior written approval. The UA Agreements limit the ability of ACAI and ACA to merge with another company or dispose of certain assets or aircraft without offering United a right of first refusal to acquire the Company or such assets or aircraft, and provide United a right to terminate the UA Agreements if ACAI or ACA merge with or are controlled or acquired by another carrier. The UA agreements provide United with the right to assume ACA's ownership or leasehold interest in certain aircraft in the event ACA breaches specified provisions of the UA agreements, or fails to meet specified performance standards. The UA Agreements call for the resetting of fee-for-departure rates annually based on the Company's planned level of operations for the upcoming year.

                    UAL Corporation, the parent of United, has disclosed that during the fourth quarter 2001 it began implementing a financial recovery plan that includes four planks: reducing the size of the airline and cutting capital and operating spending in line with that reduction, generating as much revenue as possible from each flight, working with its unions and other employee groups to find further labor savings and implementing a financing plan to support it through the execution of its financial recovery plan. UAL Corporation further disclosed that the impact of the events of September 11, 2001 on United and the sufficiency of its financial resources to absorb that impact are dependent on a number of factors, including United's success in implementing its financial recovery plan.

                    Following September 11, United requested that the Company propose measures that it could take to assist in improving United's financial situation. The Company believes that United made a similar request to other suppliers and vendors. On December 31, 2001, the Company and United agreed on fee-per-departure rates to be utilized during 2002. In addition, in the context of reaching this agreement, the Company agreed to certain concessions that would benefit United by (1) settling various existing contract issues, (2) agreeing that United would not have to pay increased rates to reflect utilization changes in the fourth quarter of 2001, (3) agreeing to 2002 rates that require aggressive cost containment, and (4) reaffirming its commitment to retire the Company's J-41 turboprop aircraft. The Company determined that these concessions, which were favorable to United as compared to prior contractual arrangements and were designed to assist United in its financial recovery plan, were appropriate in light of the circumstances at the time.

                    In late March 2002, United informed the Company that an essential component of its financial recovery plan includes obtaining cost reductions from its employees, suppliers and partners, and
                    that   United  is seeking the Company's assistance
                    in decreasing the cost of the Company's product
                    and  achieving  cash  flow   improvements
                    for United  over  the  next  24  months.   The
                    Company has commenced discussions with United regarding opportunities for reducing its costs or creating value to address United's financial
                    situation.   The  basis for, nature,  timing  and
                    extent of any such actions has not been agreed. While the Company has expressed its willingness to work with United to find mutually acceptable opportunities, the Company believes that it is not contractually obligated to make any such changes under the United Express Agreements or the December 31, 2001 rate setting agreement.

                    Delta Connection:

                    In September 1999, the Company reached a ten-year agreement with Delta to operate regional jet aircraft as part of the Delta Connection program on a fee-per-block hour basis. The
                    Company began Delta Connection revenue service on August 1, 2000. The Company's Delta Connection Agreement ("DL Agreement") defines the Company's relationship with Delta. The Company is compensated by Delta on a fee-per-block hour basis. Under the fee-per-block hour structure, the Company is contractually obligated to operate the flight schedule, for which Delta pays the Company an agreed amount per block hour flown regardless of passenger revenue with additional incentive payments based on operational performance. The Company thereby assumes the risks associated with operating the flight schedule and Delta assumes the risks of scheduling, marketing, and selling seats to the traveling public. By operating as part of the Delta Connection program, the Company is able to use Delta's "DL" flight designator to identify ACA's flights and fares in the major Computer Reservation Systems, including Delta's "Deltamatic" reservation system, and to use the Delta Connection logo and exterior aircraft paint schemes and uniforms similar to those of Delta.

                    Due to the rapid increase in fleet size during 2001, the Company and Delta agreed to compensation based on a cost plus formula based on reimbursement of fixed amounts for initial pilot training expenses and for all other costs, based on actual costs incurred, plus a contracted margin, and incentive compensation tied to operating performance. The Company and Delta have agreed to return to a fee-per-block hour rate arrangement for 2002. The Company and Delta are currently setting these rates based on the Company's planned level of operations for the upcoming year. The Company does not anticipate material differences on a per-block-hour basis for its 2002 revenues as compared to 2001 revenues due to the reversion to a fee-per-block-hour rate.

                    Pursuant to the DL Agreement, Delta, at its expense, provides a number of support services to ACA. These include customer reservations, customer service, ground handling, station operations, pricing, scheduling, revenue accounting, revenue management, frequent flyer administration, advertising and other passenger, aircraft and traffic servicing functions in connection with the ACA operation. Delta may terminate the DL Agreement at any time if the Company fails to maintain certain performance standards and, subject to certain rights of the
                    Company and by providing 180 days notice to the Company, may terminate without cause, effective no earlier than August 1, 2002. If Delta terminates the Delta agreement without cause prior to March 2010, the Company has the right to put all or some of the Delta Connection aircraft to Delta. In January 2001, the Company reached an agreement with United and Delta to place 20 Bombardier Canadair Regional Jets
                    ("CRJ's") originally ordered for the Delta Connection program in the United Express program. The DL Agreement requires the Company to obtain Delta's approval if it chooses to enter into a code-sharing arrangement with another carrier other than a replacement for United, to list its flights under any other
                    code,   or  to  operate  flights  for  any  other
                    carrier, except with respect to such arrangements with United or non-U.S. code-share partners of United or in certain other circumstances. The DL Agreement does not prohibit Delta from serving, or from entering into agreements with other airlines who would serve, routes flown by the Company. The DL Agreement also restricts the ability of the Company to dispose of aircraft subject to the agreement without offering Delta a right of first refusal to acquire such aircraft, and provides that Delta may extend or terminate the agreement if, among other things, the Company merges with or sells its assets to another entity, is acquired by another entity or if any person acquires more than a specified percentage of its stock.

                    At December 31, 2001 54 CRJs, and 31 British Aerospace J-41's ("J-41's") were operated under the United Express program and 29 Fairchild-Dornier 328 Jets ("328JET's") and three CRJs were operated under the Delta Connection program. For the year ended December 31, 2001, 82% of consolidated revenues were derived from the United Express program and 18% of consolidated revenues were derived from the Delta Connection program. Following the terrorist attacks on September 11, 2001, the major U.S. airlines have suffered substantial losses and continued losses are expected until passenger traffic levels substantially recover. Notwithstanding that the terms of the Company's agreements with its major U.S. airline partners, as described above, extend several years into the future, the near term loss of either of the Company's code share agreements would, unless replaced by a similar agreement with another carrier, likely have a material adverse impact on the Company financial position and operating results.

                    Fairchild Dornier Purchase Agreement:

                    Fairchild Dornier, the manufacturer of the 328JET, recently stated that it has an immediate and critical need for additional funding, and that it is in discussions with several potential strategic partners regarding proposed investments. The Company is unable to predict whether Fairchild Dornier will be successful in finding additional capital or in otherwise restructuring its finances, but believes that Fairchild Dornier may be forced to seek bankruptcy protection if it is unsuccessful in its efforts. In the event of a Fairchild Dornier bankruptcy, Fairchild Dornier could either sell, liquidate or reorganize some or all of its businesses, and in the event of a reorganization or sale of its businesses would have the right to assume or reject future contractual obligations. Should Fairchild Dornier be unable to deliver ordered 328JETS, the Company would reassess available alternatives in pursuing its growth strategy and possibly delay the Company's turboprop retirement plans, and adjust other plans discussed elsewhere in this Form 10-K relating to its 328JET aircraft.

                    Fairchild Dornier has significant future obligations to the Company in connection with the order of 328JET aircraft. These include obligations: to deliver 32 firm ordered 328JETs and 81 additional option 328JETs with certain financing support; to pay the Company any difference between the lease payments, if any,
                    received   from   remarketing   the   26  J-41
                    aircraft leased by the Company and the lease payment obligations of the Company on those aircraft; to purchase five J-41 aircraft owned by the Company at their net book value at the time of retirement; to assume certain crew training costs; and, to provide spares, warranty, engineering, and related support. Fairchild Dornier has delayed the delivery of one 328JET that was scheduled to be delivered to the Company during the week of March 25, 2002 for reasons connected with its financing. The Company believes it has secured rights to Fairchild Dornier's equity interest in the delivered 328JETs that it may proceed against in the event that Fairchild Dornier fails to fulfill certain of these obligations.

                    During the fourth quarter of 2001, the Company recorded a pre-tax aircraft early retirement charge of $23.5 million for the early retirement of nine leased Jetstream-41 turboprop aircraft, which the Company plans to remove from service prior to year-end 2002. The Company anticipates taking additional charges during 2002 of approximately $48.0 million pre-tax for the retirement of its remaining 29-seat Jetstream-41 turboprop aircraft. The undiscounted remaining lease obligations (net of the Company's estimate of the future sublease rentals) on the J-41 fleet after planned retirement dates in 2002 and 2003 are approximately $55 million and continue through 2010 and the book value of the five owned J-41 aircraft as of March 1, 2002 is $18.1 million. To the extent that Fairchild Dornier fulfills its contractual obligations, the majority of the aircraft early retirement charge will not adversely affect the Company's cash position, with the payments by Fairchild Dornier being recorded as an aircraft purchase inducement on the 328JET aircraft. The Company would remain liable for the lease payments on its J-41 aircraft and thus be required to pay the remaining lease payments if, and to the extent that, Fairchild Dornier were to default on its obligation.

                    Collective Bargaining Agreements:

                    The Company's pilots are represented by the Airline Pilots Association ("ALPA"), flight attendants are represented by the Association of Flight Attendants ("AFA"), and aviation maintenance technicians and ground service equipment mechanics are represented by the Aircraft Mechanics Fraternal Association ("AMFA").

                    The ALPA collective bargaining agreement became amendable in February 2000 and in early 2001, the Company's pilots ratified a new four-and-a-half year agreement in effect until August 2005. This agreement provides for improvements in pay rates, benefits, training and other areas. The collective bargaining agreement covers pilots flying for both the Atlantic Coast Airlines/United Express operation, as well as the Atlantic Coast Airlines/Delta Connection operation. The new agreement provides for substantial increases in pilot compensation, which the Company believes are consistent with regional airline industry trends.

                    ACA's collective bargaining agreement with AFA was ratified in October 1998. The agreement is for a four-year duration and becomes amendable in October 2002.

                    The collective bargaining agreement with AMFA was ratified in June 1998. The agreement is for a four-year duration and becomes amendable in June 2002. This agreement covers all aviation maintenance technicians and ground service equipment mechanics working for the Company.

                    Aviation Insurance

                    Following the September 11 terrorist attacks, the aviation insurance industry imposed a worldwide surcharge on aviation insurance rates as well as a reduction in coverage for certain war risks. In response to the reduction in coverage, the Air Transportation Safety and System Stabilization Act provided U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market. Prior to September 11, it was not customary for independent regional airlines to carry general war risk insurance. Since September 11, the Company has purchased hull war risk coverage through the private insurance
                    market  through  September  24,  2002,  and   has
                    purchased liability war risk coverage from the U.S. government through May 19, 2002 and anticipates renewing the government insurance for as long as the coverage is available. The airlines and insurance industry, together with the United States and other governments, are continuing to evaluate both the cost and options for providing coverage of aviation insurance. Recently, an industry-led group announced a proposal to create a mutual insurance company, to be called Equitime, to cover war risk and terrorism risk, which would initially seek support through government guarantees. Equitime would provide a competitive alternative to insurance being offered by the traditional insurance market, which opposes this initiative. Equitime's organizers project that it may be available to provide insurance as early as May 2002 to up to 70 U.S. carriers. The Company has not been actively involved in the formation of Equitime and is unable to anticipate whether this source of insurance will be made available and, if so, whether it will offer competitive rates. The Company anticipates that it will follow industry practices with respect to sources of insurance.

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

                 (h)Expendable Parts

                    Expendable parts and supplies are stated at the lower of cost or market, less an allowance for obsolescence of $665,000 and $1.2 million as of December 31, 2000 and 2001, respectively. Expendable parts and supplies are charged to expense as they are used. Amounts charged to costs and expenses for obsolescence in 1999, 2000 and 2001 were $110,000, $237,000 and $578,000, respectively.

                 (i)Property and Equipment

                    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets that range from five to sixteen and one half years. Capital leases and leasehold improvements are amortized over the shorter of the estimated life or the remaining term of the lease.

                    Amortization of capital leases and leasehold improvements is included in depreciation expense.

                    The Company periodically evaluates whether events and circumstances have occurred which may impact the remaining estimated useful life or the recoverability of the remaining carrying value of its long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss would be recognized by the Company.

                 (j)Preoperating Costs

                    Preoperating costs represent the cost of integrating new types of aircraft. Prior to 1999, such costs, which consist primarily of flight crew training and aircraft ownership related costs, were deferred and amortized over a period of four years on a straight-line basis. The American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5") on accounting for start-up costs, including preoperating costs related to the introduction of new fleet types by airlines.

                    During 1997 the Company capitalized approximately $2.1 million of these costs related to the introduction of the regional jet ("CRJ") into the Company's fleet. Accumulated amortization of preoperating costs at December 31, 1998 was $571,000. On January 1, 1999, the Company wrote-off the remaining unamortized preoperating costs balance of approximately $1.5 million, before income tax benefit of $598,000, in accordance with the implementation of SOP 98-5. Also, in accordance with SOP 98-5, approximately $2.2 million of preoperating costs incurred during 1999 and approximately $5.6 million of preoperating costs incurred during 2000 for the start up of ACJet were expensed as incurred.

                 (k)Intangible Assets

                    Goodwill    of   approximately   $3.2    million,
                    representing the excess of cost over the fair value of net assets acquired in the acquisition of ACA, is being amortized by the straight-line method over twenty years. Costs incurred to acquire slots are being amortized by the straight-
                    line  method  over  twenty years.    The  primary
                    financial indicator used by the Company to assess the recoverability of its intangible assets is undiscounted future cash flows from operations. The amount of impairment, if any, is measured based on projected future cash flows using a discount rate reflecting the Company's average
                    cost   of  funds.  Accumulated  amortization   of
                    intangible assets at December 31, 2000 and 2001 was $1.6 million and $1.8 million, respectively.

                    In accordance with Statement of Financial Accounting Standards No. 142, (see Footnote 16), which the Company will adopt as of January 1, 2002, the Company will no longer recognize amortization of its goodwill and slots for 2002 and future years.

                 (l)Maintenance

                    The Company has executed long term agreements with the engine manufacturers and other service providers covering repair and overhaul of its engines, airframe and avionics components, and landing gear. These agreements call for an escalating rate per hour flown over the life of the agreement. The Company's maintenance accounting policy is to expense amounts based on the current rate as the aircraft are flown. Prior to the execution of these long-term maintenance agreements, the Company's maintenance policy was a combination of expensing certain events as incurred and accruing for certain maintenance events at rates it estimated would be sufficient to cover maintenance cost for the aircraft.

                    In 2000, the Company executed a seven-year engine services agreement with GE Engine Services, Inc. ("GE") covering the scheduled and unscheduled repair of ACA's CRJ jet engines, operated on the 43 CRJs already delivered or on order for the United Express operation. This agreement was amended in July 2000 to cover 23 additional CRJ aircraft, bringing the total number of CRJ aircraft covered under the agreement to 66. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown on a monthly basis to GE and GE assumes the responsibility to repair the engines when required at no additional expense to the Company, subject to certain exclusions. The Company expenses the amount paid to GE based on the monthly rates stipulated in the agreement, as engine hours are flown. The Company's future maintenance expense on CRJ engines covered under the new agreement will escalate based on contractual rate increases, intended to match the timing of actual maintenance events that are due pursuant to the terms. The Company has signed a similar agreement covering engines for up to 80 328JETs with Pratt & Whitney.

                    Effective September 2001, the Company entered a sixteen year maintenance agreement with Air Canada covering maintenance, repair and overhaul services for airframe components on its CRJ aircraft. Under the terms of this agreement, the Company pays a varying amount per flight hour each month, based on the age of the aircraft. The Company expenses the amount paid to Air Canada based on the rates stipulated in the agreement and the hours flown each month.

                    Effective January 2001, the Company entered into an agreement with BAE Systems Holdings, Inc. covering repair and overhaul of airframe rotable parts on the Company's J-41 aircraft through the remaining service life of the J-41 fleet. Under the terms of this agreement, the Company pays a fixed amount per flight hour each month. The Company expenses the amount paid to BAE Systems Holdings, Inc. based on the rates stipulated in the agreement and the hours flown each month.

                    During the third quarter of 1999, the Company reversed approximately $1.5 million in life limited parts repair expense accruals related to CRJ engines that are no longer required based on the maintenance services and terms contained in the GE engine maintenance agreement.

                 (m)Deferred Credits

                    The Company accounts for incentives provided by the aircraft manufacturers as deferred credits for leased aircraft. These credits are amortized on a straight-line basis as a reduction to lease expense over the respective lease term. The incentives are credits that may be used to purchase spare parts, pay for training expenses, or be applied against future rental payments.

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

                   A reconciliation of the numerator and denominator used in computing income per share is as follows (in thousands, except per share amounts):

                            1999            2000            2001
                        Basic  Diluted  Basic  Diluted  Basic  Diluted

Share calculation:
Average number of common
    shares              37,928  37,928  40,150  40,150  43,434  43,434
     Outstanding
         Incremental
    shares due to            -   1,698       -   1,616      -    1,776
    assumed exercise of
    options
  Incremental shares
    due to assumed           -   4,404       -   1,872      -      -
    conversion of
    convertible debt
  Weighted average
    common shares       37,928  44,030  40,150  43,638  43,434  45,210
       Outstanding

Adjustments to net
    income:
Income before cumulative
    effect
     of accounting     $29,156 $29,156 $15,155 $15,155 $34,322 $34,322
    change
    Cumulative effect
    of accounting        (888)      -      -        -       -       -
    change, net of
    income tax
    Interest expense on
    convertible debt,        -     831      -      416      -       -
         net of tax
  Net Income           $28,268 $29,987 $15,155 $15,571 $34,322 $34,322


  Net Income per share  $ .75    $ .66   $ .38   $ .36   $ .79   $ .76


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

2.  Property     Property and equipment consist of
and              the following:
     Equipment

                 (in thousands)
                 December 31,
                                                      2000      2001
                 Owned aircraft and improvements  $ 92,931  $ 92,562
                 Improvements to leased aircraft     5,771     6,782
                 Flight equipment, primarily        51,199    82,372
                    rotable spare parts
                 Maintenance and ground equipment    9,310    10,971
                 Computer hardware and software     11,345    14,314
                 Furniture and fixtures              1,329     2,120
                 Leasehold improvements              4,282     7,887
                                                   176,167   217,008
                 Less:  Accumulated depreciation    33,327    45,480
                    and amortization
                                                 $ 142,840 $ 171,528

                   In   1999,   the  Company  commenced  a  replacement
                project  of  its  computer  software  systems.   The
                Company   anticipates  spending  approximately   $11
                million on this project, the majority of which  will
                be  capitalized and amortized over seven years.   In
                1999,  the  Company expensed approximately  $400,000
                related   to  replacement  software  selection   and
                capitalized   $2.3   million  in   acquisition   and
                implementation  costs.   In  2000  and   2001,   the
                Company  capitalized an additional $5.2 million  and
                $2.8   million   of  costs  incurred,  respectively,
                bringing the total capitalized costs to date to $10.3 million.

3.  Accrued        Accrued liabilities consist of the
     Liabilities      following:

                (in thousands)

                   December 31,
                                                    2000     2001
                Payroll and employee benefits     $ 13,038 $ 20,385
                Air traffic liability                3,075    2,534
                Interest                             1,021      949
                Aircraft rents                       8,109    6,765
                Passenger related expenses           9,692    6,075
                Maintenance costs                    2,880    1,266
                Fuel                                 7,049    4,595
                Other                                8,180   13,001
                                                  $ 53,044 $ 55,570

4.  Debt        On  September 28, 2001, the Company entered into  an
                asset-based  lending  agreement  with  a   financial
                institution  that provided the Company with  a  line
                of  credit for up to $25 million.  The new  line  of
                credit,  which  will  expire on  October  15,  2003,
                replaced  a  previous $35 million  line  of  credit.
                The  interest rate on this line is LIBOR plus  .875%
                to  1.375% depending on the Company's fixed  charges
                coverage  ratio.   As  of  December  31,  2001,  the
                Company's  interest rate on its line of  credit  was
                3.0%.   The  Company has pledged  $15.3  million  of
                this  line  of credit as collateral for  letters  of
                credit  issued  on  behalf  of  the  Company  by   a
                financial   institution.   The  available  borrowing
                under the line of credit is limited to the value  of
                the  bond letter of credit on the Company's  Dulles,
                Virginia  hangar facility plus the value of  60%  of
                the  book value of certain rotable spare parts.   As
                of December 31, 2001 the amount of available credit under the line was $9.7 million. As of December
                31, 2001 there were no outstanding borrowings on the $25 million line of credit.

                In July 1997, the Company issued $57.5 million aggregate principal amount of 7% Convertible Subordinated Notes due July 1, 2004 ("the Notes"). The Notes were convertible into shares of Common Stock unless previously redeemed or repurchased, at a conversion price of $4.50 per share, subject to certain adjustments. During 1998, approximately $37.7 million of the notes were converted into approximately 8.5 million shares of common stock. Interest on the Notes was payable on April 1 and October 1 of each year. On May 15, 2000, the Company called the remaining $19.8 million principal amount of Notes outstanding, for redemption at 104% of face value effective July 3, 2000. The Noteholders elected to convert all of the Notes into common stock and approximately 4.4 million shares were issued in exchange for the Notes during the period May 25, 2000 to June 6, 2000, resulting in an addition to paid in capital of approximately $19.8 million partially offset by a reduction of approximately $471,000 for the unamortized debt issuance costs relating to the Notes in connection with their conversion.

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

                 Long-term debt consists of the
          following:
       (in thousands)                                   2000       2001
       December 31,
       Equipment Notes associated with Pass
          Through Trust Certificates, due
                January 1, 2008 and January 1,
          2010, principal payable annually
          through January 1, 2006 and semi-           13,304     12,262
          annually thereafter through maturity,
          interest payable semi-annually at 7.49%
          throughout term of notes,
          collateralized by four J-41 aircraft.

       Notes payable to institutional lenders,
          due between October 23, 2010 and May
          15, 2015, principal payable                 50,952     48,096
          semiannually with interest ranging from
          5.65% to 7.63% through maturity,
          collateralized by four CRJ aircraft.

       Note payable to institutional lender, due
          October 2, 2006, principal payable           3,168      2,722
          semiannually with interest at 6.56%,
          collateralized by one J-41 aircraft.

       Total                                          67,424     63,080
       Less:  Current Portion                          4,344      4,639
                                                     $63,080    $58,441

                As of December 31, 2001, maturities of long-term
                debt are as follows:
                (in thousands)
                2002                                    $ 4,639
                2003                                      4,900
                2004                                      5,153
                2005                                      6,019
                2006                                      5,936
                Thereafter                               36,433
                                                        $63,080

                The Company has various financial covenant requirements associated with its debt and United marketing agreements. These covenants require the Company to meet certain financial ratio tests, including tangible net worth, net earnings, current ratio and debt service levels.

5. Obligations The Company leases certain equipment for Under noncancellable terms of more than one year. The net
Capital         book  value of the equipment under capital leases  at
      Leases    December  31, 2000 and 2001 is $5.5 million and  $3.6
                million,  respectively.  The leases were  capitalized
                at  the  present  value of the lease  payments.   The
                weighted average interest rate for these leases is approximately 7.6 %.

                 At December 31, 2001, the future minimum payments, by year and in the aggregate, together with the present value of the net minimum lease payments, are as follows:

                  (in thousands)
                Year Ending December 31,

                 2002                                        $  1,584
                 2003                                           1,565
                 2004                                             772
                 Total future minimum lease                     3,921
                    payments
                 Amount representing interest                     360
                 Present value of minimum lease                 3,561
                    payments
                 Less:  Current maturities                      1,359
                                                             $  2,202

6.  Operating    Future  minimum  lease payments under  noncancellable
      Leases     operating leases at December 31, 2001 are as follows:

                 (in thousands)
         Year ending December 31,    Aircraft  Other        Total
                2002               $ 120,914  $ 7,236  $  128,150
                2003                 112,841    7,297     120,138
                2004                 116,945    7,297     124,242
                2005                 115,559    7,094     122,653
                2006                 113,565    7,042     120,607
                Thereafter           940,188   45,431     985,619
                  Total  minimum
                  lease payments  $1,520,012 $ 81,397  $1,601,409

                 Certain of the Company's leases require aircraft to be in a specified maintenance condition at lease termination or upon return of the aircraft.

                 The Company's lease agreements generally provide that
                the Company pays taxes, maintenance, insurance and other operating expenses applicable to leased assets. Operating lease expense was $56.2 million, $70.8 million, and $107.4 million for the years ended December 31, 1999, 2000, and 2001, respectively.

7.  Stockholders'  Stock Splits
       Equity
                On January 25, 2001, the Company announced a 2-for-1 common stock split payable as a stock dividend on February 23, 2001 to shareholders of record on February 9, 2001. The effect of this stock split is reflected in the accompanying financial statements, calculation of income per share, and stock option table presented below as of and for the years ended December 31, 1999, 2000 and 2001.

                Stock Option Plans

                The Company's 1992 Stock Option Plan has 3.0 million shares of which a majority had been granted by 1995. The Company's 1995 Stock Incentive Plan has 5.0 million shares of which the majority had been granted by year-end 1999. In 2000, the Company's shareholders approved a new 2000 Stock Incentive Plan for 4.0 million shares. These three shareholder approved plans provide for the issuance of incentive stock and non qualified stock options to purchase common stock of the Company and restricted stock awards to certain employees and directors of the Company. In addition, during 2000 the Company's Board of Directors approved stock option programs for an additional 2.4 million shares. The Board approved programs provide for the issuance of non-qualified stock options to purchase common stock of the Company and restricted stock awards to certain employees. Executive officers and directors of the Company are not eligible to participate in the Board authorized stock option programs. Under the plans and programs, options are granted by the Chief Executive Officer of the Company with approval from the Compensation Committee of the Board of Directors and vest over a period ranging from three to five years.

                A summary of the status of the Company's stock option plan awards, including restricted stock awards as of December 31, 1999, 2000, and 2001 and changes during the periods ending on those dates is presented below:

                               1999             2000            2001
                              Weighted        Weighted         Weighted
                              average         average          average
                              exercise        exercise         exercise
                      Shares   price   Shares  price    Shares  price
Options outstanding at
beginning of year    3,719,798  $ 3.76 4,445,642 $ 6.14 4,576,994  $ 8.57
Granted              1,470,000  $11.44 1,341,000 $12.51 2,202,826  $14.74
Exercised              525,852  $ 3.07 1,132,432 $ 3.46 1,524,482  $ 5.35
Canceled               218,304  $ 8.85    77,216 $10.84    60,700  $14.90
Options outstanding  4,445,642  $ 6.14 4,576,994 $ 8.58 5,194,638  $12.07
at end of year

Options exercisable  2,320,412  $ 3.03 2,132,823 $ 5.02 1,408,608  $ 7.88
at year-end
Options available for   54,668         5,190,884        3,048,758
granting at year end

Weighted-average fair
value of options         $6.57             $7.45            $8.77
granted during the
year

                The Company awarded a total of 55,900 shares of restricted stock to certain employees during 2001. These shares vest over four years and have a provision for accelerated vesting tied to a 25% increase in any 2002 quarter's operating results over the prior years quarter. The Company recognized $218,000 in compensation expense in 2001 due to these restricted stock awards. The Company awarded a total of 67,000 shares of restricted stock to certain employees during 2000. These shares vest over three years and had a provision for accelerated vesting if the Company's stock price appreciated by 25% during the first year of vesting. In February 2001, the
                Company's stock price met the threshold for accelerated vesting and as a result, these restricted shares vested 100% in April 2001. The Company recognized $1.1 million and $78,000 in compensation expense in 2001 and 2000, respectively, due to these restricted stock awards and as a result of the accelerated vesting schedule. In 1998, the Company awarded a total of 200,000 shares of restricted stock to certain employees. These shares vest over three to five years. The Company recognized $343,000, $301,000 and $241,000 in compensation expense for 1999, 2000 and 2001 respectively, associated with the 1998 restricted stock awards and $94,000, $90,000 and $57,000 for 1999, 2000 and 2001 respectively, associated with stock option awards.

                The following table summarizes information about stock options outstanding at December 31, 2001:

                         Options Outstanding       Options Exercisable
                              Weighted-
                    Number    average     Weighted-  Number    Weighted-
                  outstanding remaining   average  exercisable   average
Range of exercise     at     contractual  exercise             exercise
      price         12/31/01 life  price  price     12/31/01     price
                              (years)
$0.00  - $2.79       421,588        2.7    $  .42   310,302    $  .58
$2.80 - $5.59        198,776        5.0   $  3.72   198,776   $  3.72
$5.60 - $8.39        134,992        6.0   $  6.12   134,992   $  6.12
$8.40 - $11.19       593,866        7.5     $9.85   221,516     $9.67
$11.20 - $13.99    3,195,730        8.9    $13.43   404,386    $12.55
$14.00 - $16.79      351,786        7.8    $15.67   135,136    $15.35
$16.80 - $19.59       13,000        9.0    $17.70     2,000    $17.13
$19.60 - $22.39      188,000        9.2    $20.56     1,500    $20.95
$22.40 - $25.19       16,500        9.3    $23.49         -         -
$25.20 - $27.99       80,400        9.6    $26.90         -         -
                   5,194,638        8.0    $12.07 1,408,608   $  7.88


                The Company uses the Black-Scholes option model to estimate the fair value of options. A risk-free interest rate of 6.6%, 6.0% and 4.5% for 1999, 2000 and 2001, respectively, a volatility rate of 65%, 65% and 73.4% for 1999, 2000 and 2001, respectively, with an expected life of 6.7 years for 1999, 4.0 years for 2000 and 4.0 years for 2001 were assumed in estimating the fair value. No dividend rate was assumed for any of the years.

                The following summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value. The proforma information disclosed below does not include the impact of awards made prior to January 1, 1995 (in thousands, except per share data):

                      1999            2000              2001
                   As      Pro     As      Pro     As       Pro
                Reported   Forma  Reported Forma  Reported  Forma

   Net income   $28,268  $23,931 $15,155  $12,009 $34,322  $29,038

   Basic
   earnings     $ .75    $  .63  $ .38    $ .30   $ .79    $ .67
    per share

   Diluted
   earnings     $ .66    $  .56  $ .36    $ .28   $  .76   $ .64
   per share

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

8.  Employee    Employee Stock Ownership Plan
    Benefit
    Plans       The  Company  established an Employee Stock  Ownership
                Plan   (the   "ESOP")   covering   substantially   all
                employees. For each of the years 1992 through 1995, the Company made contributions to the ESOP that were used in part to make loan and interest payments.
                Shares of common stock acquired by the ESOP were allocated to each employee based on the employee's annual compensation.

                Effective June 1, 1998, the Board of Directors of the Company voted to terminate the Plan. On March 15, 1999, the Internal Revenue Service issued a determination letter notifying the Company that the termination of the Plan does not adversely affect the Plan's qualification for federal tax purposes. Upon termination of the Plan, a participant becomes 100% vested in his or her account. In preparing for the final distribution of ESOP shares to participants, it was determined that a misallocation of shares had occurred in years 1993 through 1997 resulting in certain eligible participants not receiving some of their entitled shares. The Company contributed the required number of additional shares to the ESOP during the second and third quarters of 1999 when the final calculation was determined and recognized approximately $250,000 in expense. The Company filed a request for a compliance statement under the IRS's Voluntary Compliance Resolution Program to obtain Service approval of the Company's response to the share misallocation issue. In September 1999, the ESOP trustee began distribution of the ESOP assets per participant's direction. In 2000 and 2001, additional ESOP shares were distributed, as participants were located. The ESOP will continue until all participants are located and any remaining assets are properly distributed. The number of shares remaining in the Plan as of December 31, 2000 and 2001 were 29,074 and 14,537, respectively.

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

                Effective October 1, 1994, the Plan was amended to require the Company to make contributions to the Plan for eligible pilots in exchange for certain concessions. These contributions are in excess of any discretionary contributions made for the pilots under the original terms of the Plan. These contributions are 100% vested and equal to 3% of the first $15,000 of each eligible pilot's compensation plus 2% of compensation in excess of $15,000. The
                Plan limits the Company's contributions for the pilots to 15% of the Company's adjusted net income before extraordinary items for such plan year. The Company's obligations to make contributions with respect to all plan years in the aggregate are limited to $2.5 million. The employer's aggregate contribution as of December 31, 1999 was $2,500,000.

                The Plan allows the Company to make discretionary matching contributions for non-union employees, mechanics, and certain flight attendants, equal to 25% of salary contributions up to 4% of total compensation. Effective with the ratification of the pilot's new union agreement on February 9, 2001, the Company's match for pilots is variable depending upon the pilot's length of service and the Company's operational performance. The Company's matching percentage for a pilot can range from one to seven percent of eligible contributions. The Company's matching contribution for all qualified employees, if any, vests ratably over five years. Contribution expense was approximately $303,000, $374,000 and $3.9 million for 1999, 2000 and 2001, respectively. The Company's contribution expense in 2001 includes estimated costs of $2.9 million for additional contributions to correct operational defects found in the Company's 401(k) plan in addition to $1 million in discretionary matching contributions.

                Profit Sharing Programs

                The Company has profit sharing programs that result in periodic payments to all eligible employees. Profit sharing compensation, which is based on attainment of certain performance and financial goals, was approximately $4.5 million, $4.5 million, and $6.3 million in 1999, 2000 and 2001, respectively.

 9.Income       The provision (benefit) for income taxes includes the
   Taxes        following components: (in thousands)

                Year Ended December 31,
                                           1999      2000        2001
                Federal:
                     Current            $ 10,420   $ 11,295   $ 15,392
                     Deferred              5,602    (4,267)      4,437
                Total federal             16,022      7,028     19,829
                       provision
                State:
                     Current               1,993      1,010      2,207
                     Deferred                304      (381)        477
                Total state provision      2,297        629      2,684
                Total provision on
                 income   before
                 accounting change        18,319      7,657     22,513
                Income tax benefit
                 due to change in          (598)
                 accounting method                        -          -
                Total provision         $ 17,721    $ 7,657   $ 22,513

                A   reconciliation  of  income  tax  expense  at   the
                applicable federal statutory income tax rate of 35% to the tax provision recorded is as follows:

                (in thousands)
                Year   ended  December
                31,                         1999       2000      2001
                Income tax expense
                    at statutory rate    $16,616     $7,984   $19,892
                Increase    (decrease)
                in tax
                  expense due to:
                Permanent differences         89      (487)       877
                       and other
                State   income
                  taxes, net               1,614        160     1,744
                  of federal benefit

                Income tax expense       $18,319     $7,657   $22,513

                Deferred income taxes result from temporary differences which are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than for financial reporting purposes. The Company's 2000 effective tax rate was positively affected by the receipt of a favorable ruling request which allowed the Company to obtain additional tax credits to offset income tax as well as the realization of certain tax benefits that were previously reserved which together reduced income tax expense by approximately $1.4 million.

                The following is a summary of the Company's deferred income taxes as of December 31, 2000 and 2001:

                 (in thousands)
                 December 31,
                                                      2000       2001

                 Deferred tax assets:
                      Engine maintenance          $   679     $   411
                          accrual
                      Intangible assets               735         569
                      Air traffic liability           672         942
                      Allowance for bad debts         302         238
                      Deferred aircraft rent        1,737       2,363
                      Deferred credits              2,830       2,241
                      Accrued compensation            944       1,557
                      Accrued aircraft early       11,599       9,555
                          retirement charge
                      Start up and                  2,204       1,702
                          organizational costs
                      Other                           867       3,735
                         Total deferred tax        22,569      23,313
                              assets

                 Deferred tax liabilities:
                      Depreciation and           (26,534)    (32,717)
                         amortization
                      Accrued expenses and          (996)     (1,238)
                         other
                          Total deferred tax     (27,530)    (33,955)
                              liabilities
                 Net deferred income tax
                 (liabilities)                  $ (4,961)  $ (10,642)

                 No valuation allowance was established in either 2000 or 2001, as the Company believes it is more likely than not that the deferred tax assets will be realized.

   10.           Aircraft
   Commitments
   and As of December 31, 2001, the Company had a total of 39 Canadair Regional Jets ("CRJs") on order from
   Contingencies Bombardier,   Inc.,   and  held   options   for   80
                 additional CRJs. The Company also had a firm order with Fairchild Dornier for 36 Fairchild Dornier 32 seat regional jets ("328JET") aircraft, and options for 81 additional 328JETs. Of the 75 firm aircraft deliveries, 33 are scheduled for 2002 and 42 are scheduled for 2003. The Company is obligated to purchase and finance (including leveraged leases) the 75 firm ordered aircraft at an approximate capital cost of $1.2 billion. The Company anticipates leasing the majority of its year 2002 aircraft deliveries on terms similar to previously delivered regional jet aircraft.

                 Post Retirement Benefits

                 The  Company  has  committed to  provide  its senior
                 executive  officers a  deferred  compensation   plan
                 which utilizes split dollar life insurance policies, and for a certain officer, a make-whole provision for taxes, post retirement salary based on ending salary, and post retirement benefits based on benefits similar to those currently provided to the executive while actively employed. The Company has estimated the cost of the deferred compensation and tax gross up feature, future salary and future benefits and is accruing this cost over the remaining required
                 service  time  of the executive officers.   In  2001,
                 the  Company expensed approximately $1.8 million  as
                 the  current  year's  cost of these  benefits.   The
                 company expects to recognize similar costs annually over the remaining service life of the senior executives.



                 Training

                 The Company has entered into agreements with Pan Am International Flight Academy ("PAIFA"), which allow the Company to train CRJ, J-41 and 328JET pilots at PAIFA's facility near Washington-Dulles. In 2001, PAIFA relocated its Washington-Dulles operations to a new training facility housing two CRJ simulators, a 328JET simulator, and a J-41 simulator near the Company's Washington-Dulles headquarters. The Company has agreements to purchase an annual minimum number of CRJ and J-41 simulator training hours at agreed rates, through 2010 for the CRJ, and 2002 for the J-41. The Company's payment obligations for CRJ and J-41 simulator usage over the remaining years of the agreements total approximately $12.5 million.

                 In 2001, a simulator provision and service agreement between PAIFA, CAE Schreiner and the Company was executed and 328JET training commenced at the PAIFA facility. Under this agreement, the Company has committed to purchase all of its 328JET simulator time from PAIFA at agreed upon rates, with no minimum number of simulator hours guaranteed. A second 328JET simulator is scheduled for installation at the Washington-Dulles PAIFA simulator facility in July 2002.

                 At December 31, 2001, the Company's minimum payment obligations under the PAIFA agreements for the CRJ and J-41 simulators are as follows:

                 (in thousands)
                 Year ended December 31,
                 2002                   $3,631
                 2003                    1,371
                 2004                    1,391
                 2005                    1,178
                 2006                    1,195
                 Thereafter              3,692
                                      $ 12,458

                 Derivative Financial Instruments

                 The Company has periodically entered into a series of put and call contracts as an interest rate hedge designed to limit its exposure to interest rate changes on the anticipated issuance of permanent financing relating to the delivery of the CRJ aircraft. During 1999, 2000 and 2001, the Company settled seven, eight and one hedge transactions, respectively, receiving $119,000 from the counterparty in 1999, paying the counterparty $379,000 in 2000 and paying the counterparty $722,000 in 2001. In 1999, the Company recognized a gain of $211,000 on the settlement of one contract, representing the ineffective portion of a hedge. At December 31, 2000 the Company had one interest rate hedge transaction open with a notional value of $8.5 million. It settled on January 3, 2001 resulting in the payment to the counterparty referenced above.

                 In October 1999, the Company entered into commodity swap transactions to hedge price changes on approximately 13,300 barrels of crude oil per month for the period April to June 2000, and on approximately 23,300 barrels of crude oil per month for the period July through September 2000. The contracts provided for an average fixed price equal to approximately 52.6 cents per gallon for the second quarter of 2000 and 51 cents per gallon for the third quarter of 2000. Effective December 1, 2000, under the United Air Lines agreements and since inception of the Delta Air Lines agreements, the Company no longer bears the risk associated with fuel price volatility for its operations. Accordingly, no fuel hedging transactions were entered for 2001, and there were no fuel hedging transactions open as of December 31, 2001 and 2000.

11.  Aircraft    During  the  fourth  quarter of  2001,  the  Company
   Early         recorded  an  aircraft  early retirement  charge  of
   Retirement    $23.5  million  ($14.0 million after  tax)  for  the
   Charge        early   retirement   of  nine  leased   Jetstream-41
                 turboprop   aircraft  that  will  be  removed   from
                 service   prior  to  year-end  2002.   The   Company
                 anticipates  taking additional charges  during  2002
                 of  approximately $48 million pre-tax ($28.4 million
                 after-tax)  for the retirement of its remaining  29-
                 seat   Jetstream-41  turboprop  aircraft  in   2003.
                 Fairchild Dornier, the manufacturer of the  328JETs,
                 is  contractually  obligated  to  make  the  Company
                 whole for any difference between lease payments,  if
                 any,  received from remarketing the 26 J-41 aircraft
                 leased   by  the  Company  and  the  lease   payment
                 obligations  of the Company on those  aircraft.   To
                 the  extent  that  Fairchild  Dornier  fulfills  its
                 contractual   obligations,  the  majority   of   the
                 aircraft  early retirement charge will not adversely
                 affect   the  Company's  cash  position,  with   the
                 payments by Fairchild Dornier being recorded  as  an
                 aircraft   purchase   inducement   on   the   328JET
                 aircraft.      The   undiscounted  remaining   lease
                 obligations  (net  of  the  Company's  estimate   of
                 future  sublease  rentals) on the J-41  fleet  after
                 planned  retirement  dates  in  2002  and  2003  are
                 approximately  $55  million  and  continue   through
                 2010.   The  Company would remain liable  for  these
                 lease payments in the event that Fairchild Dornier defaults on its obligation. No asset impairment charges were included in the aircraft early retirement charge.

                 During 2000, the Company recorded aircraft early retirement operating charges totaling $29 million ($17.4 million net of income tax) for the early lease termination of its 28 19-seat Jetstream 32 turboprop aircraft, which were removed from service prior to December 31, 2001. The charge included the estimated cost of contractual obligations to meet aircraft return conditions, as well as a lease termination fee, which fee was calculated including such factors as the discounted present value cost of future lease obligations from the planned out of service date to the lease termination date, and miscellaneous costs and benefits of early return to the lessor. As a result of completing the J-32 early retirement during the fourth quarter of 2001, the Company reversed approximately $500,000 of the original $29 million charge which will not be required, and recorded this amount as a reduction to the aircraft early retirement charge taken in 2001.

12.  Air          On  September 22, 2001, President Bush signed  into
   Transportation law the Air Transportation Safety and System Safety and Stabilization Act (the "Act"). The Act provided
   System         cash   grants   to  commercial  air   carriers   as
   Stabilization compensation for direct losses incurred beginning Act/Aviation with the terrorist attacks on September 11, 2001
   and            as  a  result of the FAA mandated ground stop order
   Transportation issued by the Secretary of Transportation, and for Security Act incremental losses incurred during the period beginning  September 11, 2001 and  ending  December
                  31,  2001 as a direct result of such attacks.   The
                  Company  has  received $9.7 million in cash  grants
                  under  these provisions recognized as non-operating
                  income  under  "government  compensation"  for  the
                  third  and  fourth quarters 2001.  This amount  was
                  the  government's estimate of approximately 85%  of
                  amount  due  to  the Company based  on  preliminary
                  data.    The   exact   amount  of   the   Company's
                  compensation will be based on the lesser of  actual
                  losses  incurred or a statutory limit based on  the
                  total  amount  allocable  to  all  airlines.   This
                  exact  amount is not yet determinable  because  the
                  statutory limit is subject to information  not  yet
                  released  by the federal government.  As such,  the
                  Company  is  unsure if it will be entitled  to  any
                  further  government compensation under this program
                  and  will recognize any remaining payments as  non-
                  operating   income   during  the   period   it   is
                  determined   the  Company  is  entitled   to   such
                  amounts.     All  amounts  received  as  government
                  compensation are subject to audit and adjustment by the federal government.

                  In addition to the Compensation described above, the Act: provides U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market; authorizes the federal government to reimburse air carriers for the increased cost of war risk insurance premiums for a limited but undetermined period of time as a result of the terrorist attacks of September 11, 2001; and, authorizes the federal government, pursuant to new regulations, to provide loan guarantees to air carriers in the aggregate amount of $10 billion. Subsequently the government authorized air carriers to apply for reimbursement under the Act for increased insurance costs incurred during the period October 1, 2001 to October 30, 2001, and the Company applied for received, and booked as a reduction to insurance expense $652,000 in such reimbursements. This amount was based on costs incurred during the period, and no other insurance reimbursements are anticipated. Finally, with respect to federal loan guarantees, the Company continues to evaluate the terms and conditions being imposed by the government, and has not yet determined whether to make application for any such facility.

                  Following the September 11 terrorist attacks, the aviation insurance industry imposed a worldwide surcharge on aviation insurance rates as well as a reduction in coverage for certain war risks. In response to the reduction in coverage, the Air Transportation Safety and System Stabilization Act provided U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market. The Company has purchased this coverage through May 19, 2002 and anticipates renewing it for as long as the coverage is available from the U.S. government. The airlines and insurance industry, together with the United States and other governments, are continuing to evaluate both the cost and options for providing coverage of aviation insurance. Recently, an industry-led group announced a proposal to create a mutual insurance company, to be called Equitime, to cover war risk and terrorism risk, which would initially seek support through government guarantees. Equitime would provide a competitive alternative to insurance being offered by the traditional insurance market, which opposes this initiative. Equitime's organizers project that it may be available to provide insurance as early as May 2002 to up to 70 U.S. carriers. The Company has not been actively involved in the formation of Equitime and is unable to anticipate whether this source of insurance will be made available and, if so, whether it will offer competitive rates. The Company anticipates that it will follow industry practices with respect to sources of insurance.

                  On November 19, 2001 the President signed into law the Aviation and Transportation Security Act (the "Security Act"). The Security Act requires heightened passenger, baggage and cargo security measures be adopted as well as enhanced airport security procedures. The Security Act created the Transportation Security Administration ("TSA") that has taken over from the air carriers the reasonability for conducting the screening of passengers and their baggage. The TSA assumed both of the Company's passenger screening contracts on February 17, 2002. Air carriers continue to have responsibility for aircraft security, employee background checks, the security of air carrier airport facilities and other security related functions.

                  The activities of the TSA are to be funded in part by the application of a $2.50 per passenger enplanement security fee (subject to a maximum of $5.00 per one way trip) and payment by all passenger carriers of a sum not exceeding each carrier's passenger and baggage screening cost incurred in calendar year 2000. The TSA is charged to have equipment in operation by the end of 2002 to be able to electronically screen all checked passenger baggage with explosive detection systems. The TSA is also required to deploy federal air marshals on an increased number of passenger flights. The Security Act imposes new and increased requirements for air carrier employee background checks and additional security training of flight and cabin crew personnel. These additional and new requirements may increase the security related costs of the Company. The Security Act also mandated and the FAA has adopted new rules requiring the strengthening of cockpit doors, some of the costs of which may be reimbursed by the FAA. The Company has completed level one fortification if its cockpit doors on all of its aircraft as of November 15, 2001. The FAA has mandated additional cockpit door modifications that will result in additional costs. The Company intends to apply for reimbursement of these costs and other security costs for which the FAA has established a cost reimbursement program. There is no guarantee that the Company will be reimbursed in full for the cost  of  these  modifications. New  passenger  and
                  baggage screening requirements have caused disruptions in the flow of passengers through airports and in some cases delayed airline operations. The Company may experience security-related disruptions in the future, including reduced passenger demand for air travel, but believes that its exposure to such disruptions is not greater than that faced by other providers of regional air carrier services.


13.  Subsequent  In  the  first quarter of 2002, the Company expanded
   Events its charter operations by ordering three additional 328JET aircraft from Fairchild Dornier. One of these, which has already been acquired, was purchased through the application of certain deposits previously placed with Fairchild Dornier, and the others will be financed through debt, with repayment over approximately ten years.



 14.  Litigation The Company is a party to routine litigation and  to
                 FAA civil action proceedings, all of which are incidental to its business, and none of which the Company believes are likely to have a material effect on the Company's financial position or the results of its operations.


 15.  Financial  Statement  of  Financial  Accounting  Standards  No.
                 107,   "Disclosure  of  Fair  Value   of   Financial
   Instruments   Instruments"  requires the disclosure  of  the  fair
                 value   of  financial  instruments.  Some   of   the
                 information   used  to  determine  fair   value   is
                 subjective  and  judgmental  in  nature;  therefore,
                 fair    value   estimates,   especially   for   less
                 marketable   securities,  may  vary.   The   amounts
                 actually   realized  or  paid  upon  settlement   or
                 maturity could be significantly different.

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

                  The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows (brackets denote liability):

             (in thousands)  December 31, 2000      December 31, 2001
                               Carrying Estimated  Carrying Estimated
                                Amount    Fair      Amount    Fair
                                         Value               Value
                 Cash and cash
                   Equivalents  $86,117  $86,117  $173,669  $173,669
                 Short-term      35,100   35,100     7,300     7,300
                    investments
                 Accounts        29,052   29,052     8,933     8,933
                  receivable
                 Accounts       (19,724) (19,724)  (21,750)  (21,750)
                  payable
                 Long-term debt (67,424) (68,061)  (63,080)  (63,856)

                  See note 10 for information regarding the fair value of derivative financial instruments.

16.               Supplemental disclosures of cash flow
   Supplemental   information:
   Cash Flow                          Year ended
   Information                       December 31,
                                    (in thousands)

                                          1999      2000     2001

                   Cash paid during the
                     period for:
                        - Interest      $4,532    $6,410    $5,352
                        - Income taxes   8,193     8,944     7,837

                  The following non cash investing and financial activities took place in 1999, 2000 and 2001:

                  During 1999, the Company received $755,000 of manufacturers credits that were applied against the purchase price of the two CRJs purchased in 1999 from the manufacturer. The credits will be utilized primarily through the purchase of rotable parts and other fixed assets, expendable parts, and pilot training.

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

                  In 2001, the Company capitalized $2.6 million in interest related to $44.8 million on deposit with aircraft manufacturers.

   17.  Recent
   Accounting
   Pronouncement  On  July 5, 2001, the Financial Accounting Standards
   s Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations", and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. Statement No. 142 includes requirements to test goodwill and indefinite life intangible assets for impairment rather than amortize them. Statement No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt Statement No. 142 beginning in the first quarter of 2002. The Company anticipates that implementation of SFAS 141 and SFAS 142 will have minimal impact on the Company's financial position or results of operations.

                  On   October   3,  2001,  the  Financial  Accounting
                  Standards  Board  issued  FASB  Statement  No.  144,
                  Accounting for the Impairment or Disposal  of  Long-
                  Lived  Assets, which addresses financial  accounting
                  and reporting for the impairment or disposal of long-
                  lived  assets.   Statement No. 144  supersedes  FASB
                  Statement No. 121, Accounting for the Impairment  of
                  Long-Lived  Assets and for Long-Lived Assets  to  Be
                  Disposed  Of  and APB Opinion No. 30, Reporting  the
                  Results  of  Operations-Reporting  the  Effects   of
                  Disposal   of   a   Segment  of  a   Business,   and
                  Extraordinary,  Unusual  and Infrequently  Occurring
                  Events and Transactions.  Statement No. 144 includes
                  requirements related to the classification of assets
                  as held for sale, including the establishment of six
                  criteria  that  must  be  satisfied  prior  to  this
                  classification.   Statement No.  144  also  includes
                  guidance  related to the recognition and calculation
                  of   impairment   losses  for   long-lived   assets.
                  Statement No. 144 will be effective for fiscal years
                  beginning after December 15, 2001.  The Company will
                  adopt  Statement  No.  144 beginning  in  the  first
                  quarter of 2002.  Statement No. 144 is projected  to
                  have  minimal  impact  on  the  Company's  financial
                  position or results of operations.
       80         (in thousands, except per share amounts)
18.  Selected
   Quarterly
   Financial
   Data
   (Unaudited)

                                     Quarter Ended
                       March 31,    June 30,  September 30, December 31,
                           2001        2001           2001         2001


   Operating            $133,454    $146,221    $147,651     $156,090
      revenues
   Operating              15,479      20,868      15,895      (8,049) (1)
      income (loss)
   Net income              9,625      12,948      12,751      (1,003) (1,3)
      (loss)
   Net income
      (loss) per
      share
     Basic                $ 0.23    $   0.30    $   0.29   $   (0.02)
     Diluted              $ 0.22    $   0.29    $   0.28   $   (0.02)
   Weighted
      average
      shares
      outstanding
     Basic                42,750      43,168      43,775       43,999
     Diluted              44,638      45,029      45,426       43,999


   Quarter Ended
                       March 31,    June 30,  September 30, December 31,
                           2000        2000           2000         2000

   Operating             $92,499    $116,332    $115,356     $128,339
     revenues
   Operating               4,540      20,629       2,226(2)   (3,308)(2)
     income (loss)
   Net income(loss)        2,280      12,029       2,666(2)   (1,821)(2)
   Net income(loss)
     per share
    Basic               $   0.06    $   0.31    $   0.06   $   (0.04)
    Diluted             $   0.06    $   0.28    $   0.06   $   (0.04)
   Weighted
     average
     shares
     outstanding
    Basic                 37,256      38,746      42,144       42,404
    Diluted               43,048      43,542      43,864       42,404

   1 In the fourth quarter of 2001, the Company recorded an aircraft early retirement charge. The amount of the charge was 23.0 million (pre-tax).
   2 In the third and fourth quarters of 2000, the Company recorded aircraft early retirement charges. The amount of the charges were $8.7 million (pre-tax) in the third quarter, and $20.3 million (pre-tax) in the fourth quarter.
   3 Includes government compensation of $4.6 million (pre-tax) in the third quarter of 2001 and $5.1 million (pre-tax) in the fourth quarter of 2001.
   Note: The sum of the four quarters may not equal the totals for the year due to rounding of quarterly results.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None to report.



                                PART III

          The information required by this Part III (Items 10, 11, 12 and
13) is hereby incorporated by reference from the Company's definitive proxy statement, which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.


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

          3.   Exhibits

Exhibit
Number                Description of Exhibit

3.1  (note 3)    Restated Certificate of Incorporation of the Company.
3.2  (note 13)   Restated By-laws of the Company.
4.1  (note 11)   Specimen Common Stock Certificate.
4.19 (note 12)   Rights Agreement between Atlantic Coast Airlines
                 Holdings, Inc. and Continental Stock Transfer & Trust
                 Company dated as of January 27, 1999.
10.1  (notes 17 and 19)                                         Atlantic
                 Coast Airlines, Inc. 1992 Stock Option Plan.
10.6 (notes 5 & 18)                                             United
                 Express Agreement, dated as of November 22, 2000, as
                 amended as of February 6, 2001, among United Airlines,
                 Inc., Atlantic Coast Airlines and the Company.
10.8 (notes 9 & 18)                                             Delta
                 Connection Agreement, dated as of September 9, 1999 among Delta Air Lines, Inc., Atlantic Coast Airlines
                 Holdings, Inc. and Atlantic Coast Jet, Inc.

10.12(a) (notes 2 & 19)                                        Second
                 Amended and Restated Severance Agreement, dated as of
                 July 25, 2001, between the Company and Kerry B. Skeen.
10.12(b) (notes 1 & 19)                                         Amended
                 and Restated Severance Agreement, dated as of December
                 28, 2001, between the Company and Thomas J. Moore.
10.12(c) (notes 1 & 19)                                         Form of
                 Severance Agreement.  The Company entered into
                 substantially similar agreements with other senior
                 executive officers.
10.12(d) (notes 1 & 19)
                 Form of Letter Agreement substantially similar to
                 agreements entered into with senior executive officers
                 regarding reduction in base salary.
10.13(a)  (note 15)                                             Form of
                 Indemnity Agreement. The Company has entered into
                 substantially identical agreements with the individual
                 members of its Board of Directors.
10.23  (note 1)  Loan and Security Agreement dated September 28, 2001 between Atlantic Coast Airlines and Wachovia Bank, N.A.
10.24  (notes 11 and 19)                                        Atlantic
                 Coast Airlines, Inc. 1995 Stock Incentive Plan, as
                 amended as of May 5, 1998.
10.245  (notes 7 and 19)                                        2000
                 Stock Incentive Plan of Atlantic Coast Airlines Holding,
                 Inc.
10.25(a)(notes 11 and 19) Form of Incentive Stock Option Agreement.  The
                 Company enters into this agreement with employees who
                 have been granted incentive stock options pursuant to
                 the Stock Incentive Plans.
10.25(b)  (notes 11 & 19)                                       Form of
                 Incentive Stock Option Agreement.  The Company enters
                 into this agreement with corporate officers who have
                 been granted incentive stock options pursuant to the
                 Stock Incentive Plans.
10.25(c) (notes 11 & 19)                                        Form of
                 Non-Qualified Stock Option Agreement. The Company enters
                 into this agreement with employees who have been granted
                 non-qualified stock options pursuant to the Stock
                 Incentive Plans.
10.25(d) (notes 11 & 19)                                        Form of
                 Non-Qualified Stock Option Agreement. The Company enters
                 into this agreement with corporate officers who have
                 been granted non-qualified stock options pursuant to the
                 Stock Incentive Plans.
10.25(e) (notes 11 & 19)                                        Form of
                 Restricted Stock Agreement. The Company entered into
                 this agreement with corporate officers who were granted
                 restricted stock pursuant to the Stock Incentive Plans.
10.27  (notes 8 & 19)                                           Form of
                 Split Dollar Agreement and Agreement of Assignment of
                 Life Insurance Death Benefit as Collateral.  The Company
                 has entered into substantially identical agreements with
                 Kerry B. Skeen, Thomas J. Moore, Michael S. Davis,
                 Richard J. Surratt, and William R. Lange.
10.31  (note 19) Summary of Senior Management Incentive Plan. The Company
                 has adopted a plan as described in this exhibit for 2002
                 and for the three previous years.
10.32  (note 19) Summary of Management Incentive Plan and Share the
                 Success Program.  The Company has adopted plans as
                 described in this exhibit for 2002 and for the three
                 previous years.
10.40A (notes 11 & 18)                                          Purchase
                 Agreement between Bombardier Inc. and Atlantic Coast
                 Airlines Relating to the Purchase of Canadair Regional
                 Jet Aircraft dated January 8, 1997, as amended through
                 December 31, 1998.
10.40A(1) (notes 9 & 18)                                        Contract
                 Change Orders No. 13, 14, and 15, dated April 28, 1999,
                 July 29, 1999, and September 24, 1999, respectively,
                 amending the Purchase Agreement between Bombardier Inc.
                 and Atlantic Coast Airlines relating to the purchase of
                 Canadair Regional Jet Aircraft dated January 8, 1997.
10.41 (notes 9 & 18)                                            Purchase
                 Agreement between Bombardier Inc. and Atlantic Coast
                 Airlines relating to the Purchase of Canadair Regional
                 Jet Aircraft dated July 29, 1999, as amended through
                 September 30, 1999.
10.45 (note 4)   Form of Aircraft Purchase Agreement between Fairchild
                 Dornier GmbH and Atlantic Coast Airlines dated effective
                 December 20, 2000 (supersedes Exhibits 10.45 and
                 10.45(1) filed as an Exhibit to the Annual Report on
                 Form 10-K for the year ended December 31, 2000.
                 Confidential treatment is being sought for portions of
                 this exhibit).
10.50(a) (note 14)                                              Form of
                 Purchase Agreement, dated September 19, 1997, among the
                 Company, Atlantic Coast Airlines, Morgan Stanley & Co.
                 Incorporated and First National Bank of Maryland, as
                 Trustee.
10.50(b) (note 14)                                              Form of
                 Pass Through Trust Agreement, dated as of September 25,
                 1997, among the Company, Atlantic Coast Airlines, and
                 First National Bank of Maryland, as Trustee.
10.50(c) (note 14)                                              Form of
                 Pass Through Trust Certificate.
10.50(d) (note 14)                                              Form of
                 Participation Agreement, dated as of September 30, 1997,
                 Atlantic Coast Airlines, as Lessee and Initial Owner
                 Participant, State Street Bank and Trust Company of
                 Connecticut, National Association, as Owner Trustee, the
                 First National Bank of Maryland, as Indenture Trustee,
                 Pass-Through Trustee, and Subordination Agent, including, as exhibits thereto, Form of Lease Agreement, Form of Trust Indenture and Security Agreement, and Form of Trust Agreement.
10.50(e) (note 14)
                 Guarantee, dated as of September 30, 1997, from the Company.
10.80 (note 14)  Ground Lease Agreement Between The Metropolitan
                 Washington Airports Authority And Atlantic Coast
                 Airlines dated as of June 23, 1997.
10.85 (note 11)  Lease Agreement Between The Metropolitan Washington
                 Airports Authority and Atlantic Coast Airlines, with amendments as of January 1, 1999.
21.1             Subsidiaries of the Company.
23.1             Consent of KPMG LLP.


Notes

(1) Filed as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(2) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three-month period ended September 30, 2001.
(3) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three-month period ended June 30, 2001.
(4) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2001.
(5) Filed by Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(6) Filed as an Exhibit to the Current Report on Form 8-K filed on March 2, 2001.
(7) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three-month period ended June 30, 2000.
(8) Filed as an Exhibit to the Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

(9) Filed as Exhibit to the Quarterly Report on Form 10-Q for the three month period ended September 30, 1999.
(10) Filed as Exhibit to the Quarterly Report on Form 10-Q for the three month period ended June 30, 1999.
(11) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(12) Filed as Exhibit 99.1 to Form 8-A (File No. 000-21976), incorporated herein by reference.
(13) Filed as Exhibit to the Quarterly Report on Form 10-Q for the three month period ended June 30, 1998.
(14) Filed as an Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, incorporated herein by reference.
(15) Filed as an Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, incorporated herein by reference.
(16) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994, incorporated herein by reference.
(17) Filed as an Exhibit to Form S-1, Registration No. 33-62206, effective July 20, 1993, incorporated herein by reference.
(18) Portions of this document have been omitted pursuant to a request for confidential treatment that has been granted.
(19) This document is a management contract or compensatory plan or arrangement.



Reports on Form 8-K:

10/10/01 Regulation FD Disclosure of presentation slides to be used in analyst and/or investor meetings

10/19/01   Regulation FD Disclosure of press release announcing  capacity levels and schedule additions

11/05/01  Salomon Smith Barney Transportation Conference Presentation

01/30/02    Raymond   James  &  Associates  Growth   Airline   Conference
Presentation

02/11/02  Goldman Sachs Air Carrier Conference Presentation

02/11/02   Deutsche  Banc  Alex. Brown Global  Transportation  Conference
Presentation

03/01/02   Raymond James & Associates 23rd Annual Institutional Investors
Conference Presentation

                               SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

                                   ATLANTIC COAST AIRLINES HOLDINGS, INC.

                                                    By:       /S/

                                                       Kerry B. Skeen
                                                       Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.

Name                            Title


           /S/                  Chairman of the Board of
                                Directors
Kerry B. Skeen                  and Chief Executive Officer
                                (Principal executive officer)

           /S/                  Director, President and
Thomas J. Moore                 Chief Operating Officer


           /S/                  Executive Vice President,
                                Treasurer and
Richard J. Surratt              Chief Financial Officer
                                (Principal financial officer)

           /S/                  Vice President, and Controller
David W. Asai                   (Principal accounting officer)


                                               /S/
C. Edward Acker                 Robert E. Buchanan
Director                        Director

           /S/                                /S/
Susan MacGregor Coughlin        Daniel L. McGinnis
Director                        Director

           /S/                                /S/
James C. Miller III             John M. Sullivan
Director                        Director