Form 10-Q
period 2002-03-31
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 2002-05-14
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                    Yes   X        No

As of May 01, 2002, there were 45,115,491 shares of common stock, par value $.02 per share, outstanding.



Part I.  Financial Information
Item 1.  Financial Statements

                  Atlantic Coast Airlines Holdings, Inc.
                  Condensed Consolidated Balance Sheets

                                           December 31, March 31, 2002
(In thousands except for share and               2001       (Unaudited)
per share data)
Assets
Current:
    Cash and cash equivalents                $ 173,669      $   5,362
    Short term investments                       7,300        164,035
    Accounts receivable, net                     8,933          8,233
    Expendable parts and fuel inventory,net     10,565         11,459
    Prepaid expenses and other current assets   19,365         61,594
    Deferred tax asset                           6,806          7,549
        Total current assets                   226,638        258,232
Property and equipment at cost, net of
 accumulated depreciation and amortization     171,528        185,957
Intangible assets, net of accumulated
 amortization                                    1,941          1,891
Debt issuance costs, net of accumulated
 amortization                                    3,415          3,348
Aircraft deposits                               44,810         36,510
Other assets                                     4,093          5,243
        Total assets                         $ 452,425      $ 491,181
Liabilities and Stockholders' Equity
Current:
    Accounts payable                         $  21,750      $  20,815
    Current portion of long-term debt            4,639          4,664
    Current portion of capital lease
     obligations                                 1,359          1,380
    Accrued liabilities                         55,570         64,737
    Accrued aircraft early retirement charge     4,661          4,651
        Total current liabilities               87,979         96,247
Long-term debt, less current portion            58,441         58,018
Capital lease obligations, less current
 portion                                         2,202          1,848
Deferred tax liability                          17,448         22,574
Deferred credits, net                           45,063         49,745
Accrued aircraft early retirement charge,
 less current portion                           19,226         19,226
Other long-term liabilities                        766            956
        Total liabilities                      231,125        248,614
Stockholders' equity:
Common stock: $.02 par value per share;
shares authorized 130,000,000; shares
issued 49,229,202 and 50,084,280
respectively; shares outstanding
44,182,870 and 45,037,948 respectively             985          1,002
Additional paid-in capital                     136,058        142,989
Less: Common stock in treasury, at cost,
5,046,332 shares                               (35,303)       (35,303)
Retained earnings                              119,560        133,879
        Total stockholders' equity             221,300        242,567
        Total liabilities and
         stockholders' equity                $ 452,425      $ 491,181

 See accompanying notes to the condensed consolidated financial statements.

                   Atlantic Coast Airlines Holdings, Inc.
              Condensed Consolidated Statements of Operations
                              (Unaudited)

Three months ended March 31,
(In thousands, except for per share data)                2001         2002
Operating revenues:
 Passenger                                           $ 131,696    $ 170,691
 Other                                                   1,758        2,275
   Total operating revenues                            133,454      172,966
Operating expenses:
 Salaries and related costs                             36,991       45,752
 Aircraft fuel                                          20,457       23,835
 Aircraft maintenance and materials                     11,157       13,871
 Aircraft rentals                                       20,205       26,672
 Traffic commissions and related fees                    3,873        5,061
 Facility rents and landing fees                         7,424       10,625
 Depreciation and amortization                           3,400        4,599
 Other                                                  14,468       18,853
                 Total operating expenses              117,975      149,268
Operating income                                        15,479       23,698
Other income (expense):
 Interest income                                         1,871        1,554
 Interest expense                                       (1,266)      (1,131)
 Other, net                                                (43)         (55)
Total other income                                         562          368
Income before income tax provision                      16,041       24,066
Income tax provision                                     6,416        9,747
Net income                                           $   9,625    $  14,319
Income per share:
 Basic:
   Net income                                            $0.23        $0.32
 Diluted:
   Net income                                            $0.22        $0.31

Weighted average shares outstanding:
              -Basic                                    42,750       44,677
              -Diluted                                  44,638       46,367

 See accompanying notes to the condensed consolidated financial statements.

                Atlantic Coast Airlines Holdings, Inc.
            Condensed Consolidated Statements of Cash Flows
                            (Unaudited)

Three months ended March 31,
(In thousands)                                            2001        2002
Cash flows from operating activities:
   Net income                                        $   9,625    $  14,319
   Adjustments to reconcile net income to net cash
    used in operating activities:
     Depreciation and amortization                       3,359        4,790
     Loss on disposal of assets                            -             44
     Amortization of deferred credits                     (703)      (1,145)
     Capitalized interest (net)                           (173)        (500)
     Other                                                 144        1,367
     Changes in operating assets and liabilities:
       Accounts receivable                              12,960        3,943
       Expendable parts and fuel inventory                (648)        (939)
       Prepaid expenses and other current assets       (26,542)     (42,268)
       Accounts payable                                 11,422          258
       Accrued liabilities                             (20,881)      14,428
Net cash used in operating activities                  (11,437)      (5,703)
Cash flows from investing activities:
     Purchases of property and equipment               (13,884)      (8,870)
     Proceeds from sales of assets                         112           28
     Purchases of short term investments                (3,125)    (197,055)
     Sales of short term investments                     8,905       40,320
     Refunds of aircraft deposits                        8,000        1,400
     Payments of aircraft deposits and other            (3,500)      (3,470)
Net cash used in investing activities                   (3,492)    (167,647)
Cash flows from financing activities:
     Payments of long-term debt                           (375)        (398)
     Payments of capital lease obligations                (351)        (333)
     Deferred financing costs and other                   (696)         (10)
     Proceeds from exercise of stock options             2,155        5,784
Net cash provided by financing activities                  733        5,043
Net decrease in cash and cash equivalents              (14,196)    (168,307)
Cash and cash equivalents, beginning of period          86,117      173,669
Cash and cash equivalents, end of period             $  71,921    $   5,362

See accompanying notes to the condensed consolidated financial statements.

                 ATLANTIC COAST AIRLINES HOLDINGS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Atlantic Coast Airlines Holdings, Inc. ("ACAI") and its wholly owned subsidiaries, Atlantic Coast Airlines ("ACA") and Atlantic Coast Jet, Inc. ("ACJet"), (together, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. On July 1, 2001, ACAI combined the operations of its ACJet subsidiary into the operations of ACA. All significant intercompany accounts and transactions have been eliminated in consolidation. The information furnished in these unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the three month period presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. Certain amounts as previously reported have been reclassified to conform to the current period presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.  OTHER COMMITMENTS

On September 28, 2001, the Company entered into an asset-based lending agreement with a financial institution that provided the Company with a line of credit for up to $25 million. The line of credit, which will expire on October 15, 2003, replaced a previous $35 million line of credit. The interest rate on this line is LIBOR plus .875% to 1.375% depending on the Company's fixed charges coverage ratio. The Company has pledged $16.2 million of this line of credit as collateral for letters of credit issued on behalf of the Company by a financial institution. The available borrowing under the line of credit is limited to the value of the bond letter of credit on the Company's Dulles, Virginia hangar facility plus the value of 60% of the book value of certain rotable spare parts. As of March 31, 2002 the amount of available credit under the line was $8.8 million net of the pledged amount. As of March 31, 2002 there were no outstanding borrowings on the $25 million line of credit.

As of March 31, 2002, the Company had firm orders for 36 Canadair Regional Jets ("CRJs") in addition to the 60 previously delivered, and options for 80 additional CRJs. The Company also had 32 Fairchild Dornier 328JET regional jet aircraft ("328JET") on firm order in addition to the 33 already delivered, and held options for an additional 81 aircraft. The future delivery schedule of the remaining 68 firm ordered regional jet aircraft as of March 31, 2002 was as follows: 16 CRJs and ten 328JETs are scheduled for delivery during the remainder of 2002; 20 CRJs and 22 328JETs in 2003. These delivery schedules have been affected by the events described in the following paragraphs.

On April 2, 2002, Fairchild Dornier, GmbH ("Fairchild"), the manufacturer of the 328JET, filed for the opening of insolvency under the German Insolvency Code due to its inability to pay debts when due. The company is presently being managed by a court appointed interim trustee in insolvency, who under German law is in charge to maintain the business and to ascertain whether a formal insolvency proceeding should be opened. A court decision regarding the opening is expected by approximately the
end  of  June.   Subsequent  to  its filing, Fairchild  obtained  interim
financing that it projects will allow it to continue its operations through June 30, 2002. Fairchild has indicated that it is seeking a long-term solution to its reorganization prior to that date, and that its alternatives include an investment in or sale of the company; the sale of its four individual business units to separate investors; or, the liquidation of one or more of its business units. Its business units
are:   (i)  328JET production; (ii) development of the 728/928 family  of aircraft; (iii) aircraft support and maintenance; and (iv) production of aircraft components for Airbus. It reports that it is in negotiations
with  strategic  investors  regarding these  various  alternatives.   The
Company is unable to predict whether Fairchild will be successful in finding a buyer for all of its operations or for the 328JET production and the aircraft support divisions that are of interest to the Company. The Company was scheduled to take delivery of ten additional 328JETs for the remainder of 2002 and 22 328JETs in 2003. Fairchild has ceased all
aircraft   deliveries  to  the  Company  under  the  present  contractual
arrangements.   The  insolvency trustee (once appointed)  has  the  right
under the German Insolvency Code to accept or reject its obligations to the Company, and the Company has the right to request that Fairchild indicate its intentions, after which Fairchild would have a reasonable time to respond. If the agreements are accepted, Fairchild would have to fulfill all obligations in full, and if they are rejected, the Company would have an unsecured claim for any damages arising from the failure to
perform.   Fairchild's interim insolvency trustee has informally  advised
the   Company  that  he  anticipates  that  Fairchild  will  reject   the
agreements,  including  its  obligation  to  deliver  the  remaining   32
undelivered 328JET aircraft, and its obligation to purchase the Company's owned J-41s and to reimburse the Company with respect to certain J-41 lease obligations, but that Fairchild remains interested in fulfilling all or any part of the Company's aircraft order on new terms to be agreed upon. The Company is presently engaged in negotiations with Fairchild on terms by which it may acquire additional 328JETs, and is also negotiating with other manufacturers of regional jet aircraft for orders of aircraft in lieu of undelivered 328JETs.

At the time of its insolvency filing, Fairchild had significant current and future obligations to the Company in connection with the order of 328JET aircraft. These include obligations: to deliver 32 firm ordered 328JETs and 81 additional option 328JETs with certain financing support; to pay the Company any difference between the lease payments, if any, received from remarketing the 26 J-41 aircraft leased by the Company and the lease payment obligations of the Company on those aircraft; to purchase five J-41 aircraft owned by the Company at their net book value at the time of retirement; to assume certain crew training costs; and to provide spares, warranty, engineering, and related support. As of May 1, 2002, Fairchild has missed the delivery of three 328JETs. The Company believes it has secured rights to Fairchild's equity interest in the delivered 328JETs that it may proceed against in the event that Fairchild fails to fulfill certain of these obligations. The Company is obligated to make payments to third parties for certain training and other matters, estimated at $1.5 million, that were due to be paid by Fairchild at the time of its insolvency filing. The Company intends to claim the right to offset these and other obligations from Fairchild against amounts the Company owes Fairchild to the extent permitted by law. The Company may be required to take a charge for all or a portion of these third party expenses to the extent that it does not prevail in its offset claim. The Company believes its cost to operate the current 328JET fleet will increase in the near term due to costs incurred for maintenance repairs that otherwise would have been covered by manufacturer's warranty and the costs and availability of spare parts until replacement suppliers can be found.

Production of the CRJ was halted for approximately a three week period during the second quarter of 2002 as a result of a strike against Bombardier, Inc. by a union representing approximately 7,500 employees. Production was resumed as of May 6, 2002, following a vote by the workers to accept a new contract offer and to end the strike. The Company's CRJ deliveries have been delayed as a result of the work stoppage, and the Company is in discussions with Bombardier regarding a revised delivery schedule. Initial indications are that four aircraft scheduled for delivery in April and May will be delayed approximately three to four weeks past their original delivery dates and that subsequently scheduled deliveries may be similarly delayed. The Company is scheduled to take delivery of 16 CRJs for the remainder of 2002 and 20 CRJs in 2003.

3.  ADOPTION OF FASB STATEMENTS 142 and 144

On July 5, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations", and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. Statement No. 142 includes requirements to test goodwill and indefinite life intangible assets for impairment rather than amortize them. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement No. 142 beginning January 1, 2002. The impact of adopting this statement has not had a material impact on the Company's financial position or results of operations for the first quarter of 2002. In the three months ended March 31, 2001, the Company amortized approximately $44,000 in goodwill and certain other intangible assets. The Company's goodwill and indefinite life intangible balance as of January 1, 2002 was $1.7 million, which is no longer subject to amortization.

On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the
impairment  or  disposal  of  long-lived  assets.   Statement   No.   144
supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and
Infrequently  Occurring  Events  and Transactions".   Statement  No.  144
includes requirements related to the classification of assets as held for sale, including the establishment of six criteria that must be satisfied prior to this classification. Statement No. 144 also includes guidance related to the recognition and calculation of impairment losses for long-lived assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement No. 144 on January 1, 2002. The impact of adopting this statement has not had a material impact on the Company's financial position or results of operations for the first quarter of 2002.

4.  INCOME TAXES

The Company's effective tax rate for federal and state income taxes was 40.5% and 40.0% for the three months ended March 31, 2002 and 2001, respectively.

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

 Three months ended March 31,
 (in thousands except for per share data)             2001        2002
 Income (basic and diluted)                        $  9,625   $  14,319

 Weighted average shares outstanding (basic)         42,750      44,677
 Incremental shares related to stock options          1,888       1,690
 Weighted average shares outstanding (diluted)       44,638      46,367

6. SUPPLEMENTAL CASH FLOW INFORMATION

                                                  Quarter Ended March 31,
                                                      (in thousands)

Cash paid during the period for :                   2001           2002
     Interest                                      $ 489          $ 895
     Income taxes                                    210            471


7.  AIRCRAFT EARLY RETIREMENT CHARGE

During the fourth quarter of 2001, the Company recorded an aircraft early retirement charge of $23.5 million ($14.0 million after tax) for the early retirement of nine leased British Aerospace Jetstream-41 turboprop aircraft ("J-41s"), which the Company plans to remove from service prior to year-end 2002. The Company anticipates taking additional charges during 2002 of approximately $48 million pre-tax ($28.4 million after-
tax) for the retirement of its remaining J-41 turboprop aircraft. The Company's contractual commitments with Fairchild Dornier GmbH ("Fairchild Dornier"), the manufacturer of the 328JETs, call for Fairchild Dornier to pay the Company any difference between the lease payments, if any, received from remarketing the 26 J-41 turboprop aircraft leased by the Company and the lease payment obligations of the Company on those aircraft, and to purchase the five J-41 aircraft owned by the Company at their net book value at the time of retirement. While Fairchild Dornier's ability to fulfill this commitment is doubtful as a result of its filing for insolvency in April 2002, the Company has not changed its plan to retire its turboprop fleet from the United Express operation. If the Company subsequently concludes that it is not able to complete its fleet restructuring plan with regard to the first nine aircraft by the end of 2002, it may be required to reverse the aircraft early retirement charge previously recorded. The timing of the additional charges for the remaining turboprop aircraft will also depend on the Company's ability to complete its fleet restructuring plan by the end of 2003.

8.  AIR TRANSPORTATION SAFETY AND SYSTEM STABILIZATION ACT

On   September  22,  2001,  President  Bush  signed  into  law  the   Air
Transportation Safety and System Stabilization Act ("the Stabilization Act"). The Stabilization Act provides cash grants to commercial air carriers as compensation for (1) direct losses incurred beginning with the terrorist attacks on September 11, 2001 as a result of any FAA mandated ground stop order issued by the Secretary of Transportation (and for any subsequent order which continues or renews such a stoppage), and
(2) incremental losses incurred during the period beginning September 11, 2001 and ending December 31, 2001 as a direct result of such attacks. The Company is entitled to receive cash grants under these provisions. The exact amount of the Company's compensation will be based on the lesser of actual losses incurred or a statutory limit based on the total amount allocable to all airlines. The Company is in the process of submitting its final claim for compensation due under the Act. The Company received $9.7 million in government compensation under these provisions, which was recognized as non-operating income under "government compensation" for the third and fourth quarters 2001, and which represented the government's estimate of approximately 85% of the Company's allocation based on preliminary data. The Company will recognize any remaining compensation as non-operating income during the period it is determined the Company is entitled to such amounts. All amounts received as government compensation are subject to audit and adjustment by the federal government.

In addition to the compensation described above, the Stabilization Act, among other things, provides U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market; authorizes the federal government to reimburse air carriers for the increased cost of war risk insurance premiums for a limited but undetermined period of time as a result of the terrorist attacks of September 11, 2001; and authorizes the federal government, pursuant to new regulations, to provide loan guarantees to air carriers in the aggregate amount of $10 billion. Since September 11, the Company has purchased hull war risk coverage through the private insurance market through September 24, 2002, and has purchased liability war risk coverage from the United States government through May 19, 2002 and anticipates renewing the government insurance for as long as the coverage is available. The government subsequently authorized air carriers to apply for reimbursement under the
Stabilization Act for increased insurance costs incurred during the period October 1, 2001 to October 30, 2001, and the Company applied for, received, and recorded as a reduction in insurance expense, $652,000 in such reimbursements during the fourth quarter of 2001. The airline and insurance industries, together with the United States and other governments, are continuing to evaluate both the cost and options for providing coverage of aviation insurance. Recently, an industry-led group announced a proposal to create a mutual insurance company, to be called Equitime, to cover war risk and terrorism risk, which would initially seek support through government guarantees. Equitime would provide a competitive alternative to insurance being offered by the traditional insurance market, which opposes this initiative. Equitime's organizers project that it may be available to provide insurance as early as July 2002 to up to 70 U.S. carriers. The Company has not been actively involved in the formation of Equitime and is unable to anticipate whether this source of insurance will be made available and, if so, whether it will offer competitive rates. The Company anticipates that it will follow industry practices with respect to sources of insurance. With respect to federal loan guarantees, the Company is evaluating the terms and conditions imposed by the government and has not yet determined whether to make application for any such facility.


Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

                   First Quarter Operating Statistics

                                                                Increase
Three months ended March 31,                2001       2002    (Decrease)
Revenue passengers carried                937,698   1,450,201      54.7%
Revenue passenger miles ("RPMs")(000's)   339,632     601,637      77.1%
Available seat miles ("ASMs") (000's)     689,540   1,057,332      53.3%
Passenger load factor                        49.3%       56.9%    7.6 pts
Revenue per ASM (cents)                      19.1        16.1    (15.7)%
Yield (cents)                                38.8        28.4    (26.8)%
Cost per ASM (cents)                         17.1        14.1    (17.5)%
Average passenger segment (miles)             362         415      14.6%
Revenue departures (completed)             53,145      66,403      24.9%
Revenue block hours                        73,816      98,708      33.7%
Aircraft utilization (block hours per day)    8.7         9.7      11.5%
Average cost per gallon of fuel (cents)     108.5        83.9    (22.7)%
Aircraft in service (end of period)           112         124      10.7%
Operating margin                             11.6%       13.7%    2.1 pts
Revenue per departure                      $2,487      $2,571       3.4%

Comparison of three months ended March 31, 2002, to three months ended March 31, 2001.

Results of Operations

     Forward Looking Statements

           The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company's management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements.
Factors that could cause the Company's future results to differ materially from the expectations described here include the costs and other effects of enhanced security measures and other possible government orders; changes in and satisfaction of regulatory requirements including requirements relating to fleet expansion; changes in levels of service agreed to by the Company with its code share partners due to market conditions; the ability of these partners to manage their operations and cash flow; the ability and willingness of these partners to continue to deploy the Company's aircraft and to utilize and pay for scheduled service at agreed rates; the ability of these partners to force changes in rates; willingness of the federal government to continue to provide war risk insurance at favorable rates; increased cost and reduced availability of insurance generally; changes in existing service; final calculation and auditing of government compensation; unexpected costs or delays in the implementation of new service; adverse weather conditions; satisfactory resolution of union contracts becoming amendable during 2002 with the Company's aviation maintenance technicians and ground service equipment mechanics, and the Company's flight attendants; ability to hire and retain employees; availability and cost of funds for financing new aircraft; the ability of Fairchild Dornier to successfully restructure its business under German insolvency law and to fulfill its contractual obligations to the Company; ability of the Company to obtain aircraft from Fairchild Dornier or from alternative vendors in a time frame consistent with its targeted 328JET delivery schedule; further delays in delivery of CRJ aircraft from Bombardier, Inc. due to the recently resolved work stoppage at Bombardier, or for other reasons; airport and airspace congestion; ability to successfully retire turboprop aircraft; flight reallocations and potential service disruptions due to labor actions by employees of Delta Air Lines or United Airlines; general economic and industry conditions; additional acts of war or terrorism; and, the factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

     General

          Net income in the first quarter was $14.3 million, or $.31 per share on a diluted basis compared to $9.6 million or $.22 per share on a diluted basis for the same period last year. The principal reason for the increase in net income was the 24.9% increase in revenue departures. Total operating revenues increased 29.6% to $173.0 million for the three months ended March 31, 2002 from $133.5 million for the three months ended March 31, 2001.

     Operating Revenues

          Passenger revenues increased 29.6% to $170.7 million for the three months ended March 31, 2002 from $131.7 million for the three months ended March 31, 2001. The increase was primarily due to a 24.9% increase in revenue departures which together with the impact of a 14.9% increase in the average passenger segment and a 11.5% increase in
aircraft  utilization   resulted in a 53.3% increase  in  available  seat
miles ("ASMs") to 1.1 billion in the first quarter of 2002 from 700 million in the first quarter of 2001. Revenue per departure increased to $2,571 in the first quarter of 2002 from $2,487 in the first quarter of 2001.

          The increase in capacity as measured in ASMs is the result of service expansion utilizing 18 additional 50-seat Canadair Regional Jet ("CRJs"), and the addition of 13 32 seat Fairchild Dornier 328JET ("328JET") aircraft, partially offset by the removal from service of 17 British Aerospace J-32 Turboprop ("J-32") aircraft and one British Aerospace J-41 Turboprop ("J-41") aircraft. The Company was operating 60 CRJs, 33 328JETs and 31 J-41s as of March 31, 2002 as compared to 42 CRJs, 20 328JETs, 32 J-41s and 17 J-32s as of March 31, 2001.

     Operating Expenses

           A summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended March 31, 2001, and 2002 is as follows:

                                           Three Months ended March 31,
                                             2001                2002

                                     Percent of  Cost    Percent of   Cost
                                     Operating  Per ASM   Operating  Per ASM
                                     Revenues   (cents)   Revenues   (cents)
 Salaries and related costs            27.7%      5.3       26.5%      4.3
 Aircraft fuel                         15.3%      3.0       13.8%      2.3
 Aircraft maintenance and materials     8.4%      1.6        8.0%      1.3
 Aircraft rentals                      15.1%      2.9       15.4%      2.5
 Traffic commissions and related fees   2.9%      0.6        2.9%      0.5
 Facility rents and landing fees        5.6%      1.1        6.1%      1.0
 Depreciation and amortization          2.6%      0.5        2.7%      0.4
 Other                                 10.8%      2.1       10.9%      1.8

 Total                                 88.4%     17.1       86.3%     14.1

           Total operating expenses increased 26.5% to $149.3 million for the quarter ended March 31, 2002 compared to $118.0 million for the quarter ended March 31, 2001 primarily due to the 24.9% increase in departures. This increase in departures, along with the fleet changeover to higher seat capacity regional jets led to a 53.3% increase in ASMs to
1.1 billion in the first quarter of 2002 from 700 million in the first quarter of 2001. As a result, cost per ASM decreased 17.5% on a year-over-year basis to 14.1 cents during the first quarter of 2002. Costs per ASM changes that are not primarily attributable to the changes in capacity are as follows:

          Salaries and related costs per ASM decreased 18.9% to 4.3 cents in the first quarter of 2002 compared to 5.3 cents in the first quarter of 2001. The Company suspended its employee bonus plans during the first quarter of 2002 due to the events of September 11. The Company has reinstated its bonus plans effective with the second quarter 2002. For the three months ended March 31, 2001, the Company incurred $2.2 million in expenses related to its bonus plans.

          The cost per ASM of aircraft fuel decreased to 2.3 cents in the first quarter of 2002 compared to 3.0 cents in the first quarter of 2001. The higher fuel consumption per hour of regional jet aircraft versus turboprop aircraft resulted in a 12.9% increase in the system average burn rate (gallons used per block hour flown) which was more than offset by the 22.7% decrease in the average cost per gallon of fuel from $1.09 in the first quarter of 2001 to $.84 in the first quarter of 2002.

          Although the cost per ASM of facility rents and landing fees decreased from 1.1 cents for the first quarter of 2001 to 1.0 cent for the first quarter of 2002, in absolute dollars, facility rents and landing fees increased 43.1% from $7.4 million in the first quarter of 2001 to $10.6 million in the first quarter of 2002. This increase is a result of a 24.9% increase in number of departures, the heavier landing weight of the regional jets, and higher landing fees imposed by airports to recover costs due to the events of September 11.

          The cost per ASM of other operating expenses decreased to 1.8 cents in the first quarter of 2002 from 2.1 cents in the first quarter of 2001. In absolute dollars, other operating expenses increased 30.3% from $14.5 million in the first quarter of 2001 to $18.9 million in the first quarter of 2002. The increased costs result primarily from additional passenger screening, insurance and security costs associated with the events of September 11, and increases in the costs associated with ground handling.

           The Company's statutory tax rate for federal and state income taxes was 40.5% in the first quarter of 2002. This compares with a statutory tax rate for federal and state income taxes of 40.0% for the first quarter of 2001.


Outlook and Business Risks

          This outlook section contains forward-looking statements, which are subject to the risks and uncertainties set forth in the MD&A section under Forward Looking Statements.

          The  events of September 11, together with the slowing  economy that started in 2001, had a significant effect on the U.S. airline industry that continues into 2002. These events continue to cause changes in government regulation, declines and shifts in passenger demand, increased insurance costs and tightened credit markets which affect the operations and financial condition of participants in the industry including the Company, its code share partners, and aircraft manufacturers. Although these events have generally increased the importance of regional jets to the industry, these circumstances continue to raise substantial risks and uncertainties, including those discussed below, which may impact the Company, its code share partners, and aircraft manufacturers, in ways that the Company is not currently able to predict.

          On April 2, 2002, Fairchild Dornier, GmbH ("Fairchild"), the manufacturer of the 328JET, filed for the opening of insolvency under the
German  Insolvency Code due to its inability to pay debts when due.   The
company is presently being managed by a court appointed interim trustee in insolvency, who under German law is in charge to maintain the business and to ascertain whether a formal insolvency proceeding should be opened. A court decision regarding the opening is expected by approximately the
end  of  June.   Subsequent  to  its filing, Fairchild  obtained  interim
financing that it projects will allow it to continue its operations through June 30, 2002. Fairchild has indicated that it is seeking a long-term solution to its reorganization prior to that date, and that its alternatives include an investment in or sale of the company; the sale of its four individual business units to separate investors; or, the liquidation of one or more of its business units. Its business units
are:   (i)  328JET production; (ii) development of the 728/928 family  of aircraft; (iii) aircraft support and maintenance; and (iv) production of aircraft components for Airbus. It reports that it is in negotiations
with  strategic  investors  regarding these  various  alternatives.   The
Company is unable to predict whether Fairchild will be successful in finding a buyer for all of its operations or for the 328JET production and the aircraft support divisions that are of interest to the Company. The Company was scheduled to take delivery of ten additional 328JETs for the remainder of 2002 and 22 328JETs in 2003. Fairchild has ceased all
aircraft   deliveries  to  the  Company  under  the  present  contractual
arrangements.   The  insolvency trustee (once appointed)  has  the  right
under the German Insolvency Code to accept or reject its obligations to the Company, and the Company has the right to request that Fairchild indicate its intentions, after which Fairchild would have a reasonable time to respond. If the agreements are accepted, Fairchild would have to fulfill all obligations in full, and if they are rejected, the Company would have an unsecured claim for any damages arising from the failure to
perform.   Fairchild's interim insolvency trustee has informally  advised
the   Company  that  he  anticipates  that  Fairchild  will  reject   the
agreements,  including  its  obligation  to  deliver  the  remaining   32
undelivered 328JET aircraft, and its obligation to purchase the Company's owned J-41s and to reimburse the Company with respect to certain J-41 lease obligations, but that Fairchild remains interested in fulfilling all or any part of the Company's aircraft order on new terms to be
agreed.   The Company is presently engaged in negotiations with Fairchild on terms by which it may acquire additional 328JETs, and is also negotiating with other manufacturers of regional jet aircraft for orders of aircraft in lieu of undelivered 328JETs.

          At the time of its insolvency filing, Fairchild had significant current and future obligations to the Company in connection with the order of 328JET aircraft. These include obligations: to deliver 32 firm ordered 328JETs and 81 additional option 328JETs with certain financing support; to pay the Company any difference between the lease payments, if any, received from remarketing the 26 J-41 aircraft leased by the Company and the lease payment obligations of the Company on those aircraft; to purchase five J-41 aircraft owned by the Company at their net book value at the time of retirement; to assume certain crew training costs; and to provide spares, warranty, engineering, and related support. As of May 1, 2002, Fairchild has missed the delivery of three 328JETs. The Company believes it has secured rights to Fairchild's equity interest in the delivered 328JETs that it may proceed against in the event that Fairchild fails to fulfill certain of these obligations. The Company is obligated to make payments to third parties for certain training and other matters, estimated at $1.5 million, that were due to be paid by Fairchild at the time of its insolvency filing. The Company intends to claim the right to offset these and other obligations from Fairchild against amounts the Company owes Fairchild, to the extent permitted by law. The Company may be required to take a charge for all or a portion of these third party expenses to the extent that it does not prevail in its offset claim. The Company believes its cost to operate the current 328JET fleet will increase in the near term due to costs incurred for maintenance repairs that otherwise would have been covered by manufacturer's warranty and the costs and availability of spare parts until replacement suppliers can be found.

          Production of the CRJ was halted for approximately a three week period during the second quarter of 2002 as a result of a strike against Bombardier, Inc. by a union representing approximately 7,500 employees. Production was resumed as of May 6, 2002, following a vote by the workers to accept a new contract offer and to end the strike. The Company's CRJ deliveries have been delayed as a result of the work stoppage, and the Company is in discussions with Bombardier regarding a revised delivery schedule. Initial indications are that four aircraft scheduled for delivery in April and May will be delayed approximately three to four weeks past their original delivery dates and that subsequently scheduled deliveries may be similarly delayed. The Company is scheduled to take delivery of 16 CRJs for the remainder of 2002 and 20 CRJs in 2003.

          The Company provides service for its Delta Connection operations exclusively with regional jets and is continuing its transformation of its existing United Express operation to an all regional jet fleet. During the first quarter of 2002, the Company initiated operations of its Private Shuttle charter operation with two regional jet aircraft. In addition to the 60 CRJs and 33 328JETs in service as of March 31, 2002, the Company had firm orders for an additional 36 CRJs and options for 80 CRJs from Bombardier Inc., and firm orders for an additional 32 328JETs and options for 81 328JETs from Fairchild Dornier, with the order of 328JETs now in doubt as a result of the Fairchild insolvency. The Company also has long-term marketing agreements with United to fly 66 of its 68 firm ordered jet aircraft in United Express service. Under these agreements, the Company is dependent on United and Delta for substantially all of its revenue and for providing certain services necessary to schedule and operate its aircraft, and is dependent on Bombardier and Fairchild for delivering aircraft to support the Company's expected future growth and for other support described in this report on Form 10-Q and in the Company's 2001 annual report on Form 10-K. Continued business or operational difficulties, liquidity problems or bankruptcy of any of these entities could materially impact the Company's operations and financial condition.

          The Company's Delta Connection service commenced revenue service with 328JETs during the third quarter of 2000. Approximately $7.8 million in start-up expenses from inception through commencement of revenue service were incurred, which were expensed as incurred. Delta is reimbursing the Company for $5.2 million of these costs, and the amounts are being recorded as revenue through July 2003. As of March 31, 2002 the Company has recorded $2.5 million of this revenue including $0.5 million in the first quarter of 2002 and 2001. The Company and Delta continue to negotiate the fee-per-block-hour rates to be used in 2002. Until 2002 rates are agreed, the Company will use the cost plus methodology agreed upon for 2001 to record revenue in the first quarter of 2002.

          During the fourth quarter of 2001, the Company recorded an aircraft early retirement charge of $23.5 million ($14.0 million after tax) for the early retirement of nine leased British Aerospace Jetstream-41 turboprop aircraft ("J-41s"), which the Company plans to remove from service prior to year-end 2002. The Company anticipates taking additional charges during 2002 of approximately $48 million pre-tax ($28.4 million after-tax) for the retirement of its remaining J-41 turboprop aircraft. The Company's contractual commitments with Fairchild Dornier GMBH ("Fairchild Dornier"), the manufacturer of the 328JETs, call for Fairchild Dornier to pay the Company for any difference between the lease payments, if any, received from remarketing the 26 J-41 turboprop aircraft leased by the Company and the lease payment obligations of the Company on those aircraft, and to purchase the five J-41 aircraft owned by the Company at their net book value at the time of retirement. While Fairchild Dornier's ability to fulfill this commitment is doubtful as a result of its filing for insolvency in April 2002, the Company has not changed its plan to retire its turboprop fleet from the United Express operation. If the Company subsequently concludes that it is not able to complete its fleet restructuring plan with regard to the first nine aircraft by the end of 2002, it may be required to reverse the aircraft early retirement charge previously recorded. The timing of the additional charges for the remaining turboprop aircraft will also depend on the Company's ability to complete its fleet restructuring plan by the end of 2003.


Liquidity and Capital Resources

          As of March 31, 2002, the Company had cash, cash equivalents and short-term investments of $169.4 million and working capital of $162 million compared to $181.0 million and $138.7 million respectively as of December 31, 2001. During the first three months of 2002, cash and cash equivalents decreased by $168.3 million, reflecting net cash used in operating activities of $5.7 million, net cash used in investing activities of $167.6 million and net cash provided by financing activities of $5.0 million. The net cash used in operating activities is primarily the result of $42.3 million increase in prepaid expenses resulting from the Company's scheduled, semi-annual aircraft lease payments; partially offset by net income for the period of $14.3 million, non-cash depreciation and amortization expenses of $4.8 million, and an increase of $14.4 million in accrued liabilities resulting from increases in payroll and corporate income tax liability. The net cash used in investing activities consisted primarily of purchases of short-term investments. Financing activities consisted primarily of payments on long-term debt and capital lease obligations offset by the proceeds from the exercise of stock options.

          Other Financing

           On September 28, 2001, the Company entered into an asset-based lending agreement with a financial institution that provided the Company with a line of credit for up to $25 million. The new line of credit, which will expire on October 15, 2003, replaced a previous $35 million line of credit. The interest rate on this line is LIBOR plus .875% to 1.375% depending on the Company's fixed charges coverage ratio. The Company has pledged $16.2 million of this line of credit as collateral for letters of credit issued on behalf of the Company by a financial institution. The available borrowing under the line of credit is limited to the value of the bond letter of credit on the Company's Dulles, Virginia hangar facility plus the value of 60% of the book value of certain rotable spare parts. As of March 31, 2002 the amount of available credit under the line was $8.8 million net of the pledged amount. As of March 31, 2002 there were no outstanding borrowings on the $25 million line of credit.

     Other Commitments

          The Company's Board of Directors has approved the purchase of up to $40 million of the Company's outstanding common stock in open market or private transactions. As of May 1, 2002 the Company has purchased 2,141,737 shares of its common stock. The Company has approximately $21.3 million remaining of the $40 million authorization.

          The Company's contract with the Association of Flight Attendants ("AFA"), which was ratified in October 1998, becomes amendable in October 2002. The Company's contract with Aircraft Mechanics Fraternal Association ("AMFA"), which was ratified in June 1998, becomes amendable in June 2002. The Company expects to begin discussions with both unions in the near term.

     Aircraft

          As of May 1, 2002, the Company had firm orders for 36 Canadair Regional Jets ("CRJs") in addition to the 60 previously delivered, and options for 80 additional CRJs. The Company also had 32 Fairchild Dornier 328JET regional jet aircraft ("328JET") on firm order in addition to the 33 already delivered, and held options for an additional 81 aircraft, which order is now subject to cancellation as described above. The Company is obligated to purchase and finance (including the possible use of leveraged leases) the 68 firm ordered aircraft at an approximate capital cost of $1.1 billion. The Company anticipates leasing all of its remaining year 2002 CRJ aircraft deliveries on terms similar to previously delivered CRJ aircraft. With respect to 328JETs, the Company anticipates that if it agrees to acquire additional aircraft on new terms, financing terms will be established as part of the acquisition package with German institutional investors with an interest in the success of the Fairchild reorganization.

     Capital Equipment and Debt Service

          Capital expenditures for the first three months of 2002 were $8.8 million, compared to $13.9 million for the same period in 2001. Capital expenditures for 2002 consisted primarily of the purchase of $6.8 million in rotable spare parts for the regional jet aircraft and $0.8 million for improvements to aircraft. These improvements include
$425,000 for enhanced ground proximity warning systems. Other capital expenditures included facility leasehold improvements, ground equipment, and computer and office equipment. In addition, the Company purchased one 328JET for use in its charter operations through the application of certain deposits previously placed with Fairchild.

          For the remainder of 2002, the Company anticipates spending approximately $24.3 million for rotable spare parts related to the regional jets, ground service equipment, facilities, computers and software.

          Debt service including capital leases for the three months ended March 31, 2002 was $730,000 compared to $726,000 in the same period of 2001.

          The Company believes that, in the absence of further terrorist attacks or other unusual circumstances, its cash and short term investments together with cash flow from operations and other available financing, will be sufficient to meet its working capital needs, capital expenditures, and debt service requirements for the next twelve months.

     Recent Accounting Pronouncements

          On July 5, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations", and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. Statement No. 142 includes requirements to test goodwill and indefinite life intangible assets for impairment rather than amortize them. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement No. 142 beginning in the first quarter of 2002. The impact of adopting this statement has not had a material impact on the Company's financial position or results of operations for the first quarter of 2002.

          On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of
      Disposal of a Segment of a Business, and Extraordinary, Unusual and
Infrequently  Occurring  Events  and Transactions".   Statement  No.  144
includes requirements related to the classification of assets as held for sale, including the establishment of six criteria that must be satisfied prior to this classification. Statement No. 144 also includes guidance related to the recognition and calculation of impairment losses for long lived assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The impact of adopting this statement has not had a material impact on the Company's financial position or results of operations for the first quarter of 2002

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          The Company's principal market risk arises from changes in interest rates. The Company's exposure to market risk associated with changes in interest rates relates to the Company's commitment to acquire regional jets. From time to time the Company has entered into put and call contracts designed to limit the Company's exposure to interest rate changes until permanent financing is secured upon delivery of the regional jet aircraft. As of March 31, 2002, the Company had no open hedge transactions.








                 ATLANTIC COAST AIRLINES HOLDINGS, INC.
                   FISCAL QUARTER ENDED MARCH 31, 2002


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings.

           The Company is a party to routine litigation and FAA civil action proceedings incidental to its business, none of which the Company believes are likely to have a material effect on the Company's financial position. The Company is also subject to DOT and U.S. Customs Service administrative proceedings relating to its post-September 11 operations, the maximum fines for which are substantial. While the Company is commencing its review of these matters, based on preliminary information, the Company believes that these actions may result in fines or penalties but does not believe the proceedings are likely to have a material effect on the Company's operations or financial position.


     ITEM 2.  Changes in Securities.

          None to report.



     ITEM 3.  Defaults Upon Senior Securities.

          Not applicable.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

           None to report.


     ITEM 5.  Other Information.

          Not applicable.


     ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

Exhibit
Number         Description of Exhibit

3.1                      Restated Certificate of Incorporation of the
               Company (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three-month period ended June 30, 2001).

3.2                                                              Restated
               By-laws of the Company (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three month period ended June 30, 1998).


          (b)  Reports on Form 8-K

               Form 8-K filed on January 30, 2002 to announce that officers of the Company would be making a presentation to investors and analysts

               Form 8-K filed on February 11, 2002 to announce that an officer of the Company would be making a presentation to investors and analysts

               Form 8-K filed on February 11, 2002 to announce that an officer of the Company would be making a presentation to investors and analysts






                               SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ATLANTIC COAST AIRLINES HOLDINGS, INC.



May 14, 2002                  By:  /S/ Richard J. Surratt
                                   Richard J. Surratt
                                   Executive Vice President, Treasurer,
                                   and Chief Financial Officer



                              Exhibit Index

Exhibit
Number         Description of Exhibit

3.1            Restated Certificate of Incorporation of the
               Company (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three-month period ended June 30, 2001).

3.2 Restated By-laws of the Company (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three month period ended June 30, 1998).