Form 10-Q
period 2002-06-30
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 2002-08-14
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission file number 0-21976


                 ATLANTIC COAST AIRLINES HOLDINGS, INC.
          (Exact name of registrant as specified in its charter)


              Delaware                                13-3621051
    (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)

    45200 Business Court, Dulles, Virginia                  20166
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (703) 650-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X        No

As of August 1, 2002, there were 45,194,115 shares of common stock, par value $.02 per share, outstanding.



Part I.  Financial Information

Item 1. Financial Statements
                                     Atlantic Coast Airlines Holdings, Inc.
                                     Condensed Consolidated Balance Sheets
                                              December 31,   June 30, 2002
(In thousands except for share                   2001         (Unaudited)
 and per share data)
Assets
Current:
    Cash and cash equivalents               $  173,669       $   19,325
    Short term investments                       7,300          180,190
    Accounts receivable, net                     8,933           15,524
    Expendable parts and fuel inventory,net     10,565           11,101
    Prepaid expenses and other current assets   19,365           44,292
    Deferred tax asset                           6,806            9,199
        Total current assets                   226,638          279,631
Property and equipment at cost, net of
 accumulated depreciation and amortization     171,528          191,358
Intangible assets, net of accumulated
 amortization                                    1,941            1,909
Debt issuance costs, net of accumulated
amortization                                     3,415            3,272
Aircraft deposits                               44,810           36,910
Other assets                                     4,093            4,944
        Total assets                         $ 452,425       $  518,024
Liabilities and Stockholders' Equity
Current:
    Accounts payable                         $  21,750       $   21,661
    Current portion of long-term debt            4,639            4,900
    Current portion of capital lease
     obligations                                 1,359            1,403
    Accrued liabilities                         55,570           78,166
    Accrued aircraft early retirement charge     4,661            5,130
        Total current liabilities               87,979          111,260
Long-term debt, less current portion            58,441           56,590
Capital lease obligations, less current portion  2,202            1,490
Deferred tax liability                          17,448           21,873
Deferred credits, net                           45,063           50,632
Accrued aircraft early retirement charge,
 less current portion                           19,226           13,983
Other long-term liabilities                        766            1,145
        Total liabilities                      231,125          256,973
Stockholders' equity:
Common stock: $.02 par value per share;
 shares authorized 130,000,000; shares
 issued 49,229,202 and 50,254,184
 respectively; shares outstanding
 44,182,870 and 45,194,115 respectively            985            1,005
Additional paid-in capital                     136,058          144,316
Less: Common stock in treasury, at cost,
 5,046,332 and 5,060,069 shares respectively   (35,303)         (35,586)
Retained earnings                              119,560          151,316
        Total stockholders' equity             221,300          261,051
        Total liabilities and
         stockholders' equity                $ 452,425       $  518,024

See accompanying notes to the condensed consolidated financial statements.

                                    Atlantic Coast Airlines Holdings, Inc.
                           Condensed Consolidated Statements of Operations
                                                               (Unaudited)
Three months ended June 30,
(In thousands, except for per share data)       2001              2002
Operating revenues:
Passenger                                    $ 145,172        $ 185,611
Other                                            1,049            2,582
   Total operating revenues                    146,221          188,193
Operating expenses:
Salaries and related costs                      39,803           49,112
Aircraft fuel                                   22,166           27,818
Aircraft maintenance and materials              12,217           20,089
Aircraft rentals                                21,739           27,391
Traffic commissions and related fees             4,025            5,209
Facility rents and landing fees                  7,446           10,874
Depreciation and amortization                    3,774            4,934
Other                                           14,182           18,896
Aircraft early retirement charge                     -           (4,763)
      Total operating expenses                 125,352          159,560
Operating income                                20,869           28,633
Other income (expense):
Interest income                                  2,155            1,264
Interest expense                                (1,222)          (1,091)
Government compensation                              -              944
Other, net                                         (40)            (445)
Total other income (expense)                       893              672
Income before income tax provision              21,762           29,305
Income tax provision                             8,814           11,869
Net income                                   $  12,948        $  17,436
Income per share:
 Basic:
   Net income                                $    0.30        $    0.39
 Diluted:
   Net income                                $    0.29        $    0.38

Weighted average shares outstanding:
              -Basic                            43,168           45,115
              -Diluted                          45,029           46,305

See accompanying notes to the condensed consolidated financial statements.







                                    Atlantic Coast Airlines Holdings, Inc.
                           Condensed Consolidated Statements of Operations
                                                               (Unaudited)
Six months ended June 30,
(In thousands, except for per share data)       2001              2002
Operating revenues:
Passenger                                    $ 276,868        $ 356,302
Other                                            2,806            4,857
   Total operating revenues                    279,674          361,159
Operating expenses:
Salaries and related costs                      76,794           94,864
Aircraft fuel                                   42,623           51,652
Aircraft maintenance and materials              23,374           33,961
Aircraft rentals                                41,944           54,063
Traffic commissions and related fees             7,898           10,269
Facility rents and landing fees                 14,870           21,499
Depreciation and amortization                    7,174            9,533
Other                                           28,650           37,749
Aircraft early retirement charge                     -           (4,763)
     Total operating expenses                  243,327          308,827
Operating income                                36,347           52,332
Other income (expense):
Interest income                                  4,025            2,818
Interest expense                                (2,487)          (2,223)
Government compensation                              -              944
Other, net                                         (82)            (500)
      Total other income (expense)               1,456            1,039
Income before income tax provision              37,803           53,371
Income tax provision                            15,230           21,615
Net income                                   $  22,573        $  31,756
Income per share:
 Basic:
   Net income                                $    0.53        $    0.71
 Diluted:
   Net income                                $    0.50        $    0.69

Weighted average shares outstanding:
              -Basic                            42,961           44,897
              -Diluted                          44,831           46,341

See accompanying notes to the condensed consolidated financial statements.

                                    Atlantic Coast Airlines Holdings, Inc.
                           Condensed Consolidated Statements of Cash Flows
                                                               (Unaudited)
Six months ended June 30,                        2001               2002
(In thousands)
Cash flows from operating activities:
   Net income                                $  22,573        $  31,756
   Adjustments to reconcile net income to
    net cash used in operating activities:
     Depreciation and amortization               7,085            9,916
     Loss on disposal of assets                     40              276
     Amortization of deferred credits           (1,714)          (2,331)
     Capitalized interest (net)                   (739)             104
     Other                                         554            1,812
     Changes in operating assets
      and liabilities:
       Accounts receivable                      15,622           (2,477)
       Expendable parts and fuel inventory      (3,528)            (797)
       Prepaid expenses and other current assets(4,625)         (25,006)
       Accounts payable                            436            3,194
       Accrued liabilities                     (13,538)          20,931
Net cash provided by operating activities       22,166           37,378
Cash flows from investing activities:
   Purchases of property and equipment         (16,206)         (20,281)
   Proceeds from sales of assets                     -               28
   Purchases of short term investments         (53,815)        (328,610)
   Sales of short term investments              30,600          155,720
   Refunds of aircraft deposits                  9,400            2,600
   Payments of aircraft deposits and other      (4,500)          (5,070)
Net cash used in investing activities          (34,521)        (195,613)
Cash flows from financing activities:
   Payments of long-term debt                   (1,624)          (1,589)
   Payments of capital lease obligations          (731)            (668)
   Deferred financing costs and other             (633)            (610)
   Purchase of treasury stock                        -             (283)
   Proceeds from exercise of stock options       6,736            7,041
Net cash provided by financing activities        3,748            3,891
Net decrease in cash and cash equivalents       (8,607)        (154,344)
Cash and cash equivalents, beginning of period  86,117          173,669
Cash and cash equivalents, end of period     $  77,510        $  19,325

See accompanying notes to the condensed consolidated financial statements.

                 ATLANTIC COAST AIRLINES HOLDINGS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Atlantic Coast Airlines Holdings, Inc. ("ACAI") and its wholly owned subsidiaries, Atlantic Coast Airlines ("ACA") and Atlantic Coast Jet, Inc. ("ACJet"), (collectively, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. On July 1, 2001, ACAI combined the operations of its ACJet subsidiary into the operations of ACA and on July 9, 2002 converted Atlantic Coast Jet, Inc. into a limited liability corporation named Atlantic Coast Jet, LLC. Neither Atlantic Coast Jet, LLC., nor its predecessor, ACJet, have had any activity since June 30, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation. The information furnished in these unaudited condensed consolidated financial statements reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the six month period presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. Certain amounts as previously reported have been reclassified to conform to the current period presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.  OTHER COMMITMENTS

On September 28, 2001, the Company entered into an asset-based lending agreement with a financial institution that provided the Company with a line of credit for up to $25.0 million. The line of credit, which will expire on October 15, 2003, carries an interest rate of LIBOR plus .875% to 1.375% depending on the Company's fixed charges coverage ratio. The Company has pledged $15.4 million of this line of credit as collateral for letters of credit issued on behalf of the Company by a financial institution. The available borrowing under the line of credit is limited to the value of the bond letter of credit on the Company's Dulles, Virginia hangar facility plus the value of 60% of the book value of certain rotable spare parts. As of June 30, 2002 the amount of available credit under the line was $25.0 million including the pledged amount of $15.4 million. As of June 30, 2002 there were no outstanding borrowings on the $25.0 million line of credit.

In July 2002, Fairchild Dornier GmbH ("Fairchild"), the manufacturer of the 32-seat Fairchild Dornier 328JET ("328JET"), opened formal insolvency proceedings in Germany. Fairchild had been operating under the guidance of a court appointed interim trustee since April 2002. Fairchild has notified the Company that it has rejected the Company's purchase agreement contract covering the remaining 30 328JETs the Company had on firm order for its United Express operation, the two 328JETs on firm order for the Private Shuttle operation, and options to acquire 81 additional aircraft. The Company has negotiated for the purchase of 25 additional 50-seat Bombardier Canadair Regional Jets ("CRJs") to replace the two delivered and 30 undelivered 32-seat 328JETs for its United Express operation. The two previously delivered 328JETs will be redeployed in the Company's Private Shuttle operation. The Company now has firm orders for 56 additional CRJs as of August 1, 2002, and continues to hold options for an additional 80 CRJs.

At the time of the opening of formal insolvency proceedings, Fairchild had significant current and future obligations to the Company in connection with the order of 328JET aircraft. These include obligations: to deliver 30 328JETs the Company had on firm order for its United Express operation, two 328JETs on firm order for the Private Shuttle operation, and 81 additional option 328JETs with certain financing support; to pay the Company the difference between the sublease payments, if any, received from remarketing 26 British Aerospace J-41 Turboprop ("J-41") aircraft leased by the Company and the lease payment obligations of the Company on those aircraft; to purchase five J-41 aircraft owned by the Company at their net book value at the time of retirement; to assume
certain   crew   training  costs;  and  to  provide   spares,   warranty,
engineering, and related support.  The Company believes it has a security
interest  in  Fairchild's equity interest in 32 delivered  328JETs.   Its
right to proceed against this collateral will apply upon termination of the applicable lease unless other arrangements are made with the other interested parties. Included in the Company's balance sheet as of June 30, 2002 is approximately $1.3 million due from Fairchild, resulting from payments made or owed by the Company to third parties for certain
training  and  other  matters that were to be  paid  by  Fairchild.   The
Company believes it has the right to offset this and other obligations from Fairchild against amounts the Company owes Fairchild, to the extent
permitted  by  law.   The Company will file its claim in  the  insolvency
proceeding in August 2002. The Company may be required to take a charge for all or a portion of these third party expenses to the extent that it does not prevail in its offset claim. The Company believes its cost to operate the current fleet of 33 328JETs will increase in the near and future terms due to costs incurred for maintenance repairs that otherwise would have been covered by manufacturer's warranty and the costs and availability of spare parts until replacement suppliers can be found. Additionally, as a result of Fairchild's rejection of the purchase contract, the Company will not receive cash payments for the difference in the sublease payments, if any, received from the remarketing of the 26 J-41 aircraft leased by the Company on those aircraft and the amount due under the Company's aircraft leases.

Production of the CRJ aircraft by Bombardier, Inc. was halted for approximately a three week period during the second quarter of 2002 as a result of a strike against Bombardier by one of its unions. Production resumed May 6, 2002, following a vote by the workers to accept a new contract offer and to end the strike. The Company's CRJ deliveries were delayed as a result of the work stoppage, and deliveries resumed May 29, 2002. Since resumption of deliveries, Bombardier has generally been one month behind the original delivery schedule for deliveries scheduled for the second half of 2002. Bombardier has not yet advised whether and to what extent this delay may continue during 2003. As of August 1, 2002, the Company is scheduled to take delivery of 9 CRJs for the remainder of 2002, 35 CRJs in 2003 and 12 CRJs in 2004.

3. ADOPTION OF FASB STATEMENTS 141, 142 and 144

On July 5, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations", and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. Statement No. 142 includes requirements to test goodwill and indefinite life intangible assets for impairment rather than amortize them. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement No. 142 beginning January 1, 2002. The effect of adopting these statements has not had a material impact on the Company's financial position or results of operations for the first six months of 2002. In the six months ended June 30, 2001, the Company amortized approximately $88,000 in goodwill and certain other intangible assets. The Company's goodwill and indefinite life intangible balance as of January 1, 2002 was $1.7 million, which is no longer subject to amortization.

On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Statement No. 144 includes requirements related to the classification of assets as held for sale, including the establishment of six criteria that must be satisfied prior to this classification. Statement No. 144 also includes guidance related to the recognition and calculation of impairment losses for long-lived assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement No. 144 on January 1, 2002. The effect of adopting this statement has not had a material impact on the Company's financial position or results of operations for the first six months of 2002. As a result of the Company's plans to retire early its remaining five owned J-41 turboprop aircraft, the Company expects to recognize $2.9 million in additional depreciation charges related to such aircraft over their remaining estimated service lives. Such additional depreciation charges will be necessary to reduce the carrying value of the five owned J-41 turboprop aircraft to their estimated fair value at their planned retirement dates.

4.  INCOME TAXES

The Company's effective tax rate for federal and state income taxes was 40.5% for the three and six months ended June 30, 2002, as compared to 40.5% and 40.3% for the three and six months ended June 30, 2001, respectively.

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


Three months ended June 30,
(in thousands except for per share data)                2001       2002
Income (basic and diluted)                           $ 12,948   $ 17,436

Weighted average shares outstanding (basic)            43,168     45,115
Incremental shares related to stock options             1,861      1,190
Weighted average shares outstanding (diluted)          45,029     46,305


Six months ended June 30,
(in thousands except for per share data)               2001        2002

Income (basic and diluted)                           $ 22,573   $ 31,756

Weighted average shares outstanding (basic)            42,961     44,897
Incremental shares related to stock options             1,870      1,444
Weighted average shares outstanding (diluted)          44,831     46,341


6. SUPPLEMENTAL CASH FLOW INFORMATION

Six months ended June 30,
(in thousands)                                          2001       2002
Cash paid during the period for:
Interest                                            $  2,452   $  2,078
Income taxes                                           1,711     13,397


7.  AIRCRAFT EARLY RETIREMENT CHARGE

The Company revised the retirement schedule for its leased British Aerospace Jetstream-41 turboprop aircraft ("J-41s") due to delays in regional jet deliveries resulting from the failure of German aircraft manufacturer Fairchild Dornier GmbH ("Fairchild") to deliver 328JET aircraft following its filing for insolvency in April 2002. To reflect the revised retirement dates of nine leased J-41s, in the second quarter of 2002, the Company recorded a $4.8 million ($2.8 million after tax) credit to income to reverse a portion of its prior aircraft early retirement charge of $23.0 million ($13.8 million after tax) recorded in the fourth quarter of 2001. The Company presently anticipates recording additional charges totaling $33 million during the third and fourth quarters of 2002, relating to J-41 aircraft which are expected to be retired in 2003. In addition, the Company estimates that approximately $16 million will be expensed during 2004 as the remaining five leased aircraft are removed from service. (See Recent Accounting Pronouncements.) The estimated total cost of retiring the leased J-41 aircraft is expected to be approximately $67 million ($40 million after tax).

8.  AIR TRANSPORTATION SAFETY AND SYSTEM STABILIZATION ACT

On   September  22,  2001,  President  Bush  signed  into  law  the   Air
Transportation Safety and System Stabilization Act ("the Stabilization Act"). The Stabilization Act provides cash grants to commercial air carriers as compensation for: (1) direct losses incurred beginning with the terrorist attacks on September 11, 2001 as a result of any FAA mandated ground stop order issued by the Secretary of Transportation (and for any subsequent order which continues or renews such a stoppage), and
(2) incremental losses incurred during the period beginning September 11, 2001 and ending December 31, 2001 as a direct result of such attacks. The Company is entitled to receive cash grants under these provisions. The Company has complied with the requirements of the Stabilization Act and submitted its final claim. The Company and the Airline Stabilization Review Team have reached agreement on $10.7 million as the total amount the Company shall receive as direct compensation under the Stabilization Act. This resulted in the Company recording $0.9 million in additional government compensation during the second quarter 2002. To date, the Company has received payment of 95% of the agreed amount and expects payment of the final 5% when the government disburses the final settlement to all air carriers. All amounts received as government compensation are subject to additional audit by the federal government for the next five years.

In addition to the compensation described above, the Stabilization Act, among other things, provides U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market and authorizes the federal government to reimburse air carriers for the increased cost of war risk insurance premiums for a limited but undetermined period of time as a result of the terrorist attacks of September 11, 2001. Since September 11, the Company has purchased hull war risk coverage through the private insurance market through September 24, 2002, and has purchased liability war risk coverage from the United States government through August 17, 2002, and anticipates renewing the government insurance for as long as the coverage is available. On June 18, 2002, the government issued the Company a new policy with a premium calculation that significantly reduces the cost of this type of war insurance for regional airlines.

The airline and insurance industries, together with the United States and other governments, are continuing to evaluate both the cost and options for providing coverage of aviation insurance. On May 21, 2002 an industry-led group applied with the State of Vermont to create a mutual insurance company, to be called Equitime, to cover war risk and terrorism risk, which would initially seek support through government guarantees. Equitime's organizers are awaiting governmental approval for the program, but have encountered resistance from the traditional insurance market. The Company anticipates that it will follow industry practices with respect to sources of insurance.


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

     Forward-Looking Statements

            The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used herein, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company's management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Such factors include, among others: the costs and other effects of enhanced security measures and other possible government orders; changes in and satisfaction of regulatory requirements; changes in levels of service agreed to by the Company with its code share partners due to market conditions; the ability of these partners to manage their operations and cash flow, and willingness of these partners to continue to deploy the Company's aircraft and to utilize and pay for scheduled service at agreed rates; the ability of United Airlines to secure and implement its business strategies including negotiating favorable terms with its unions and securing government loans; the ability of these partners to force changes in rates; unexpected costs or delays in the implementation of new service; satisfactory resolution of union contracts now amendable or becoming amendable during 2002 with the Company's maintenance technicians and ground service equipment mechanics and the Company's flight attendants; availability and cost of funds for financing new aircraft; the ability of the Company to obtain adequate product support for the Company's 328JET aircraft; ability to recover claims against Fairchild Dornier in its insolvency proceedings; delays in delivery of CRJ aircraft from Bombardier, Inc.; ability to execute the early retirement schedule for the Company's turboprop aircraft; general economic and industry conditions; additional acts of war; and risks and uncertainties arising from the events of September 11 and from the slow economy which may impact the Company, its code share partners, and aircraft manufacturers in ways that the Company is not currently able to predict. These and other factors are more fully disclosed under the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" in ACAI's Annual Report on Form 10-K for the year ended December 31, 2001 and in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and this Form 10-Q should be read in conjunction with those previous filings.

Second Quarter Operating Statistics
(excluding aircraft early retirement charge)
                                                                Increase
Three months ended June 30,                  2001        2002   (Decrease)
Revenue passengers carried               1,284,733   1,784,925     38.9%
Revenue passenger miles ("RPMs") (OOO's)   476,849     719,754     50.9%
Available seat miles ("ASMs") (000's)      761,204   1,065,335     40.0%
Passenger load factor                        62.6%       67.6%   5.0 pts
Revenue per ASM (cents)                       19.1        17.4    (8.9)%
Cost per ASM (cents)(1)                       16.5        15.4      6.7%
Average passenger segment (miles)              371         403      8.6%
Revenue departures (completed)              58,047      69,153     19.1%
Revenue block hours                         79,861     101,169     26.7%
Aircraft utilization (block hours)             8.0         9.0     12.5%
Average cost per gallon of fuel (cents)      105.5        94.6   (10.3%)
Aircraft in service (end of period)            113         128     13.3%
Revenue per departure                       $2,501      $2,684      7.3%

(1)"Cost per ASM (cents)" excludes the aircraft early retirement charge.


Cmparison of three months ended June 30, 2002, to three months ended June 30, 2001.

Results of Operations

     General

          Net income in the second quarter was $17.4 million or $.38 per share on a diluted basis, compared to $12.9 million or $.29 per share on a diluted basis for the same period last year. Excluding special items described more fully below, net income for the second quarter was $14.3 million or $.31 per share. The primary reason for the increase in net income was the 19.1% increase in revenue departures. Total operating revenues increased 28.7% to $188.2 million for the three months ended June 30, 2002 from $146.2 million for the three months ended June 30, 2001, while total operating expenses, excluding the reversal of the aircraft early retirement charge, increased 31.1% to $164.3 million.

     Operating Revenues

          Passenger revenues increased 27.9% to $185.6 million for the three months ended June 30, 2002 from $145.2 million for the three months ended June 30, 2001. The increase was the result of a 19.1% increase in revenue departures and a 7.3% increase in revenue per departure to $2,684 in the second quarter of 2002 from $2,501 in the second quarter of 2001. During the second quarter of 2002, the Company reached agreement with Delta Air Lines on final fee per block hour rates for 2002. The Company's second quarter 2002 passenger revenue includes $3.4 million (pre-tax) of additional revenue resulting from changes in estimates used during the first quarter of 2002.

          The increase in capacity as measured in ASMs is the result of service expansion utilizing 18 additional 50-seat Canadair Regional Jet ("CRJs"), and the addition of 11 32-seat Fairchild Dornier 328JET ("328JET") aircraft, partially offset by the removal from service of 11 British Aerospace J-32 Turboprop ("J-32") aircraft and two British Aerospace J-41 Turboprop ("J-41") aircraft, along with a 12.5% increase in the average aircraft stage length and a 12.5% increase in aircraft utilization, resulting in the 40.0% increase in available seat miles ("ASMs") to 1.1 billion in the second quarter of 2002 from 761 million in the second quarter of 2001. The Company was operating 64 CRJs, 33
328JETs and 30 J-41s as of June 30, 2002 as compared to 46 CRJs, 22 328JETs, 32 J-41s and 11 J-32s as of June 30, 2001.

     Operating Expenses

           A summary of operating expenses, excluding the reversal of the aircraft early retirement charge, as a percentage of operating revenues and cost per ASM for the three months ended June 30, 2001, and 2002 is as follows:

                                          Three Months ended June 30,
                                           2001                 2002
                                     Percent             Percent
                                       of       Cost       of       Cost
                                    Operating  Per ASM  Operating  Per ASM
                                     Revenues  (cents)   Revenues  (cents)
 Salaries and related costs            27.2%     5.2     26.1%      4.6
 Aircraft fuel                         15.2%     2.9     14.8%      2.6
 Aircraft maintenance and materials     8.3%     1.6     10.7%      1.9
 Aircraft rentals                      14.9%     2.9     14.5%      2.6
 Traffic commissions and related fees   2.7%     0.5      2.8%      0.4
 Facility rents and landing fees        5.1%     1.0      5.8%      1.0
 Depreciation and amortization          2.6%     0.5      2.6%      0.5
 Other                                  9.7%     1.9     10.0%      1.8
 Total                                 85.7%    16.5     87.3%     15.4

            Total operating expenses, excluding the reversal of the aircraft early retirement charge, increased 31.1% to $164.3 million for the quarter ended June 30, 2002 compared to $125.3 million for the quarter ended June 30, 2001 primarily due to the 19.1% increase in revenue departures. As explained above, ASMs increased 40.0% to 1.1 billion in the second quarter of 2002 from 761 million in the second quarter of 2001. As a result, cost per ASM (excluding the reversal of the aircraft early retirement charge) decreased 6.7% on a year-over-year basis to 15.4 cents during the second quarter of 2002. Costs per ASM changes that are not primarily attributable to the changes in capacity are as follows:

          The cost per ASM of aircraft fuel decreased to 2.6 cents in the second quarter of 2002 compared to 2.9 cents in the second quarter of 2001. The higher fuel consumption per hour of regional jet aircraft versus turboprop aircraft resulted in a 10.5% increase in the system average burn rate (gallons used per block hour flown) which was more than offset by the effects of a 10.3% decrease in the average cost per gallon of fuel from $1.06 in the second quarter of 2001 to $.95 in the second quarter of 2002 and the larger seat capacity of regional jet aircraft.

          The cost per ASM of maintenance includes a $4.8 million charge recorded in the second quarter of 2002 which may be claimed to be due by a vendor under a power-by-the-hour agreement for certain engine repair work. (See "Outlook", below.)

          Although the cost per ASM of facility rents and landing fees remained 1.0 cent for the second quarter of 2002, in absolute dollars, facility rents and landing fees increased 46.0% from $7.4 million in the second quarter of 2001 to $10.9 million in the second quarter of 2002. This increase is a result of a 19.1% increase in number of revenue departures, the heavier landing weight of the regional jets, and higher rents and landing fees imposed by airports to recover costs in the aftermath of the events of September 11.

          The cost per ASM of other operating expenses decreased to 1.8 cents in the second quarter of 2002 from 1.9 cents in the second quarter of 2001. In absolute dollars, other operating expenses increased 33.2% from $14.2 million in the second quarter of 2001 to $18.9 million in the second quarter of 2002. The increased costs result primarily from additional property taxes, aircraft insurance associated with the events of September 11, and increases in the costs associated with ground handling.

          During the second quarter the Company revised the early retirement dates for the J-41 fleet as a result of Fairchild's insolvency proceedings and Bombardier's delivery schedule of aircraft under the agreement the Company executed with Bombardier to purchase CRJs in replacement of the undelivered 328JETs. The requirement to operate the J-41s in service longer resulted in a $4.8 million reduction of the early retirement charge previously recorded in the fourth quarter of 2001 for the first nine J-41s scheduled to be retired. See note 7 of Notes to Condensed Consolidated Financial Statements.

Other Income (expense)

          In the second quarter of 2002, the Company recorded the following items in other income: $0.9 million in government compensation under the Air Transportation Safety and System Stabilization Act; $1.1 million to write-off capitalized interest costs related to 328JET aircraft that were to be delivered; and $0.6 million to write-off a deferred credit from a settlement payment made by Fairchild Dornier related to a J-41 turboprop retirement.

          The Company's effective tax rate for federal and state income taxes remained the same at 40.5% for second quarter of 2002 and 2001.


Six Months Operating Statistics
(excluding aircraft early retirement charge)

                                                                   Increase
Six months ended June 30,                      2001       2002    (Decrease)
Revenue passengers carried                  2,222,431   3,235,126    45.6%
Revenue passenger miles ("RPMs") (000's)      816,481   1,321,391    61.8%
Available seat miles ("ASMs") (000's)       1,450,744   2,122,667    46.3%
Passenger load factor                           56.3%       62.3%  6.0 pts
Revenue per ASM (cents)                          19.1        16.8  (12.0)%
Cost per ASM (cents)(1)                          16.8        14.8    11.9%
Average passenger segment (miles)                 367         408    11.2%
Revenue departures (completed)                111,192     135,556    21.9%
Revenue block hours                           153,677     199,877    30.1%
Aircraft utilization (block hours)                7.8         9.0    15.4%
Average cost per gallon of fuel (cents)         106.9        89.3    16.5%
Aircraft in service (end of period)               113         128    13.3%
Revenue per departure                          $2,494      $2,628     5.4%

(1)"Cost per ASM (cents)" excludes the aircraft early retirement charge.


Comparison of six months ended June 30, 2002, to six months ended June
30, 2001.

Results of Operations

     General

           Net income for the first half of 2002 was $31.8 million, or $.69 per share on a diluted basis compared to $22.6 million or $.50 per share on a diluted basis for the same period last year. Excluding special items, net income for the first half of 2002 was $28.7 million or $.62 per share. The principal reason for the increase in net income was the 21.9% increase in revenue departures. Total operating revenues increased 29.1% to $361.2 million for the six months ended June 30, 2002 from $279.7 million for the six months ended June 30, 2001.

     Operating Revenues

          Passenger revenues increased 28.7% to $356.3 million for the six months ended June 30, 2002 from $276.9 million for the six months ended June 30, 2001. The increase was primarily due to a 21.9% increase in revenue departures, and a 5.4% increase in revenue per departure to $2,628 in the second quarter of 2002 from $2,494 in the second quarter of 2001.

          The increase in capacity as measured in ASMs is the result of service expansion utilizing 18 additional 50-seat Canadair Regional Jet ("CRJs"), and the addition of 11 32-seat Fairchild Dornier 328JET ("328JET") aircraft, partially offset by the removal from service of 11 British Aerospace J-32 Turboprop ("J-32") aircraft and two British Aerospace J-41 Turboprop ("J-41") aircraft along with the impact of a 14.6% increase in the average aircraft stage length and a 15.4% increase in aircraft utilization which resulted in the 46.3% increase in available seat miles ("ASMs") to 2.1 billion in the first six months of 2002 from
1.5 billion in the first six months of 2001.

     Operating Expenses

           A summary of operating expenses, excluding the reversal of the aircraft early retirement charge, as a percentage of operating revenues and cost per ASM for the six months ended June 30, 2001 and 2002 is as follows:

                                            Six Months ended June 30,
                                            2001                2002
                                     Percent             Percent
                                       of        Cost      of       Cost
                                    Operating  Per ASM  Operating Per ASM
                                     Revenue   (cents)   Revenue  (cents)
Salaries and related costs            27.5%      5.3      26.3%     4.5
Aircraft fuel                         15.2%      2.9      14.3%     2.4
Aircraft maintenance and materials     8.4%      1.6       9.4%     1.6
Aircraft rentals                      15.0%      2.9      15.0%     2.5
Traffic commissions and related        2.8%      0.6       2.8%     0.5
Facility rents and landing fees        5.3%      1.0       6.0%     1.0
Depreciation and amortization          2.6%      0.5       2.6%     0.5
Other                                 10.2%      2.0      10.4%     1.8
Total                                 87.0%     16.8      86.8%    14.8

           Total  operating  expenses,  excluding  the  reversal  of   the
aircraft early retirement charge, increased 28.9% to $313.6 million for the six months ended June 30, 2002 compared to $243.3 million for the six months ended June 30, 2001 primarily due to the 21.9% increase in revenue departures. As explained above, ASMs increased 46.3% to 2.1 billion in the six months ending June 30, 2002 from 1.5 billion in the six months ending June 30, 2001. As a result, cost per ASM (excluding the reversal of the aircraft early retirement charge) decreased 11.9% on a year-over-year basis to 14.8 cents during the six months ended June 30, 2002. Cost per ASM changes that are not primarily attributable to the changes in capacity are as follows:

          Salaries and related costs per ASM decreased 15.1% to 4.5 cents in the first half of 2002 compared to 5.3 cents for the first half of 2001. The Company suspended its employee bonus plans during the first quarter of 2002 due to the events of September 11. The Company reinstated its bonus plans effective April 1, 2002. For the three months ended March 31, 2001, the Company incurred $2.2 million in expenses related to its bonus plans.

          The cost per ASM of aircraft fuel decreased to 2.4 cents in the first half of 2002 compared to 2.9 cents in the first half of 2001. The higher fuel consumption per hour of regional jet aircraft versus turboprop aircraft resulted in a 11.5% increase in the system average burn rate (gallons used per block hour flown) which was more than offset by the effects of a 16.8% decrease in the average cost per gallon of fuel from $1.07 in the first half of 2001 to $.89 in the first half of 2002 and the larger seat capacity of regional jet aircraft.

          Although the cost per ASM of facility rents and landing fees remained 1.0 cent for the second half of 2002, in absolute dollars, facility rents and landing fees increased 44.6% from $14.9 million in the first half of 2001 to $21.5 million in the first half of 2002. This increase is a result of a 21.9% increase in number of revenue departures, the heavier landing weight of the regional jets, and higher rents and landing fees imposed by airports to recover costs in the aftermath of the events of September 11.

          The cost per ASM of other operating expenses decreased to 1.8 cents in the first half of 2002 from 2.0 cents in the first half of 2001. In absolute dollars, other operating expenses increased 31.8% from $28.7 million in the first half of 2001 to $37.7 million in the first half of 2002. The increased costs result primarily from additional property taxes, aircraft insurance and security costs associated with the events of September 11, and increases in the costs associated with ground handling.

     Other Income (expense)

          In the first half of 2002, the Company recorded the following items in other income: $0.9 million in government compensation under the Air Transportation Safety and System Stabilization Act; $1.1 million to write-off capitalized interest costs related to 328JET aircraft that were to be delivered; and $0.6 million to write-off a deferred credit from a settlement payment made by Fairchild Dornier related to a turboprop retirement.

           The Company's effective tax rate for federal and state income taxes was 40.5% for the six months ended June 30, 2002, and 40.3% for the six months ended June 30, 2001.

Outlook and Business Risks

          This outlook section contains forward-looking statements which are subject to the risks and uncertainties set forth above under Forward-Looking Statements.

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

          In July 2002, Fairchild Dornier GmbH ("Fairchild"), the manufacturer of the 32-seat 328JET, opened formal insolvency proceedings in Germany. Fairchild had been operating under the guidance of a court appointed interim trustee since April 2002. Fairchild has notified the Company that it has rejected the Company's purchase agreement contract covering the remaining 30 328JETs the Company had on firm order for its United Express operation, the two 328JETs on firm order for the Company's Private Shuttle operation, and options to acquire 81 additional aircraft. The Company has entered into agreements with Bombardier for the purchase of 25 additional 50-seat CRJs to replace the two delivered and 30 undelivered 32-seat 328JETs for its United Express operation. The Company now has firm orders for 56 additional CRJs as of August 1, 2002, and continues to hold options for an additional 80 CRJs. Since resumption of deliveries, Bombardier has generally been one month behind the original delivery schedule for deliveries scheduled for the second half of 2002. Bombardier has not yet advised whether and to what extent this delay may continue during 2003. As of August 1, 2002, the Company is scheduled to take delivery of 9 CRJs for the remainder of 2002, 35 CRJs in 2003 and 12 CRJs in 2004.

          On June 4, 2002, the Company and United agreed to an amendment to the Company's United Express Agreement authorizing the Company to operate an additional 25 CRJs in lieu of 32 328JETs that were to have been delivered by Fairchild, with the additional aircraft to be placed in service no later than April 30, 2004. The Company also re-confirmed its commitment to remove its remaining turboprop aircraft from service no later than April 30, 2004 without the benefit of manufacturer support. As a result, the Company will be required to pay over the remaining lease term, any shortfall between its lease obligations for those aircraft subsequent to its retirement date, and the amounts received in the sublease or sale of the aircraft. Previously, the Company anticipated that it would record this cost for accounting purposes but that the cash cost would be paid by Fairchild Dornier. Finally, the Company agreed with United that, not later than December 31, 2002, two 328JET aircraft placed in United Express service during 2002 would be removed from United Express operations. These aircraft will be utilized in the Company's Private Shuttle operation.

          The undelivered 328JET aircraft were to replace the Company's fleet of 29-seat J-41 turboprop aircraft. The Company is still committed to its plan to early retire the remaining 30 J-41s from its fleet, however the retirement schedule for certain of these aircraft has been revised and is now scheduled to be completed in April 2004. The Company has long-term lease commitments for 25 of these aircraft, and estimates that the early retirement will result in a $40 million after tax charge to earnings. The Company has already expensed $11.2 million after tax of this charge and anticipates expensing the remaining amounts in the third and fourth quarters of 2002, and the first quarter of 2004. See note 3 and note 7 of Notes to Condensed Consolidated Financial Statements.

          The Company plans to remarket actively the J-41s through leasing, subleasing or outright sale of the aircraft. Outright sale of a leased aircraft may require the Company to make payments to the lessor to cover shortfalls between sale prices and lease stipulated loss values. The current retirement schedule reflects when replacement CRJs are expected to be available for delivery. The Company may elect to accelerate the out of service dates of some or all of the J-41s if viable remarketing opportunities present themselves.

          The Company estimates that at the future scheduled removal date from service, four of the five owned J-41s would each have a fair market value that is less than their net book value, using previous useful lives. See note 3 of Notes to Condensed Consolidated Financial Statements.

          At the time of the opening of formal insolvency proceedings, Fairchild had significant current and future obligations to the Company in connection with the order of 328JET aircraft. These include obligations: to deliver 30 328JETs the Company had on firm order for its United Express operation, two 328JETs on firm order for the Private Shuttle operation, and 81 additional option 328JETs with certain financing support; to pay the Company the difference between the sublease payments, if any, received from remarketing 26 British Aerospace J-41 Turboprop ("J-41") aircraft leased by the Company and the lease payment obligations of the Company on those aircraft; to purchase five J-41 aircraft owned by the Company at their net book value at the time of retirement; to assume certain crew training costs; and to provide spares, warranty, engineering, and related support. The Company believes it has a security interest in Fairchild's equity interest in 32 delivered 328JETs. Its right to proceed against this collateral will apply upon termination of the applicable lease unless other arrangements are made with the other interested parties. Included in the Company's balance sheet as of June 30, 2002 is approximately $1.3 million due from Fairchild, resulting from payments made or owed by the Company to third parties for certain training and other matters that were to be paid by Fairchild. The Company believes it has the right to offset this and other obligations from Fairchild against amounts the Company owes Fairchild, to the extent permitted by law. The Company will file its claim in the insolvency proceeding in August 2002. The Company may be required to take a charge for all or a portion of these third party expenses to the extent that it does not prevail in its offset claim. The Company believes its cost to operate the current fleet of 33 328JETs will increase in the near and future terms due to costs incurred for maintenance repairs that otherwise would have been covered by manufacturer's warranty and the costs and availability of spare parts until replacement suppliers can be found. Additionally, as a result of Fairchild's rejection of the purchase contract, the Company will not receive cash payments for the difference in the sublease payments, if any, received from the remarketing of the 26 J-41 aircraft leased by the Company on those aircraft and the amount due under the Company's aircraft leases.

           Under the Company's United Express agreement, United pays the Company an agreed amount per departure, and under the Company's Delta Connection agreement, Delta pays the Company an agreed amount per block hour flown, both regardless of passenger revenue, and both with additional incentive payments based on operational performance. Both agreements provide that the rates will be adjusted annually to reflect changes in costs. During any period when the Company and a code-share partner have not agreed to rates for the year, the Company records revenue applying conservative rate assumptions. In the first quarter of 2002, the Company and United established rates to be in effect for the Company's United Express flights throughout 2002 and the Company used those agreed upon rates to record revenue for 2002. During the second quarter of 2002, the Company and Delta agreed to rates to be effective for all of 2002. As a result of recording estimated revenues in the first quarter 2002 prior to the establishment of final rates with Delta, the Company recorded additional revenue of $3.4 million in the second quarter as a result of changes to initial estimates.

          The Company continues to work closely with its two major partners, United Airlines and Delta Air Lines, to provide value in the current difficult airline environment. At Delta's request, the Company anticipates moving its 328JET flights operating from New York's LaGuardia airport to Cincinnati, Ohio effective November 1, 2002. These network changes will allow Delta to more closely match aircraft capacity with route demand. For United, the Company continues to add CRJs into Chicago's O'Hare airport allowing United to offer all jet service from Chicago O'Hare as of August 2002. In addition, FAA slot restrictions at Chicago's O'Hare airport were eliminated effective July 2002, which eliminates a barrier to the Company's providing additional service there.

          In 2000, the Company executed a seven-year engine services agreement with GE Engine Services, Inc. ("GE") covering the scheduled and unscheduled repair of ACA's CRJ jet engines, operated on the 43 CRJs already delivered or on order at that time for the United Express operation. This agreement was amended in July 2000 to cover 23 additional CRJ aircraft, bringing the total number of CRJ aircraft covered under the agreement to 66. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown on a monthly basis to GE and GE assumes the responsibility to repair the engines when required at no additional expense to the Company, subject to certain exclusions. The Company's future maintenance expense on CRJ engines covered under the agreement will escalate based on contractual rate increases, intended to match the timing of actual maintenance events that are due pursuant to the terms. The Company expenses aircraft maintenance based upon the amount paid to GE under the agreement, as engine hours are flown. To date, the time between scheduled repair work has been longer and therefore the costs of maintaining these engines has been lower than anticipated at the time the original contract and rates were agreed. The Company has been in negotiations with GE to reduce the base rate in the agreement to reflect the actual operating performance of the engines, to add the remaining ordered aircraft to the agreement, and to extend the term. The Company has disputed the appropriateness of certain contract rate adjustments and in the fourth quarter of 2001 sought other rate concessions from GE in the context of negotiating with GE for an adjustment in rates and for an extension of the contract to cover a longer term and to cover the remaining CRJ aircraft on order. Consistent with its understanding at the time, the Company reduced the amount it paid GE under the agreement and correspondingly reduced the amounts it expensed for engine maintenance. In July 2002, the Company received a revised maintenance agreement proposal from GE which it did not find to be acceptable. Accordingly, the Company does not presently anticipate that it will add engines beyond the 66 covered aircraft or that it will extend the term of the agreement with GE, and anticipates that the adjustments described above will continue to be disputed. In connection with this determination, the Company recorded an additional $4.8 million to maintenance expense in the second quarter 2002, of which approximately $3.5 million represents amounts that GE may now seek to collect for past rate concessions under the agreement. In addition, the Company believes that, if it so elects, it has the right to remove any or all engines from this agreement at any time. GE recently has informed the Company that it does not agree with the Company's interpretation of the agreement, and the Company presently intends to file for arbitration under the terms of the contract to resolve the question of whether the Company may remove all engines from the contract.

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

Liquidity and Capital Resources

          As of June 30, 2002, the Company had cash, cash equivalents and short-term investments of $199.5 million and working capital of $168.4 million compared to $181 million and $138.7 million respectively as of December 31, 2001. During the first six months of 2002, cash and cash equivalents decreased by $154.3 million, reflecting net cash provided by operating activities of $37.4 million, net cash used in investing
activities  of  $195.6  million  and  net  cash  provided  by   financing
activities of $3.9 million. The net cash provided by operating activities is primarily the result of net income for the period of $31.8 million, non-cash depreciation and amortization expenses of $9.9 million, and a $21.0 million increase in accrued liabilities, offset by a $25.0 million increase in prepaid expenses. The increase in accrued liabilities is the result of increases in various accruals, including a $4.8 million expense recorded in the second quarter of 2002 to fully accrue for disputed amounts which may be claimed to be due by a vendor under a power-by-the-hour agreement for certain engine repair work, a $4.2 million increase in accruals for fuel costs and a $7.1 million increase in accrued payroll costs. The increase in prepaid expenses is primarily the result of the Company making its semi-annual aircraft rent payments in January 2002. The net cash used in investing activities consisted primarily of purchases of property and equipment and net purchases of short-term investments. Financing activities consisted primarily of payments on long-term debt and capital lease obligations offset by the proceeds from the exercise of stock options.

     Other Financing

          On September 28, 2001, the Company entered into an asset-based lending agreement with a financial institution that provides the Company with a line of credit for up to $25.0 million. The line of credit, which will expire on October 15, 2003, carries an interest rate of LIBOR plus ..875% to 1.375% depending on the Company's fixed charges coverage ratio. The Company has pledged $15.4 million of this line of credit as collateral for letters of credit issued on behalf of the Company by a financial institution. The available borrowing under the line of credit is limited to the value of the bond letter of credit on the Company's Dulles, Virginia hangar facility plus the value of 60% of the book value of certain rotable spare parts. As of June 30, 2002 the amount of available credit under the line was $25.0 million including the pledged amount of $15.4 million. As of June 30, 2002 there were no outstanding borrowings on the $25.0 million line of credit.

     Other Commitments

          The Company's Board of Directors has approved the repurchase of up to $40 million of the Company's outstanding common stock in open market or private transactions. As of August 1, 2002 the Company has repurchased 2,171,837 shares of its common stock and has approximately $21.0 million remaining of the $40 million authorized for repurchase.

          The Company's contract with the Association of Flight Attendants ("AFA"), which was ratified in October 1998, becomes amendable in October 2002. The Company expects to begin discussions with the AFA in the near term. The Company's contract with Aircraft Mechanics Fraternal Association ("AMFA"), which was ratified in June 1998, became amendable in June 2002. The Company has entered into initial discussions with AMFA regarding a new agreement.

     Aircraft

          As of August 1, 2002, the Company was operating a fleet of 128 aircraft comprised of 65 50-seat Bombardier Canadair Regional Jets ("CRJs"), 33 32-seat Fairchild Dornier 328JETs ("328JETs") and 30 British Aerospace J-41s ("J-41s"), and had firm orders for 56 Canadair Regional Jets ("CRJs"), and options for 80 additional CRJs. The Company is obligated to purchase and finance (including the possible use of leveraged leases) the 56 firm ordered aircraft at an approximate capital cost of $1.1 billion. The Company anticipates leasing all of its remaining year 2002 CRJ aircraft deliveries on terms similar to previously delivered CRJ aircraft.

     Capital Equipment and Debt Service

          Capital expenditures for the first six months of 2002 were $20.3 million, compared to $16.2 million for the same period in 2001. Capital expenditures for 2002 consisted primarily of the purchase of $16.5 million in rotable spare parts for the regional jet aircraft, $872,000 in computers and telecom equipment and $802,000 for improvements to aircraft. Other capital expenditures included facility leasehold improvements, ground equipment, and office equipment.

          For the remainder of 2002, the Company anticipates spending approximately $12.4 million for rotable spare parts related to the regional jets, ground service equipment, facilities, computers and software.

          Debt service including capital leases for the six months ended June 30, 2002 was $2.3 million compared to $2.4 million in the same period of 2001.

          The Company believes that, in the absence of further terrorist attacks or other unusual circumstances, its cash and short term investments together with cash flow from operations and other available financing, will be sufficient to meet its working capital needs, capital expenditures, and debt service requirements for the next twelve months.

     Recent Accounting Pronouncements

          On July 5, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations", and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. Statement No. 142 includes requirements to test goodwill and indefinite life intangible assets for impairment rather than amortize them. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement No. 142 beginning January 1, 2002. The effect of adopting these statements has not had a material impact on the Company's financial position or results of operations for the first six months of 2002. In the six months ended June 30, 2001, the Company amortized approximately $88,000 in goodwill and certain other intangible assets. The Company's goodwill and indefinite life intangible balance as of January 1, 2002 was $1.7 million, which is no longer subject to amortization.

          On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal
of  Long-Lived  Assets".   Statement No. 144  supersedes  FASB  Statement
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Statement No. 144 includes requirements related to
the   classification   of  assets  as  held  for  sale,   including   the
establishment of six criteria that must be satisfied prior to this classification. Statement No. 144 also includes guidance related to the recognition and calculation of impairment losses for long-lived assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement No. 144 on January 1, 2002. The effect of adopting this statement has not had a material impact on the Company's financial position or results of operations for the first six months of 2002. See note 7 of Notes to Condensed Consolidated Financial Statements.

          In July 2002, the Financial Accounting Standards Board issued FASB Statement No. 146 "Accounting for Costs Associated with Exit or
Disposal Activities", which addresses costs associated with an exit activity or with disposal of long-lived assets. Under statement 146, a Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred, and can be measured at fair value. Commitment to an exit plan or a plan of disposal no longer meets the requirement for recognizing a liability and the related expense. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company anticipates adopting FASB 146 on January 1, 2003. Adoption of this FASB will affect the timing of recognition of expense for aircraft retired subsequent to the date the FASB is adopted and not previously included in a retirement plan, shifting the recognition of these costs to the period incurred. The Company anticipates recording approximately $9.6 million in expense during 2004 as the remaining five leased British Aerospace J-41 turboprop aircraft are removed from service. These costs would have been recognized as an aircraft early retirement charge in the first quarter of 2003 prior to the adoption of FASB 146.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          The Company's principal market risk arises from changes in interest rates. The Company's exposure to market risk associated with changes in interest rates relates to the Company's commitment to acquire regional jets. From time to time the Company has entered into put and call contracts designed to limit the Company's exposure to interest rate changes until permanent financing is secured upon delivery of the regional jet aircraft. As of June 30, 2002, the Company had no open hedge transactions.








                 ATLANTIC COAST AIRLINES HOLDINGS, INC.
                   FISCAL QUARTER ENDED JUNE 30, 2002


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings.

           The Company is a party to routine litigation and FAA civil action proceedings incidental to its business, none of which the Company believes are likely to have a material effect on the Company's financial position. The Company is also subject to DOT and U.S. Customs Service administrative proceedings relating to its post-September 11 operations, the maximum fines for which could be substantial. Based on preliminary information and initial review by the Company, the Company believes that these proceedings may result in fines or penalties but does not believe the proceedings are likely to have a material effect on the Company's operations or financial position.


     ITEM 2.  Changes in Securities.

          None to report.


     ITEM 3.  Defaults Upon Senior Securities.

          Not applicable.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

            The annual meeting of stockholders of the Company was held in Herndon, Virginia on May 29, 2002. Of the 45,037,948 shares of common stock outstanding and entitled to vote on the record date, 41,337,776 were present by proxy. Those shares were voted on the matters before the meeting as follows:

1.     Election of Directors              For         Withheld
        Kerry B. Skeen                 41,227,557     110,219
        Thomas J. Moore                41,226,243     111,533
        C. Edward Acker                40,761,548     576,228
        Robert E. Buchanan             41,227,757     110,019
        Susan MacGregor Coughlin       41,228,601     109,175
        Daniel L. McGinnis             41,228,957     108,819
        James C. Miller III            41,227,548     110,228
        John M. Sullivan               41,227,712     111,064





2. To ratify appointment of KPMG LLP as the Company's independent auditors for the current year.

          For                   Against                  Abstain
      39,943,145               1,393,226                  1,405






     ITEM 5.  Other Information.

          Not applicable.


     ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          3.   Exhibits

Exhibit
Number                Description of Exhibit

10.6(a) (notes 5 & 18)   Amendment dated June 4, 2002 to United Express
                         Agreement, dated as of November 22, 2000, among United Airlines, Inc., Atlantic Coast Airlines and the Company. (Confidential treatment has been requested for portions of this document).


          (b)  Reports on Form 8-K

               Form 8-K filed on June 4, 2002 to announce that the Company would be adding 25 Canadair Regional Jet aircraft to its United Express fleet.

               Form 8-K filed on June 10, 2002 to announce that an officer of the Company would be making a presentation to investors and analysts.




                               SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ATLANTIC COAST AIRLINES HOLDINGS, INC.



August 13, 2002                    By:  /S/ Richard J. Surratt
                                   Richard J. Surratt
                                   Executive Vice President, Treasurer,
                                   and Chief Financial Officer