Form 10-Q
period 2002-09-30
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 2002-11-14
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                    Yes   X        No

As of November 1, 2002, there were 45,194,115 shares of common stock, par value $.02 per share, outstanding.

Part I.  Financial Information

Item 1. Financial Statements
                                  Atlantic Coast Airlines Holdings, Inc.
                                  Condensed Consolidated Balance Sheets
                                            December 31,   September 30,
(In thousands except for share                 2001            2002
 and per share data)                                        (Unaudited)
Assets
Current:
  Cash and cash equivalents               $  173,669       $   12,156
  Short term investments                       7,300          186,455
  Accounts receivable, net                     8,933           10,804
  Expendable parts and fuel inventory,net     10,565           14,770
  Prepaid expenses and other current assets   19,365           54,337
  Deferred tax asset                           6,806           10,352
        Total current assets                 226,638          288,874
Property and equipment at cost, net of
 accumulated depreciation and amortization   171,528          195,452
Intangible assets, net of accumulated
 amortization                                  1,941            1,852
Debt issuance costs, net of accumulated
 amortization                                  3,415            3,193
Aircraft deposits                             44,810           45,210
Other assets                                   4,093            4,586
        Total assets                      $  452,425       $  539,167
Liabilities and Stockholders' Equity
Current:
  Accounts payable                        $   21,750       $   20,767
  Current portion of long-term debt            4,639            4,805
  Current portion of capital lease
   obligations                                 1,359            1,424
  Accrued liabilities                         55,570           77,360
  Accrued aircraft early retirement charge     4,661            5,123
        Total current liabilities             87,979          109,479
Long-term debt, less current portion          58,441           55,017
Capital lease obligations, less current
 portion                                       2,202            1,122
Deferred tax liability                        17,448           25,846
Deferred credits, net                         45,063           55,194
Accrued aircraft early retirement charge,
 less current portion                         19,226           21,551
Other long-term liabilities                      766            1,334
        Total liabilities                    231,125          269,543
Stockholders' equity:
Common stock: $.02 par value per share;
 shares authorized 130,000,000; shares
 issued 49,229,202 and 50,254,184
 respectively; shares outstanding
 44,182,870 and 45,194,115 respectively          985            1,005
Additional paid-in capital                   136,058          144,389
Less: Common stock in treasury, at cost,
 5,046,332 and 5,060,069 shares
 respectively                                (35,303)         (35,586)
Retained earnings                            119,560          159,816
        Total stockholders' equity           221,300          269,624
        Total liabilities and
         stockholders' equity             $  452,425       $  539,167

See accompanying notes to the condensed consolidated financial statements.

                                 Atlantic Coast Airlines Holdings, Inc.
                        Condensed Consolidated Statements of Operations
                                                            (Unaudited)
Three months ended September 30,
(In thousands, except for per share data)      2001            2002
Operating revenues:
Passenger                                 $  146,766      $  192,220
Other                                            885           2,813
   Total operating revenues                  147,651         195,033
Operating expenses:
Salaries and related costs                    40,376          51,389
Aircraft fuel                                 23,469          31,156
Aircraft maintenance and materials            12,365          19,655
Aircraft rentals                              23,730          28,293
Traffic commissions and related fees           4,141           5,517
Facility rents and landing fees                8,416          11,197
Depreciation and amortization                  4,082           5,534
Other                                         15,177          21,673
Aircraft early retirement charge                   -           7,568
       Total operating expenses              131,756         181,982
Operating income                              15,895          13,051
Other income (expense):
Interest income                                1,665           1,436
Interest expense                              (1,163)         (1,061)
Government compensation                        4,633               -
Other, net                                       401              19
Total other income                             5,536             394
Income before income tax provision            21,431          13,445
Income tax provision                           8,680           4,945
Net income                                $   12,751      $    8,500
Income per share:
 Basic:
   Net income                             $     0.29      $     0.19
 Diluted:
   Net income                             $     0.28      $     0.19

Weighted average shares outstanding:
              -Basic                          43,775          45,194
              -Diluted                        45,426          45,484

    See accompanying notes to the condensed consolidated financial statements.

                                 Atlantic Coast Airlines Holdings, Inc.
                        Condensed Consolidated Statements of Operations
                                                            (Unaudited)
Nine months ended September 30,
(In thousands, except for per share data)      2001            2002
Operating revenues:
Passenger                                 $  423,635      $  548,522
Other                                          3,691           7,670
   Total operating revenues                  427,326         556,192
Operating expenses:
Salaries and related costs                   117,170         146,253
Aircraft fuel                                 66,092          82,809
Aircraft maintenance and materials            35,739          53,616
Aircraft rentals                              65,675          82,356
Traffic commissions and related fees          12,038          15,786
Facility rents and landing fees               23,286          32,696
Depreciation and amortization                 11,257          15,067
Other                                         43,826          59,423
Aircraft early retirement charge                   -           2,804
     Total operating expenses                375,083         490,810
Operating income                              52,243          65,382
Other income (expense):
Interest income                                5,691           3,154
Interest expense                              (3,650)         (3,284)
Government compensation                        4,633             944
Other, net                                       318             620
      Total other income                       6,992           1,434
Income before income tax provision            59,235          66,816
Income tax provision                          23,910          26,560
Net income                                $   35,325      $   40,256
Income per share:
 Basic:
   Net income                             $     0.82      $     0.89
 Diluted:
   Net income                             $     0.78      $     0.87

Weighted average shares outstanding:
              -Basic                          43,235          44,997
              -Diluted                        45,030          46,136

     See accompanying notes to the condensed consolidated financial statements.

                                Atlantic Coast Airlines Holdings, Inc.
                       Condensed Consolidated Statements of Cash Flows
                                                           (Unaudited)
Nine months ended September 30,
(In thousands)                                        2001      2002
Cash flows from operating activities:              $ 35,325  $ 40,256
   Adjustments to reconcile net income to
    net cash used in operating activities:
     Depreciation and amortization                   11,425    15,641
     Loss on disposal of assets                         147       360
     Amortization of deferred credits                (2,649)   (3,616)
     Capitalized interest (net)                      (1,303)     (419)
     Other                                            1,995     2,127
     Changes in operating assets and liabilities:
       Accounts receivable                           16,732     5,419
       Expendable parts and fuel inventory           (4,873)   (4,552)
       Prepaid expenses and other current assets     (8,565)  (35,090)
       Accounts payable                               8,487     4,692
       Accrued liabilities                           (1,381)   29,049
Net cash provided by operating activities            55,340    53,867
Cash flows from investing activities:
   Purchases of property and equipment              (27,874)  (28,025)
   Proceeds from sales of assets                          -        28
   Purchases of short term investments              (69,715) (488,975)
   Sales of short term investments                   64,160   309,820
   Refunds of aircraft deposits                      13,600     3,400
   Payments of aircraft deposits and other           (6,000)  (14,170)
Net cash used in investing activities               (25,829) (217,922)
Cash flows from financing activities:
   Payments of long-term debt                        (2,914)   (3,258)
   Payments of capital lease obligations             (1,634)   (1,015)
   Deferred financing costs and other                   (49)       57
   Purchase of treasury stock                             -      (283)
   Proceeds from exercise of stock options            7,679     7,041
Net cash provided by financing activities             3,082     2,542
Net increase (decrease) in cash and cash equivalents 32,593  (161,513)
Cash and cash equivalents, beginning of period       86,117   173,669
Cash and cash equivalents, end of period           $118,710  $ 12,156

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

2.  OTHER COMMITMENTS

On September 28, 2001, the Company entered into an asset-based lending agreement with a financial institution that provided the Company with a line of credit for up to $25.0 million. The line of credit, which will expire on October 15, 2003, carries an interest rate of LIBOR plus .875% to 1.375% depending on the Company's fixed charges coverage ratio. The Company has pledged $15.7 million of this line of credit as collateral for letters of credit issued on behalf of the Company by a financial institution. The available borrowing under the line of credit is limited to the value of the bond letter of credit on the Company's Dulles, Virginia hangar facility plus the value of 60% of the book value of certain rotable spare parts. As of September 30, 2002 the value of the collateral supporting the line was sufficient for the amount of available credit under the line to be $25.0 million. There have been no borrowings on the line of credit. The amount available for borrowing at September 30, 2002 was $9.3 million, after deducting $15.7 million which has been pledged as collateral for letters of credit.

In July 2002, Fairchild Dornier GmbH ("Fairchild"), the manufacturer of the 32-seat Fairchild Dornier 328JET ("328JET"), opened formal insolvency proceedings in Germany. Fairchild had been operating under the guidance of a court appointed interim trustee since April 2002. Fairchild has notified the Company that it has rejected the Company's purchase agreement contract covering the remaining 30 328JETs the Company had on firm order for its United Express operation, two 328JETs on firm order for the Private Shuttle operation, and options to acquire 81 additional aircraft. The Company has negotiated for the purchase of 25 additional 50-seat Bombardier CRJ200s ("CRJs") to replace the two delivered and 30 undelivered 32-seat 328JETs for its United Express operation. The two previously delivered 328JETs will be redeployed in the Company's Private Shuttle operation. The Company now has firm orders for 52 additional CRJs as of November 1, 2002, and continues to hold options for an additional 80 CRJs.

At the time of the opening of formal insolvency proceedings, Fairchild had significant current and future obligations to the Company in connection with the order of 328JET aircraft. These include obligations: to deliver 30 328JETs the Company had on firm order for its United Express operation, two 328JETs on firm order for the Private Shuttle operation, and 81 additional option 328JETs; to provide financing support; to pay the Company the difference between the sublease payments, if any, received from remarketing 26 British Aerospace J-41 Turboprop ("J-41") aircraft leased by the Company and the lease payment obligations of the Company on those aircraft; to purchase five J-41 aircraft owned by the Company at their net book value at the time of retirement; to assume
certain   crew   training  costs;  and  to  provide   spares,   warranty,
engineering, and related support. In August 2002, the Company filed its claim in the Fairchild insolvency proceeding.

The  Company  believes it has a security interest in  Fairchild's  equity interest in 32 delivered 328JETs, under which its rights to proceed against this collateral apply upon termination of the applicable lease unless other arrangements are made with the other interested parties. The Company's balance sheet as of September 30, 2002 includes a receivable for $1.2 million with respect to deposits placed with Fairchild for undelivered aircraft. The Company holds a bond from an independent insurance company which was delivered to secure this deposit, and has made a demand for payment under this bond. Fairchild's insolvency trustee has made a claim for the collateral posted with the insurance company, and the insurance company has withheld payment of the bond. The matter is presently the subject of motions filed with the U.S. bankruptcy court for the Western District of Texas. The Company's balance sheet as of September 30, 2002 also includes approximately $1.0 million due from Fairchild, resulting from payments made or owed by the Company to third parties for certain training and other matters that were to be paid by Fairchild. The Company believes it has the right to offset these and other obligations from Fairchild against amounts the Company owes Fairchild, to the extent permitted by law. Fairchild disputes this right, and Fairchild's wholly owned U.S. subsidiary Dornier Aviation of North America ("DANA") has filed suit against the Company claiming amounts allegedly due for certain spare parts, late payment charges, and consignment inventory carrying charges. The Company may be required to take a charge for all or a portion of these third party expenses, or the amount of the deposits secured by the bond, to the extent that it does not prevail in its claims. The Company's costs to operate its current fleet of 33 328JETs increased in the second and third quarters, and may continue to increase in the near future, due to costs incurred for maintenance repairs that otherwise would have been covered by manufacturer's warranty and the costs and availability of spare parts. Additionally, as a result of Fairchild's rejection of the purchase contract, the Company does not expect Fairchild to satisfy its obligation to pay the difference in the sublease payments, if any, received from remarketing the 26 J-41 aircraft leased by the Company on those aircraft and the amount due under the Company's aircraft leases.

3. ADOPTION OF FASB STATEMENTS 141, 142, 144, and 146

On July 5, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations", and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. Statement No. 142 includes requirements to test goodwill and indefinite life intangible assets for impairment rather than amortize them. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement No. 142 beginning January 1, 2002. The effect of adopting these statements has not had a material impact on the Company's financial position or results of operations for the first nine months of 2002. In the nine months ended September 30, 2001, the Company amortized approximately $132,000 in goodwill and certain other intangible assets. The Company's goodwill and indefinite life intangible balance as of January 1, 2002 was $1.7 million, which is no longer subject to amortization.

On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Statement No. 144 includes requirements related to the classification of assets as held for sale, including the establishment of six criteria that must be satisfied prior to this classification. Statement No. 144 also includes guidance related to the recognition and calculation of impairment losses for long-lived assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement No. 144 on January 1, 2002.
Under Statement No. 144, the Company is required to evaluate the book value of its long-lived assets as compared to estimated fair market value. The Company now estimates that the fair market value of four of the five owned J-41 aircraft will be in the aggregate $2.4 million below book value when the aircraft are retired from the fleet. As a result, the Company is recognizing $2.4 million in additional depreciation charges related to such aircraft over their remaining estimated service lives. In the third quarter of 2002, the Company recognized $0.5 million in additional depreciation expense.

On July 30, 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. Statement No. 146 requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. The Company plans to adopt Statement No. 146 on January 1, 2003. The new rules will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. Existing accounting rules permit the accrual of such costs for firmly committed plans which will be executed within twelve months. Accordingly, to the extent that the Company's plans to early retire J-41 turboprop aircraft extend beyond the end of 2003, the adoption of Statement No. 146 will cause the Company to record costs associated with such individual early retired aircraft in the month they are retired, as opposed to the current accounting treatment of taking a charge for these aircraft in the period in which the retirement plan is initiated. See note 7 of Notes to Condensed Consolidated Financial Statements.

4.  INCOME TAXES

The Company's effective tax rate for federal and state income taxes was 36.8% for the three months ended September 30, 2002, and 39.8% for the nine months ended September 30, 2002, as compared to 40.5% and 40.4% for the three and nine months ended September 30, 2001, respectively. In the third quarter of 2002, the Company adjusted its 2002 tax rate to an annualized rate of 40% to reflect lower estimates for current year state income tax expense brought about by schedule changes, and, in addition, recorded a credit related to the settlement of an audit of prior year's state income tax returns in the amount of $166,000.

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

  Three months ended September 30,
  (in thousands)                                      2001        2002
Income (basic and diluted)                        $  12,751   $   8,500

Weighted average shares outstanding (basic)          43,775      45,194
Incremental shares related to stock options           1,651         290
Weighted average shares outstanding (diluted)        45,426      45,484

  Nine months ended September 30,
  (in thousands)                                      2001        2002

Income (basic and diluted)                        $  35,325   $  40,256

Weighted average shares outstanding (basic)          43,235      44,997
Incremental shares related to stock options           1,795       1,139
Weighted average shares outstanding (diluted)        45,030      46,136


6. SUPPLEMENTAL CASH FLOW INFORMATION

  Nine months ended September 30,
  (in thousands)                                      2001        2002
Cash paid during the period for:
 Interest                                         $   3,257   $   3,104
 Income taxes                                         2,998      23,767


7.  AIRCRAFT EARLY RETIREMENT CHARGE

In the second quarter of 2002, the Company revised the retirement schedule for its leased J-41s due to delays in regional jet deliveries resulting from the failure of German aircraft manufacturer Fairchild to deliver 328JET aircraft following its filing for insolvency in April
2002.   To reflect the revised retirement dates of the leased J-41s,  the
Company recorded an aircraft early retirement charge of $7.6 million ($4.5 million after tax) in the third quarter of 2002 related to
scheduled  aircraft retirements by the third quarter  of  2003.   In  the
second quarter of 2002, the Company recorded a $4.8 million ($2.8 million after tax) credit to income to reverse a portion of its prior aircraft early retirement charge of $23.0 million ($13.8 million after tax)
recorded   in  the  fourth  quarter  of  2001.   The  Company   presently
anticipates recording an additional charge of approximately $16.0 million ($9.5 million after tax) during the fourth quarter of 2002, relating to J-41 aircraft which are expected to be retired by the fourth quarter of 2003. The Company estimates that it will expense approximately $24.0 million to retire the remaining J-41s as they are retired during 2004.

8.  AIR TRANSPORTATION SAFETY AND SYSTEM STABILIZATION ACT

On   September  22,  2001,  President  Bush  signed  into  law  the   Air
Transportation Safety and System Stabilization Act ("the Stabilization Act"). The Stabilization Act provided cash grants to commercial air carriers as compensation for: (1) direct losses incurred beginning with the terrorist attacks on September 11, 2001 as a result of any FAA mandated ground stop order issued by the Secretary of Transportation (and for any subsequent order which continues or renews such a stoppage), and
(2) incremental losses incurred during the period beginning September 11, 2001 and ending December 31, 2001 as a direct result of such attacks. The Company was entitled to receive cash grants under these provisions. The Company has complied with the requirements of the Stabilization Act and submitted its final claim. The Company and the Airline Stabilization Review Team have reached agreement on $10.7 million as the total amount the Company was eligible to receive as direct compensation under the Stabilization Act. The Company has received payment of this amount from the government. All amounts received as government compensation are subject to additional audit by the federal government for the next five years.

In addition to the compensation described above, the Stabilization Act, among other things, provides U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market and authorizes the federal government to reimburse air carriers for the increased cost of war risk insurance premiums for a period of thirty days as a result of the terrorist attacks of September 11, 2001. Since September 2001, the Company has purchased hull war risk coverage through the private insurance market through September 24, 2003, and has purchased liability war risk coverage from the United States government through December 15, 2002, and anticipates renewing the government insurance for as long as the coverage is available. On June 18, 2002, the government issued the Company a new policy with a premium calculation that significantly reduces the cost of this type of war insurance for regional airlines.

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

     Forward-Looking Statements

            The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used herein, the words "anticipate", "believe", "estimate", "expect" and similar expressions, as they relate to the Company's management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Such factors include, among others: the costs and other effects of enhanced security measures and other possible government orders; changes in and the cost of satisfying regulatory requirements; changes in levels of service agreed to by the Company with its code share partners due to market conditions; the ability and timing of agreeing upon rates with these partners; the ability of these partners to manage their operations and cash flow, and ability and willingness of these partners to continue to deploy the Company's aircraft and to utilize and pay for scheduled service at agreed rates; the ability of United Airlines to secure and implement its business strategies including negotiating favorable terms with its unions and securing government loan guarantees and to satisfy its obligations when due; unexpected costs or delays in the implementation of new service; satisfactory resolution of union contracts now amendable with the Company's maintenance technicians and ground service equipment mechanics, as well as the Company's flight attendants; availability and cost of funds for financing new aircraft; availability and cost of product support for the Company's 328JET aircraft; whether the Company is able to recover or realize on its claims against Fairchild Dornier in its insolvency proceedings and unexpected costs arising from the insolvency of Fairchild Dornier; possible delays in delivery of CRJ aircraft from Bombardier, Inc.; ability to execute the early retirement schedule for the Company's turboprop aircraft at the cost currently estimated by management; general economic and industry conditions; additional acts of war; and risks and uncertainties arising from the events of September 11 and from the slow economy which may impact the Company, its code share partners, and aircraft manufacturers in ways that the Company is not currently able to predict. These and other factors are more fully disclosed under the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" in ACAI's Annual Report on Form 10-K for the year ended December 31, 2001 and in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002. This Form 10-Q should be read in conjunction with those previous filings.

 Third Quarter Operating Statistics
  (excluding aircraft early retirement charge)
                                                               Increase
Three months ended September 30,           2001       2002    (Decrease)
Revenue passengers carried              1,326,042   1,922,839     45.0%
Revenue passenger miles ("RPMs") (000's)  502,932     752,873     49.7%
(000's)
Available seat miles ("ASMs") (000's)     843,777   1,106,478     31.1%
Passenger load factor                       59.6%       68.0%   8.4 pts
Revenue per ASM (cents)                      17.4        17.4    (0.0)%
Cost per ASM (cents)1                        15.6        15.8      1.3%
Average passenger segment (miles)             379         392      3.4%
Revenue departures (completed)             60,451      72,563     20.0%
Revenue block hours                        85,414     103,301     20.9%
Aircraft utilization (block hours)            8.1         8.8      8.6%
Average cost per gallon of fuel (cents)     101.1       102.5      1.4%
Aircraft in service (end of period)           116         130     12.1%
Revenue per departure                      $2,428      $2,649      9.1%

1"Cost per ASM (cents)" excludes the aircraft early retirement charge.

Comparison of three months ended September 30, 2002, to three months ended September 30, 2001.

Results of Operations

     General

          Net income in the third quarter of 2002 was $8.5 million or $.19 per share on a diluted basis, compared to $12.8 million or $.28 per share on a diluted basis for the same period last year. Excluding the aircraft early retirement charge taken in the third quarter of 2002 and government compensation associated with the Airline Stabilization Act recorded in 2001, net income for the third quarter 2002 was $13.0 million or $.29 per share compared to $10.0 million or $.22 per share in the third quarter of 2001. The primary reason for the increase in net income (excluding special items) was the 20.0% increase in revenue departures. In the third quarter, the Company changed its effective tax rate as more fully described below. Diluted earnings per share for the three months ending September 30, 2002 were favorably affected by a reduction in the number of diluted shares due to the exercise price of a significant number of employee stock options being above the Company's average stock price for the quarter. Total operating revenues increased 32.1% to $195.0 million for the three months ended September 30, 2002 from $147.7 million for the three months ended September 30, 2001, while total operating expenses, excluding the aircraft early retirement charge, increased 32.4% to $174.4 million.

     Operating Revenues

          Passenger revenues increased 31.0% to $192.2 million for the three months ended September 30, 2002 from $146.8 million for the three months ended September 30, 2001. The increase was the result of a 20.0% increase in revenue departures and a 9.1% increase in revenue per departure to $2,649 in the third quarter of 2002 from $2,428 in the third quarter of 2001. Revenues for the third quarter were affected by changes made to the model used for estimating rates payable for service to new United Express markets. During the third quarter, final rate calculations for these new markets were agreed upon following an adjustment to the model recently identified by United to more accurately reflect actual operating costs. The resulting change in estimate caused a reduction of $0.9 million in revenue associated with flights operated during the first half of 2002 (see "Outlook and Business Risks").

          The increase in capacity as measured in ASMs is the result of service expansion utilizing 16 additional 50-seat CRJ200 ("CRJs"), and the addition of six 32-seat Fairchild Dornier 328JET ("328JET") aircraft, partially offset by the removal from service of seven 19-seat British
Aerospace J-32 Turboprop ("J-32") aircraft and one 29-seat British Aerospace J-41 Turboprop ("J-41") aircraft, along with a 6.2% increase in the average aircraft stage length and a 8.6% increase in aircraft utilization, resulting in the 31.1% increase in ASMs to 1.1 billion in the third quarter of 2002 from 844 million in the third quarter of 2001. The Company was operating 67 CRJs, 33 328JETs and 30 J-41s as of September 30, 2002 as compared to 51 CRJs, 27 328JETs, 31 J-41s and seven J-32s as of September 30, 2001.

          Other revenue increased 217.0% to $2.8 million for the three months ended September 30, 2002 from $0.9 million for the three months ended September 30, 2001. This increase is primarily the result of additional charter revenue due to the launch of the Company's Private Shuttle operation in February of 2002.

     Operating Expenses

            A summary of operating expenses, excluding the aircraft early retirement charge, as a percentage of operating revenues and in terms of cost per ASM for the three months ended September 30, 2001, and 2002 is as follows:

                                       Three Months ended September 30,
                                           2001                2002
                                    Percent            Percent
                                      of       Cost       of       Cost
                                   Operating  Per ASM Operating   Per ASM
                                    Revenue   (cents)  Revenue    (cents)
Salaries and related costs            27.3%      4.8     26.4%       4.6
Aircraft fuel                         15.9%      2.8     16.0%       2.8
Aircraft maintenance and materials     8.4%      1.4     10.1%       1.8
Aircraft rentals                      16.1%      2.8     14.5%       2.6
Traffic commissions and related fees   2.8%      0.5      2.8%       0.5
Facility rents and landing fees        5.7%      1.0      5.7%       1.0
Depreciation and amortization          2.7%      0.5      2.8%       0.5
Other                                 10.3%      1.8     11.1%       2.0

Total                                 89.2%     15.6     89.4%      15.8



             Total operating expenses, excluding the aircraft early retirement charge, increased 32.4% to $174.4 million for the quarter ended September 30, 2002 compared to $131.8 million for the quarter ended September 30, 2001 primarily due to the 20.0% increase in revenue departures. As explained above, ASMs increased 31.1% to 1.1 billion in the third quarter of 2002 from 844 million in the third quarter of 2001. As a result, cost per ASM (excluding the aircraft early retirement charge) increased 1.3% on a year-over-year basis to 15.8 cents during the third quarter of 2002. Costs per ASM changes that are not primarily attributable to the changes in capacity are as follows:

           The cost per ASM of aircraft fuel was 2.8 cents in the third quarter of 2002 and the third quarter of 2001. The higher fuel consumption per hour of regional jet aircraft versus turboprop aircraft resulted in an 8.3% increase in the system average burn rate (gallons used per block hour flown). In addition, the average cost per gallon of fuel increased 1.4% from $1.01 in the third quarter of 2001 to $1.03 in the third quarter of 2002. These increases were offset by the larger seat capacity of regional jet aircraft.

          The cost per ASM of maintenance increased 28.6% due primarily to increased maintenance costs on the Company's fleet of 328JETs, increased scheduling of routine airframe maintenance during the period, the continuing expiration of manufacturer's warranty on the Company's CRJ fleet, and increased cost accruals for amounts which may be claimed by a vendor under a power-by-the-hour agreement for certain engine repair work. (See "Outlook and Business Risks", below.)

          Although the cost per ASM of facility rents and landing fees remained at 1.0 cent for the third quarter of 2002, in absolute dollars, facility rents and landing fees increased 33.0% from $8.4 million in the third quarter of 2001 to $11.2 million in the third quarter of 2002. This increase is a result of a 20.0% increase in the number of revenue departures, the heavier landing weight of the regional jets, and higher rents and landing fees imposed by airports to recover costs in the aftermath of the events of September 11.

          The cost per ASM of other operating expenses increased 11.1% to
2.0 cents in the third quarter of 2002 from 1.8 cents in the third quarter of 2001. In absolute dollars, other operating expenses increased 42.8% from $15.2 million in the third quarter of 2001 to $21.7 million in the third quarter of 2002. The increased costs result primarily from additional property taxes, higher aircraft insurance costs associated with the events of September 11, increased legal costs related to the Fairchild bankruptcy and other events, and increased training costs.

          During the third quarter of 2002, the Company recorded a $7.6 million (pre-tax) charge for early retirement of J-41 aircraft. See note 7 of Notes to Condensed Consolidated Financial Statements.

          The Company's effective tax rate was 36.8% in the third quarter of 2002 compared to 40.5% in the third quarter of 2001. In the third quarter of 2002, the Company adjusted its 2002 tax rate to an annualized rate of 40% to reflect lower estimates for current year state income tax expense brought about by schedule changes, and, in addition, recorded a credit related to the settlement of an audit of prior year's state income tax returns in the amount of $166,000. Excluding this item, the adjusted effective tax rate for the third quarter of 2002 was approximately 38%.


Nine Months Operating Statistics
 (excluding aircraft early retirement charge)

                                                                Increase
Nine months ended September 30,            2001        2002    (Decrease)
Revenue passengers carried               3,548,473   5,157,965    45.4%
Revenue passenger miles ("RPMs") (000's) 1,319,413   2,074,263    57.2%
Available seat miles ("ASMs") (000's)    2,294,521   3,229,145    40.7%
Passenger load factor                        57.5%       64.2%  6.7 pts
Revenue per ASM (cents)                       18.5        17.0   (8.1)%
Cost per ASM (cents)1                         16.3        15.1   (7.4)%
Average passenger segment (miles)              372         402     8.1%
Revenue departures (completed)             171,643     208,119    21.3%
Revenue block hours                        239,091     303,178    26.8%
Aircraft utilization (block hours)             7.9         8.9    12.7%
Average cost per gallon of fuel (cents)      104.8        93.9  (10.4)%
Aircraft in service (end of period)            116         130    12.1%
Revenue per departure                       $2,471      $2,636     6.7%

1"Cost per ASM (cents)" excludes the aircraft early retirement charge.


Comparison of nine months ended September 30, 2002, to nine months ended September 30, 2001.

Results of Operations

     General

           Net income for the nine months ended September 30, 2002 was $40.3 million, or $.87 per share on a diluted basis compared to $35.3 million or $.78 per share on a diluted basis for the same period last year. Excluding aircraft early retirement charges and government compensation associated with the Airline Stabilization Act, net income for the nine months ended September 30, 2002 was $41.4 million or $.90 per share compared to $32.6 million or $.72 per share for the nine months ended September 30, 2001. The principal reason for the increase in net income was the 21.3% increase in revenue departures. Total operating revenues increased 30.2% to $556.2 million for the nine months ended
September 30, 2002 from $427.3 million for the nine months ended September 30, 2001.

     Operating Revenues

          Passenger revenues increased 29.5% to $548.5 million for the nine months ended September 30, 2002 from $423.6 million for the nine months ended September 30, 2001. The increase was primarily due to a 21.3% increase in revenue departures, and a 6.7% increase in revenue per departure to $2,636 in the first nine months of 2002 from $2,471 in the first nine months of 2001.

          The increase in capacity as measured in ASMs is the result of several factors. These include: fleet additions of 16 50-seat CRJs, and six 32-seat 328JET aircraft, partially offset by the removal from service of seven 19-seat J-32 Turboprop aircraft and one 29-seat J-41 Turboprop aircraft; an 11.6% increase in the average aircraft stage length; and a 12.7% increase in aircraft utilization. Combined, these factors resulted in the 40.7% increase in ASMs to 3.2 billion in the first nine months of 2002 from 2.3 billion in the first nine months of 2001.

          Other revenue increased 108.0% to $7.7 million for the nine months ended September 30, 2002 from $3.7 million for the nine months ended September 30, 2001. This increase is primarily the result of additional charter revenue due to the launch of the Company's Private Shuttle operation in February of 2002.

     Operating Expenses

           A summary of operating expenses, excluding the aircraft early retirement charge, as a percentage of operating revenues and in terms of cost per ASM for the nine months ended September 30, 2001 and 2002 is as follows:

                                       Nine Months ended September 30,
                                           2001               2002
                                    Percent             Percent
                                       of      Cost       of      Cost
                                   Operating  Per ASM  Operating Per ASM
                                    Revenue   (cents)   Revenue  (cents)
Salaries and related costs            27.4%     5.1       26.3%      4.5
Aircraft fuel                         15.5%     2.9       14.9%      2.6
Aircraft maintenance and materials     8.4%     1.5        9.6%      1.7
Aircraft rentals                      15.4%     2.9       14.8%      2.5
Traffic commissions and related fees   2.8%     0.5        2.8%      0.5
Facility rents and landing fees        5.4%     1.0        5.9%      1.0
Depreciation and amortization          2.6%     0.5        2.7%      0.5
Other                                 10.3%     1.9       10.7%      1.8
Total                                 87.8%    16.3       87.7%     15.1


          Total operating expenses, excluding the aircraft early retirement charge, increased 30.1% to $488.0 million for the nine months ended September 30, 2002 compared to $375.1 million for the nine months ended September 30, 2001 primarily due to the 21.3% increase in revenue departures. As explained above, ASMs increased 40.7% to 3.2 billion in the nine months ending September 30, 2002 from 2.3 billion in the nine months ending September 30, 2001. As a result, cost per ASM (excluding the aircraft early retirement charge) decreased 7.4% on a year-over-year basis to 15.1 cents during the nine months ended September 30, 2002. Cost per ASM changes that are not primarily attributable to the changes in capacity are as follows:

          Salaries and related costs per ASM decreased 11.8% to 4.5 cents in the first nine months of 2002 compared to 5.1 cents for the first nine months of 2001. The Company suspended its cash employee bonus plans during the first quarter of 2002 due to the events of September 11. The Company reinstated its cash bonus plans effective April 1, 2002. For the nine months ended September 30, 2002 and September 30, 2001, the Company incurred $6.0 million and $4.7 million, respectively, in expenses related to its bonus plans.

          The cost per ASM of aircraft fuel decreased to 2.6 cents in the first nine months of 2002 compared to 2.9 cents in the first nine months of 2001. The higher fuel consumption per hour of regional jet aircraft versus turboprop aircraft resulted in a 10.3% increase in the system average burn rate (gallons used per block hour flown), which was more than offset by the effects of a 10.5% decrease in the average cost per gallon of fuel from $1.05 in the first nine months of 2001 to $.94 in the first nine months of 2002, and the larger seat capacity of regional jet aircraft verses turboprop aircraft.

          The cost per ASM of maintenance increased 13.3% due primarily to increased maintenance costs on the Company's fleet of 328JETs, the continuing expiration of manufacturer's warranty on the Company's CRJ fleet, and increased cost accruals for amounts which may be claimed by a vendor under a power-by-the-hour agreement for certain engine repair work. (See "Outlook and Business Risks", below.)

          Although the cost per ASM of facility rents and landing fees remained 1.0 cent for the first nine months of 2002, in absolute dollars, facility rents and landing fees increased 40.4% from $23.3 million in the first nine months of 2001 to $32.7 million in the first nine months of
2002. This increase is a result of a 21.3% increase in the number of revenue departures, the heavier landing weight of the regional jets, and higher rents and landing fees imposed by airports to recover costs in the aftermath of the events of September 11.

          The cost per ASM of other operating expenses decreased to 1.8 cents in the first nine months of 2002 from 1.9 cents in the first nine months of 2001. In absolute dollars, other operating expenses increased 35.6% from $43.8 million in the first nine months of 2001 to $59.4 million in the first nine months of 2002. The increased costs result primarily from additional property taxes, higher aircraft insurance costs associated with the events of September 11, increased legal costs related to the Fairchild bankruptcy and other events, and increased training costs.

     Other Income (expense)

          In the first nine months of 2002, the Company recorded the following items in other income: $0.9 million in government compensation under the Air Transportation Safety and System Stabilization Act; $1.1 million to write-off capitalized interest costs related to 328JET aircraft that were to be delivered; and $0.6 million to write-off a deferred credit from a settlement payment made by Fairchild Dornier related to a turboprop retirement.

           The Company's effective tax rate for federal and state income taxes was 39.8% for the nine months ended September 30, 2002, and 40.4% for the nine months ended September 30, 2001. In the third quarter of 2002, the Company adjusted its 2002 tax rate to an annualized rate of 40% to reflect changes in lower state income tax expense brought about by schedule changes, and, in addition, recorded a credit related to the settlement of an audit of prior year's state income tax returns in the amount of $166,000.

Outlook and Business Risks

          This outlook section contains forward-looking statements which are subject to the risks and uncertainties set forth above under Forward-Looking Statements.

          The U.S. airline industry continues to experience depressed demand and shifts in passenger demand, increased insurance costs, constantly changing and increased government regulations and tightened credit markets, evidenced by higher credit spreads and reduced capacity. These factors are directly affecting the operations and financial condition of participants in the industry including the Company, its code share partners, and aircraft manufacturers. Although the steps taken by the major U.S. carriers to return to profitability have generally increased the importance of regional jets to the industry, the ongoing losses incurred by the industry continue to raise substantial risks and uncertainties. As discussed below, these risks may impact the Company, its code share partners, and aircraft manufacturers in ways that the Company is not currently able to predict.

          Under the Company's United Express Agreement, United pays the Company an agreed amount per departure. Under the Company's Delta Connection Agreement, Delta pays the Company an agreed amount per block hour flown. Under both agreements, payments to the Company are based on the Company's costs, without regard to actual on-board passenger revenue. The Company receives additional incentive payments based on operational performance. Both agreements also provide that the rates will be adjusted annually to reflect changes in costs. During any period when the Company and a code-share partner have not agreed to rates for the year, the Company records revenue applying rate assumptions that management believes to be conservative.

          In the first quarter of 2002, the Company and United established rates to be in effect for the Company's United Express flights throughout 2002 and the Company has used those agreed upon rates to record revenue for 2002. Revenues for United Express markets not previously operated by the Company and for existing markets where the Company assumed station handling responsibilities for United were based on estimates using a model developed by United. During the third quarter, final rate calculations for these markets were agreed upon following an adjustment to the model identified by United to more accurately reflect actual operating costs. The resulting change in estimate caused a reduction of $0.9 million in revenue recorded during the first half of 2002. During the second quarter of 2002, the Company and Delta agreed to rates to be effective for all of 2002. After recording estimated revenues in the first quarter 2002 prior to the establishment of final rates with Delta, the Company recorded additional revenue of $3.4 million in the second quarter as a result of changes to initial estimates.

          The Company continues to work closely with its two major partners, United Airlines and Delta Air Lines, to provide value and cost efficiencies in the current difficult airline environment. For United, the Company continues to add CRJs into Chicago's O'Hare airport allowing United to offer all jet United Express service from Chicago O'Hare as of August 2002. FAA slot restrictions at Chicago's O'Hare airport were eliminated effective July 2002, which removed a barrier to the Company's providing additional service there. At Delta's request, the Company moved its 328JET flights operating from New York's LaGuardia airport to Cincinnati, Ohio effective November 1, 2002. These network changes will allow Delta to more closely match aircraft capacity with route demand. The block times for flights out of Cincinnati will on average be shorter than those previously flown out of New York's LaGuardia airport. The rate per block hour flown charged to Delta will not be adjusted at this time. The Company anticipates that its operating costs at Cincinnati will be lower than the costs in New York.

          The amounts the Company received as compensation for its flights from both United and Delta are, by contract, based on rates reset each year effective January 1. These rates are based on the Company's estimate of its costs for the coming year, plus a margin that is defined by the Company's contracts with United and Delta. The Company has implemented a number of cost reduction initiatives over the past year. Likewise, United and Delta are attempting to reduce their operating costs in response to market conditions and, in United's case, as an effort to avoid a bankruptcy reorganization. Both partners have asked the Company to explore ways to reduce further costs of their respective programs, and management anticipates that the rate setting process for 2003 will require the Company to ensure that it is performing its services at the optimum value and cost to its partners.

          During the third quarter 2002 United announced that it would likely file for reorganization under Chapter 11 of the United States Bankruptcy Code during the fourth quarter unless it is able to secure adequate concessions from interested parties as well as an adequate loan guarantee from the Air Transportation Stabilization Board ("ATSB").
Subsequently  United  has  made  a  series  of  announcements   regarding
agreements with certain of its existing lenders to defer certain payments, negotiations with its labor unions and the status of its federal loan guarantee application, and continues to announce that a bankruptcy filing is a possibility but not a certainty. Should United file for Chapter 11, it will have the opportunity to elect either to affirm all of the terms of the Company's United Express Agreement, or to reject the agreement in its entirety. United would not have the right to reject portions of the agreement or to unilaterally amend its terms, although it may seek to negotiate changes prior to making a decision on whether to affirm or reject the contract. A bankruptcy filing would also necessitate an interim agreement regarding the status of services and payments under the United Express Agreement at the time of a filing and through the bankruptcy period. Although a bankruptcy filing could lead to unforeseen expenses, risks and uncertainties, management believes that the Company's services and facilities contribute essential elements to United's operations.

          In July 2002, Fairchild, the manufacturer of the 32-seat 328JET, opened formal insolvency proceedings in Germany. Fairchild had been operating under the guidance of a court appointed interim trustee since April 2002. Fairchild has notified the Company that it has rejected the Company's purchase agreement covering the remaining 30 328JETs the Company had on firm order for its United Express operation, two 328JETs on firm order for the Company's Private Shuttle operation, and options to acquire 81 additional aircraft. At the time of the opening of formal insolvency proceedings, Fairchild had significant current and future obligations to the Company in connection with the order of 328JET aircraft. These include obligations: to deliver 30 328JETs the Company had on firm order for its United Express operation, two 328JETs on firm order for the Private Shuttle operation, and 81 additional option 328JETs with certain financing support; to pay the Company the difference between the sublease payments, if any, received from remarketing 26 J-41 Turboprop aircraft leased by the Company and the lease payment obligations of the Company on those aircraft; to purchase five J-41 aircraft owned by the Company at their net book value at the time of retirement; to assume certain crew training costs; and to provide spares, warranty, engineering, and related support. In August 2002, the Company filed its claim in the Fairchild insolvency proceeding. The Fairchild insolvency trustee has recently indicated that he does not believe that funds will be available for claims by unsecured creditors unless the Fairchild business is sold.

          The Company believes it has a security interest in Fairchild's equity interest in 32 delivered 328JETs, under which its right to proceed against this collateral will apply upon termination of the applicable lease unless other arrangements are made with the other interested parties. The Company's balance sheet as of September 30, 2002 includes a receivable for $1.2 million with respect to deposits placed with Fairchild for undelivered aircraft. The Company holds a bond from an independent insurance company that was delivered to secure this deposit, and has made a demand for payment under this bond. Fairchild's insolvency trustee has made a claim for the collateral posted with the insurance company, and the insurance company has withheld payment of the bond. The matter is presently with the U.S. bankruptcy court for the Western District of Texas. The Company's balance sheet as of September 30, 2002 also includes approximately $1.0 million due from Fairchild, resulting from payments made or owed by the Company to third parties for certain training and other matters that were to be paid by Fairchild. The Company believes it has the right to offset this and other obligations from Fairchild against amounts the Company owes Fairchild, to the extent permitted by law. Fairchild disputes this right, and
Fairchild's wholly owned U.S. subsidiary, Dornier Aviation of North America ("DANA"), has filed suit against the Company claiming amounts allegedly due for certain spare parts, late payment charges, and consignment inventory carrying charges. The Company may be required to take a charge for all or a portion of these third party expenses, or the amount of the deposits secured by the bond, to the extent that it does not prevail in its claims.

          The Company's costs to operate its current fleet of 33 328JETs increased in the second and third quarters, and may continue to increase in the near future, due to costs incurred for maintenance repairs that otherwise would have been covered by manufacturer's warranty and the costs and availability of spare parts. Additionally, as a result of Fairchild's rejection of the purchase contract, the Company does not expect Fairchild to satisfy its obligation to pay the difference in the sublease payments, if any, received from remarketing the 26 J-41 aircraft leased by the Company on those aircraft and the amount due under the Company's aircraft leases.

          On June 4, 2002, the Company and United agreed to an amendment to the Company's United Express Agreement authorizing the Company to operate an additional 25 CRJs in lieu of 32 328JETs that were to have been delivered by Fairchild, with the additional aircraft to be placed in service no later than April 30, 2004. The Company entered into agreements with Bombardier for the purchase of 25 additional 50-seat CRJs to replace the two delivered and 30 undelivered 32-seat 328JETs for its United Express operation. The Company now has firm orders for 52 additional CRJs as of November 1, 2002, and continues to hold options for an additional 80 CRJs. Since resumption of deliveries after the settlement of a labor action, Bombardier has generally been one month behind the original delivery schedule for deliveries scheduled for the second half of 2002. Bombardier has advised that deliveries scheduled for the first four months of 2003 will be made during the original contract months, but has not confirmed the delivery schedule for subsequent months. As of November 1, 2002, the Company is scheduled to take delivery of 5 CRJs in the last two months of 2002, 35 CRJs in 2003 and 12 CRJs in 2004.

          The Company has generally financed its new aircraft deliveries through leverage lease structures involving investments by institutional or industrial investors who provide debt and equity capital to finance the Company's aircraft. This type of financing has been more difficult to obtain since September 11, both in terms of cost and sources of funds. Although the Company has substantially finalized funding arrangements for aircraft deliveries through the end of the first quarter of 2003, the availability of funding, particularly equity funding, which provides approximately 20% of the aircraft acquisition cost, remains uncertain. The Company may be forced to utilize its own funds for equity investments or to seek alternative sources of funding a portion of its aircraft deliveries.

          In June 2002 the Company reconfirmed its commitment to United to remove its remaining J-41 turboprop aircraft from service no later than April 30, 2004. The Company has long-term lease commitments for 25 of these J-41 aircraft and owns 5 J-41 aircraft. The Company has already expensed $23.0 million (pre-tax) in 2001 and $2.8 million (pre-tax) for the first nine months of 2002 for retirement of these aircraft. The Company presently anticipates recording an additional charge of approximately $16.0 million (pre-tax) during the fourth quarter of 2002, relating to J-41 aircraft which are expected to be retired by the fourth quarter of 2003. The Company estimates that it will expense approximately $24.0 million (pre-tax) to retire the remaining J-41s as they are retired during 2004. The Company plans to actively remarket the J-41s through leasing, subleasing or outright sale of the aircraft. Outright sale of a leased aircraft may require the Company to make payments to the lessor to cover shortfalls between sale prices and lease stipulated loss values.

          Fairchild had the obligation to purchase five J-41 aircraft owned by the Company at their net book value at the time of their retirement. As a result of Fairchild's rejection of the purchase contract, the Company does not expect Fairchild to satisfy this obligation. The Company is required to evaluate the book value of its long-lived assets as compared to estimated fair market value. The Company now estimates that the fair market value of four of the five owned J-41 aircraft will be, in the aggregate, $2.4 million below book value when the aircraft are retired from the fleet. As a result, the Company is recognizing $2.4 million in additional depreciation charges related to such aircraft over their remaining estimated service lives. In the third quarter of 2002, the Company recognized $0.5 million in additional depreciation expense. See note 3 of Notes to Condensed Consolidated Financial Statements.

          In 2000, the Company executed a seven-year engine services agreement with GE Engine Services, Inc. ("GE") covering the scheduled and unscheduled repair of ACA's CRJ jet engines, operated on the 43 CRJs already delivered or on order at that time for the United Express operation. This agreement was amended in July 2000 to cover 23 additional CRJ aircraft, bringing the total number of CRJ aircraft covered under the agreement to 66. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown on a monthly basis to GE and GE assumes the responsibility to repair the engines when required at no additional expense to the Company, subject to certain exclusions. The Company's future maintenance expense on CRJ engines covered under the agreement will escalate based on contractual rate increases, intended to match the timing of actual maintenance events that are due pursuant to the terms. The Company expenses aircraft maintenance based upon the amount paid to GE under the agreement, as engine hours are flown. To date, the time between scheduled repair work has been longer and therefore the costs of maintaining these engines has been lower than anticipated at the time the original contract and rates were agreed. The Company has been in negotiations with GE to reduce the base rate in the agreement to reflect the actual operating performance of the engines, to add the remaining ordered aircraft to the agreement, and to extend the term. The Company has disputed the appropriateness of certain contract rate adjustments and in the fourth quarter of 2001 sought other rate concessions from GE in the context of negotiating with GE for an adjustment in rates and for an extension of the contract to cover a longer term and to cover the remaining CRJ aircraft on order. Consistent with its understanding at the time, the Company reduced the amounts it paid GE under the agreement and correspondingly reduced the amounts it expensed for engine maintenance. The Company continues to negotiate with GE and other vendors in order to reach an acceptable maintenance agreement. Accordingly, the Company currently is not adding engines beyond the 66 covered aircraft and anticipates that the adjustments described above will continue to be disputed. The Company recorded $4.8 million to maintenance expense in the second quarter 2002 and $1.3 million in the third quarter of 2002, which represents amounts that GE may seek to collect under the agreement. In addition, the Company believes that, if it so elects, it has the right to remove any or all engines from this agreement at any time. GE does not agree with the Company's interpretation of the agreement, and if the Company is not able to reach acceptable terms for amending its agreement with GE, then the Company intends to file for arbitration under the terms of the contract to resolve the question of whether the Company may remove all engines from the contract.

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

Liquidity and Capital Resources

          As of September 30, 2002, the Company had cash, cash equivalents and short-term investments of $198.6 million and working capital of $179.4 million compared to $181.0 million and $138.7 million respectively as of December 31, 2001. During the first nine months of 2002, cash and cash equivalents decreased by $161.5 million, reflecting net cash provided by operating activities of $53.9 million, net cash used in investing activities of $217.9 million and net cash provided by financing activities of $2.5 million. The net cash provided by operating activities is primarily the result of net income for the period of $40.3 million, non-cash depreciation and amortization expenses of $15.6 million, and a $29.0 million increase in accrued liabilities, offset by a $35.1 million increase in prepaid expenses. The increase in accrued liabilities is the result of increases in various accruals, including a $6.1 million expense recorded in the second and third quarters of 2002 to fully accrue for disputed amounts which may be claimed to be due by a vendor under a power-by-the-hour agreement for certain engine repair work, an increase in accruals for aircraft early retirement charges of $2.8 million, a $5.4 million increase in accruals for fuel costs and a $10.2 million increase in accrued payroll costs. The increase in prepaid expenses is primarily the result of the Company making its semi-annual aircraft rent payments in January and July 2002. The net cash used in investing activities consisted primarily of purchases of property and equipment, net purchases of short-term investments and payments for aircraft deposits. Financing activities consisted primarily of payments on long-term debt and capital lease obligations offset by the proceeds from the exercise of stock options.

     Other Financing

          On September 28, 2001, the Company entered into an asset-based lending agreement with a financial institution that provided the Company with a line of credit for up to $25.0 million. The line of credit, which will expire on October 15, 2003, carries an interest rate of LIBOR plus .875% to 1.375% depending on the Company's fixed charges coverage ratio. The Company has pledged $15.7 million of this line of credit as collateral for letters of credit issued on behalf of the Company by a financial institution. The available borrowing under the line of credit is limited to the value of the bond letter of credit on the Company's Dulles, Virginia hangar facility plus the value of 60% of the book value of certain rotable spare parts. As of September 30, 2002 the value of the collateral supporting the line was sufficient for the amount of available credit under the line to be $25.0 million. There have been no borrowings on the line of credit. The amount available for borrowing at September 20, 2002 was $9.3 million, after deducting $15.7 million which has been pledged as collateral for letters of credit.

     Other Commitments

          The Company's Board of Directors has approved the repurchase of up to $40.0 million of the Company's outstanding common stock in open market or private transactions. As of November 1, 2002 the Company has repurchased 2,171,837 shares of its common stock and has approximately $21.0 million remaining of the $40.0 million authorized for repurchase.

          The Company's contract with Aircraft Mechanics Fraternal Association ("AMFA"), which was ratified in June 1998, became amendable in June 2002, and its contract with the Association of Flight Attendants ("AFA"), which was ratified in October 1998, became amendable in October 2002. The Company has entered into initial discussions with AMFA and with AFA regarding a new agreement. These negotiations are in the preliminary stages and management does not anticipate that either contract will be resolved during 2002 or that there will be a material effect on the Company's operations for the foreseeable future. Labor relations are generally regulated by the Railway Labor Act ("RLA"). Under the RLA, collective bargaining agreements do not expire but, rather, become amendable. The wage rates, benefits and work rules contained in a contract that has become amendable remain in place and represent the status quo until a successor agreement is in place. The parties may not resort to self-help, such as strikes or lockouts, until the RLA processes for collective bargaining have been exhausted. It is impossible to predict how long the RLA processes will take, but if an early agreement cannot be reached it is not unusual for these processes to last 18 months or more.

              The Company believes that certain of the Company's unrepresented labor groups are being solicited by unions seeking to represent them. However, the Company has not received any official notice of organizing activity and there have been no representation applications filed with the National Mediation Board by any of these groups. The Company believes that the wage rates and benefits for non-union employee groups are comparable to similar groups at other regional airlines.

     Aircraft

          As of November 1, 2002, the Company was operating a fleet of 132 aircraft comprised of 69 50-seat CRJs, 33 32-seat 328JETs and 30 J-41s, and had firm orders for 52 CRJs, and options for 80 additional CRJs. The Company is obligated to purchase and finance (including the possible use of leveraged leases) the 52 firm ordered aircraft at an approximate capital cost of $1 billion. The Company anticipates leasing all of its remaining year 2002 CRJ aircraft deliveries on terms similar to previously delivered CRJ aircraft. One CRJ was damaged in October 2002 as a result of being struck by a shuttle bus not being operated by the Company. It is anticipated that this aircraft will be out of operation through the first quarter of 2003. The Company expects the repair costs to be covered by insurance proceeds. The Company does not currently anticipate the loss of use of this aircraft to have a material affect on its results of operations during this time.

     Capital Equipment and Debt Service

          Capital expenditures for the first nine months of 2002 were $28.0 million, compared to $27.9 million for the same period in 2001. Capital expenditures for 2002 consisted primarily of the purchase of $20.1 million in rotable spare parts for the regional jet aircraft, $2.5 million in computers and telecom equipment and $1.6 million for improvements to aircraft. Other capital expenditures included facility leasehold improvements, ground equipment, and office equipment.

          For the remainder of 2002, the Company anticipates spending approximately $10.0 million for rotable spare parts related to the regional jets, ground service equipment, facilities, computers and software.

          Debt service including capital leases for the nine months ended September 30, 2002 was $4.3 million compared to $4.5 million in the same period of 2001.

          The   Company  believes  that,  subject  to  the  contingencies
addressed above, and in the absence of other unusual circumstances affecting the commercial airline industry, its cash and short term investments together with cash flow from operations and other available financing, will be sufficient to meet its working capital needs, capital expenditures, and debt service requirements for at least the next twelve months.

     Recent Accounting Pronouncements

          On July 5, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations", and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. Statement No. 142 includes requirements to test goodwill and indefinite life intangible assets for impairment rather than amortize them. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement No. 142 beginning January 1, 2002. The effect of adopting these statements has not had a material impact on the Company's financial position or results of operations for the first nine months of 2002. In the nine months ended September 30, 2001, the Company amortized approximately $132,000 in goodwill and certain other intangible assets. The Company's goodwill and indefinite life intangible balance as of January 1, 2002 was $1.7 million, which is no longer subject to amortization. See note 7 of Notes to Condensed Consolidated Financial Statements.

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
Under Statement No. 144, the Company is required to evaluate the book value of its long-lived assets as compared to estimated fair market
value.   The Company now estimates that the fair market value of four  of the five owned J-41 aircraft will be in the aggregate $2.4 million below book value when the aircraft are retired from the fleet. As a result, the Company is recognizing $2.4 million in additional depreciation charges related to such aircraft over their remaining estimated service lives. In the third quarter of 2002, the Company recognized $0.5 million in additional depreciation expense. See note 7 of Notes to Condensed Consolidated Financial Statements.

          On July 30, 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. Statement No. 146 requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. The Company plans to adopt Statement No. 146 on January 1, 2003. The new rules will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. Existing accounting rules permit the accrual of such costs for firmly committed plans which will be executed within twelve months. Accordingly, to the extent that the Company's plans to early retire J-41 turboprop aircraft extend beyond the end of 2003, the adoption of Statement No. 146 will cause the Company to record costs associated with such individual early retired aircraft in the month they are retired, as opposed to the current accounting treatment of taking a charge for these aircraft in the period in which the retirement plan is initiated. The Company anticipates recording approximately $14.0 million (after tax) in expense during 2004 as the remaining leased British Aerospace J-41 turboprop aircraft are removed from service. These costs would have been recognized as an aircraft early retirement charge in the first quarter of 2003 prior to the adoption of Statement No. 146. See note 7 of Notes to Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          The Company's principal market risk arises from changes in interest rates. The Company's exposure to market risk associated with changes in interest rates relates to the Company's commitment to acquire regional jets. From time to time the Company has entered into put and call contracts designed to limit the Company's exposure to interest rate changes until permanent financing is secured upon delivery of the regional jet aircraft. As of September 30, 2002, the Company had no open hedge transactions.

Item 4.  Controls and Procedures

          Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon the foregoing evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC reports. In addition, the Company reviewed its internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.




                 ATLANTIC COAST AIRLINES HOLDINGS, INC.
                 FISCAL QUARTER ENDED SEPTEMBER 30, 2002


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings.

           The Company is a party to routine litigation and FAA civil action proceedings incidental to its business, none of which the Company believes are likely to have a material effect on the Company's financial position. The Company is also subject to DOT and U.S. Customs Service administrative proceedings relating to its post-September 11 operations, the maximum fines for which could be substantial. Based on information available to the Company at this time, the Company believes that the ultimate fines or penalties assessed against the Company as a result of these proceedings will be significantly reduced and are not likely to have a material effect on the Company's operations or financial position.


     ITEM 2.  Changes in Securities.

          None to report.


     ITEM 3.  Defaults Upon Senior Securities.

          Not applicable.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

          None to report





     ITEM 5.  Other Information.

          Not applicable.



ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits


Exhibit
Number                Description of Exhibit

10.12(e) (note 1 & 19)
                 Form of
                 Letter Agreement entered into with senior executive officers regarding restoration of reduction in base salary. (This document is a management contract or compensatory plan or arrangement.)

10.41A(1)        Contract Change Orders No. 1, 2, 3, 4, 5 and 6 dated
                 September 24, 1999, August 2, 2000, December 6, 2000,
                 November 7, 2001, December 20, 2001 and July 19, 2002, respectively, amending the Purchase Agreement between Bombardier Inc. and Atlantic Coast Airlines relating to the purchase of Canadair Regional Jet Aircraft dated
                 July 29, 1999. (Confidential treatment has been requested for portions of this document)

          (b)  Reports on Form 8-K

               Form  8-K  filed on August 13, 2002 to announce  that  the
               Company   submitted   to  the  Securities   and   Exchange
               Commission  certifications  of  its  principal   executive
               officer and principal financial officer under the Sarbanes-Oxley Act of 2002.

               Form 8-K filed on November 12, 2002 to announce that an officer of the Company would make a presentation to investors .








                               SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ATLANTIC COAST AIRLINES HOLDINGS, INC.



November 14, 2002                  By:  /S/ Richard J. Surratt
                                   Richard J. Surratt
                                   Executive Vice President, Treasurer,
                                   and Chief Financial Officer


                             CERTIFICATIONS
I, Kerry B. Skeen, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Atlantic Coast Airlines Holdings, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002
                        ___/s/ Kerry B. Skeen___
                             Kerry B. Skeen
                  Chairman and Chief Executive Officer

I, Richard J. Surratt, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Atlantic Coast Airlines Holdings, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002
                        _/s/ Richard J. Surratt__
                           Richard J. Surratt
    Executive Vice President, Treasurer, and Chief Financial Officer