Form 10-K
period 2002-12-31
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 2003-03-31
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                              FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Registrant's telephone number, including area code:(703)650-6000

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
        Common Stock par value $ .02
              (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes   X        No__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                    Yes   X        No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   ____

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2002 was approximately $962 million.

As of March 3, 2003 there were 50,305,878 shares of common stock of the registrant issued and 45,234,908 shares of common stock were outstanding.

                 Documents Incorporated by Reference

Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-K.

Documents Incorporated by Reference                    Part of Form
10-K
Proxy Statement for 2003 Annual Meeting of Shareholders
Part III, Items 10-13
                     (to be filed subsequently)








                          Table of Contents

Forward Looking Statement Disclosure

PART  I

Item 1.    Business
              General
              Marketing Agreement
              Charter Operations
              Markets
              Fleet Description
              Employees
              Industry Regulation and Airport Access
              Risk Factors Relating to the Company
              Risk Factors Relating to the Airline Industry

Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

PART  II

Item  5.  Market  for  Registrant's  Common  Equity  and  Related
          Stockholder Matters
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
              General
              Results of Operations
              Recent Developments and Outlook
              Liquidity and Capital Resources
              Critical Accounting Policies and Estimates
              Recent Accounting Pronouncements
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8.  Consolidated Financial Statements
              Independent Auditors' Report
              Consolidated Balance Sheets
              Consolidated Statements of Operations
              Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements
Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosures

PART  III

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security  Ownership  of Certain Beneficial Owners and
         Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures


PART  IV

Item 15. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K
              Signatures
              Certifications



 Forward Looking Statements

          This Annual Report on Form 10-K contains forward-looking statements. Statements in the Business and Management's Discussion and Analysis of Operations and Financial Condition sections of this filing, together with other statements beginning with such words as "believes", "intends", "plans", and "expects" include forward-looking statements that are based on management's expectations given facts as currently known by management on the date this Form 10-K was first filed with the SEC. Actual results may differ materially. Factors that could cause the Company's future results to differ materially from the expectations described here include: United's ability to successfully reorganize in bankruptcy; the ability to replace United with other carriers in the event United liquidates or for the Company to implement other contingency plans; the ability and timing of agreeing upon 2003 rates with United; the Company's ability to collect pre-petition obligations from United or to offset pre-petition obligations due to United; United's decision to either affirm all of the terms of the Company's existing UA Agreement or to reject the agreement in its entirety; the timing of such decision; efforts by United to negotiate changes as a condition to affirming the Company's existing UA Agreement; unexpected costs arising from the insolvency of United; the effects of the United bankruptcy and of the economic conditions in the air travel industry on the Company's ability to obtain aircraft financing; Delta's ability to successfully avoid bankruptcy; the ability of United and Delta to manage their operations and cash flow, continue to deploy the Company's aircraft, and to utilize and pay for scheduled service at rates established under existing contracts with the Company; changes in levels of service agreed to by the Company with United and Delta; extent to which the Company accepts regional jet deliveries under its agreement with Bombardier, and ability to delay deliveries or to settle arrangements with Bombardier regarding undelivered aircraft; satisfactory resolution of union contracts with the Company's aviation maintenance technicians/ground service equipment mechanics and flight attendants; potential service disruptions due to labor actions by employees of the Company, Delta Air Lines or United Airlines; ability to successfully retire turboprop aircraft and to remarket them at anticipated rates; availability and cost of product support for the Company's 328JET aircraft; ability of the Company to recover or realize its claims against Fairchild Dornier in its insolvency proceedings or to offset certain of its obligations to Fairchild against these claims, and unexpected costs arising from the insolvency of Fairchild Dornier; the costs and other effects of enhanced security measures and other possible government orders; changes in and satisfaction of regulatory requirements including requirements relating to maintenance and fleet expansion; willingness of the U.S. government to continue to provide war risk insurance at favorable rates, or increased cost and reduced availability of insurance; the effects of high fuel prices on the Company and on its major airline partners; adverse weather conditions; additional acts of war or terrorism; any actions that may be taken by the Company's suppliers and competitors, and the effects on the economy in general and the air travel industry in particular of U.S. involvement in a war or in military or warlike operations. The statements in this Annual Report are made as of March 29, 2003 and the Company undertakes no obligation to update any of the forward-looking information included in this release, whether as a result of new information, future events, changes in expectations or otherwise.


                               PART I

Item 1.                                 Business


General

          Atlantic Coast Airlines Holdings, Inc. ("ACAI"), is a holding company with its primary subsidiary being Atlantic Coast Airlines ("ACA"), a regional airline serving 84 destinations in 30 states in the Eastern and Midwestern United States and Canada as of March 1, 2003 with 850 scheduled non-stop flights system-wide every weekday. ACA operates under its marketing agreements as both a United Express carrier with United Airlines, Inc. ("United") and as a Delta Connection carrier with Delta Air Lines, Inc. ("Delta"). ACA's United Express and Delta Connection operations are conducted throughout the Eastern and Midwestern United States as well as Canada. Unless the context indicates otherwise, the terms "the Company", "we", "us", or "our" refer herein to Atlantic Coast Airlines Holdings, Inc. As of March 15, 2003, the Company operated a fleet of 142 aircraft (112 regional jets and 30 turboprop aircraft) having an average age of approximately 3.6 years.

          The Company is subject to a number of risks and uncertainties as a result of conditions that are adversely affecting the domestic air travel industry and causing a number of corporate restructurings and bankruptcies. Among other factors affecting the Company, one of its code share partners, United, is currently in bankruptcy. Revenue from United represented approximately 82% of the Company's total revenue for the year ended December 31, 2002. These and other matters are discussed below under Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition. The discussion appearing in this Item 1, "Business", addresses the Company's current operations.

Marketing Agreements

          The Company derives substantially all of its revenues through its marketing agreements with United and Delta, operating under their United Express and Delta Connection brands, respectively.

     United Express

          The Company's United Express Agreements ("UA Agreements") define the Company's relationship with United. In November 2000, the Company and United amended and restated the UA Agreements, effectively changing from a revenue sharing arrangement to a fee-per-departure arrangement. Under the UA Agreements in effect prior to November 2000, the Company was responsible for scheduling, marketing and pricing its flights, in coordination with United's operations, and paid a portion of the revenue it received from passenger fares to United. Under the fee-per-departure structure in effect as of December 1, 2000, the Company operates a flight schedule designated by United, for which United pays the Company an agreed amount per departure regardless of the number of passengers carried, with the Company being able to receive additional incentive payments based on
operational  performance.   The Company thereby  assumes  the  risks
associated with operating the flight schedule and United assumes the risk of scheduling, marketing, and selling seats to the traveling
public.   The  restated UA Agreements are for a term of  ten  years.
The restated UA Agreements, as amended, give ACA the authority to operate up to 121 regional jets in the United Express operation if delivered by April 30, 2004. By operating under the UA Agreements, the Company is able to use United's "UA" flight designator code to identify the Company's flights and fares in the major airline global
distribution   systems,  including  United's  "Apollo"   reservation
system, and to use the United Express logo and exterior aircraft paint schemes and uniforms similar to those of United.

          Pursuant to the restated UA Agreements, United, at its own expense, provides a number of additional services to ACA. These include customer reservations, customer service, pricing, scheduling, revenue accounting, revenue management, frequent flyer administration, advertising, provision of ticket handling services at United's ticketing locations, and provision of airport signage and ground support services at most of the airports where both ACA and United operate flights. Under the restated agreement, the Company remains responsible for fees associated with the global distribution systems. The UA Agreements do not prohibit United from serving, or from entering into agreements with other airlines who would serve, routes served by the Company, but state that United may terminate the UA Agreements if ACAI or ACA enter into a similar arrangement with any other carrier other than Delta or a replacement for Delta without United's prior written approval. The UA Agreements limit the ability of ACAI and ACA to merge with another company or dispose of certain assets or aircraft without offering United a right of first refusal to acquire the Company or such assets or aircraft, and provide United the right to terminate the UA Agreements if ACAI or ACA merge with or are controlled or acquired by another carrier. The UA agreements provide United with the right to assume ACA's ownership or leasehold interest in certain aircraft in the event ACA breaches specified provisions of the UA agreements, or fails to meet specified performance standards. The UA Agreements call for the resetting of fee-per-departure rates annually based on the Company and United's planned level of operations for the upcoming year. The Company and United are in discussions regarding the fee-per-departure rates to be utilized during 2003. Until new rates are established for 2003, United is paying the Company based on 2002 rates and the Company is recording 2003 revenue using the rates established for 2002.

          On December 9, 2002, UAL, Inc. and its subsidiaries, including United, filed for protection under Chapter 11 of the United States Bankruptcy Code. UAL is currently operating and managing its business and affairs as a debtor in possession. As part of its first day filings in the bankruptcy proceeding, United requested and was granted a court order permitting, but not requiring it to continue to honor the UA Agreements while United is in bankruptcy. As such, the Company continues to operate as a United Express carrier pursuant to its UA agreement. UAL, Inc. and its subsidiaries have been granted the exclusive right until October 6, 2003, to file a plan of reorganization and the exclusive right until December 5, 2003, to seek acceptances of any such plan. The Court has set May 12, 2003 as the deadline for the filing of proofs of claim, although this deadline does not apply to claims arising under executory contracts and unexpired leases that have yet to be rejected by UAL, Inc. and its subsidiaries. It is possible that any or all of the foregoing deadlines may be extended. In bankruptcy, United also has the right to assume or reject the Company's UA Agreements, as described in Recent Development and Outlook below. No deadline has been set for United to assume or reject the Company's UA Agreements.


     Delta Connection

          In September 1999, the Company reached a ten-year agreement with Delta to operate regional jet aircraft as part of the Delta Connection program. The Company began Delta Connection revenue service on August 1, 2000. The Company's Delta Connection Agreement ("DL Agreement") defines the Company's relationship with Delta. The Company is compensated by Delta on a fee-per-block hour basis. Under the fee-per-block hour arrangement, the Company is contractually obligated to operate a flight schedule designated by Delta, for which Delta pays the Company an agreed amount per block hour flown regardless of the number of passengers carried, with incentive payments based on operational performance. The Company thereby assumes the risks associated with operating the flight schedule and Delta assumes the risks of scheduling, marketing, and selling seats to the traveling public. By operating as part of the Delta Connection program, the Company is able to use Delta's "DL" flight designator to identify ACA's flights and fares in global distribution systems, including Delta's "Deltamatic" reservation system, and to use the Delta Connection logo and exterior aircraft paint schemes and uniforms similar to those of Delta.

          Pursuant to the DL Agreement, Delta, at its expense, provides a number of support services to ACA. These include customer reservations, customer service, ground handling, station operations, a maintenance hangar facility in Cincinnati, pricing, scheduling, revenue accounting, revenue management, frequent flyer administration, advertising and other passenger, aircraft and traffic servicing functions in connection with the ACA operation. Delta may terminate the DL Agreement at any time if the Company fails to meet certain performance standards and, subject to certain rights of the Company and by providing 180 days notice to the Company, may terminate without cause. If Delta terminates the Delta agreement without cause prior to March 2010, the Company has the right to put all or some of the Delta Connection aircraft to Delta. The DL Agreement requires the Company to obtain Delta's approval if it chooses to enter into a code-sharing arrangement with another carrier other than in connection with termination of the UA Agreements, to list its flights under any other code, or to operate flights for any other carrier, except with respect to such arrangements with United or non-U.S. code-share partners of United or in certain other circumstances. The DL Agreement does not prohibit Delta from serving, or from entering into agreements with other airlines that would serve, routes flown by the Company. The DL Agreement also restricts the ability of the Company to dispose of aircraft subject to the agreement without offering Delta a right of first refusal to acquire such aircraft, and provides that Delta may extend or terminate the agreement if, among other things, the Company merges with or sells its assets to another entity, is acquired by another entity or if any person acquires more than a specified percentage of its stock.

          In January 2003, the Company and Delta agreed to 2003 rates, consistent with the rate setting process contained in the DL Agreement.

     Agreements with Other Airlines

          As of March 1, 2003 the Company has implemented code-sharing arrangements with Lufthansa German Airlines ("Lufthansa"), Air Canada, Scandinavian Airlines, British Midland/BMI, Austrian Airlines and All Nippon Airways involving certain United Express flights. Such international code-sharing arrangements permit these foreign air carriers to place their respective airline codes on certain flights operated by ACA, and provide a wide range of benefits for passengers including schedule coordination, through ticketing and frequent flyer participation. The revenue benefits from these arrangements accrue to United, and any such arrangements as may be made in the future with respect to the Company's Delta Connection flights would accrue to Delta, due to the nature of the Company's agreements with these two airlines. The Company's primary role under these arrangements is to obtain regulatory approvals for the relationships and to operate the flights.

Charter Operations

          The Company established a charter operation in February 2002. The charter business, which operates 32-seat Fairchild Dornier 328JETs, utilizes the Company's operations and maintenance services. The Company is presently providing regular private shuttle service pursuant to an agreement with a major corporation and is performing ad hoc charter services secured through brokers and other means. In March 2003, the Company decided to continue to service its existing clients but to de-emphasize the solicitation of new charter business due to uncertainties regarding the bankruptcy of the 328JET manufacturer. The Company recently made some of these charter assets available to support its code share operations.

Markets

           The Company's United Express operation is centered around Washington's Dulles and Chicago's O'Hare airports. Beginning in 2001 and continuing throughout 2002, the Company greatly increased its Chicago operation such that as of March 2003, 65% of the Company's United Express capacity (as measured in available seat miles) is flown to/from Chicago's O'Hare airport. The growth in Chicago results from the combination of adding complementary service to United mainline service in 17 markets and replacing United mainline service completely in 14 markets since June 2001.

          The Delta Connection operation is focused at Boston's Logan airport and Cincinnati's Northern Kentucky International airport. At Delta's request, the Company moved its remaining 328JET aircraft from New York's LaGuardia airport to Cincinnati's Northern Kentucky International airport effective November 1, 2002. As of March 2003, 32% of the Company's Delta Connection capacity (as measured in available seat miles) was to/from Boston, 67% was to/from Cincinnati, with the remaining capacity to/from New York Kennedy.


          The following tables set forth the destinations served by the Company as of March 1, 2003:

                        United Express Service
                     Washington-Dulles (To/From)
                (Regional Jet and Turboprop Service)
Albany, NY                           Manchester, NH
Allentown, PA                        Nashville, TN
Binghamton, NY                       New York, NY (Kennedy)
Buffalo, NY                          New York, NY (LaGuardia)
Burlington, VT                       Newark, NJ
Charleston, SC                       Norfolk, VA
Charleston, WV                       Philadelphia, PA
Charlottesville, VA                  Pittsburgh, PA
Cleveland, OH                        Portland, ME
Columbia, SC                         Providence, RI
Columbus, OH                         Raleigh-Durham, NC
Dayton, OH                           Richmond, VA
Detroit, MI                          Roanoke, VA
Greensboro, NC                       Rochester, NY
Greenville/Spartanburg, SC           Savannah, GA
Harrisburg, PA                       State College, PA
Hartford/Springfield, CT             Syracuse, NY
Indianapolis, IN                     Toronto, ON Canada
Jacksonville, FL                     White Plains, NY
Knoxville, TN

                      Chicago-O'Hare (To/From)
                       (Regional Jet Service)
Akron/Canton, OH                 Knoxville, TN
Albany, NY                       Lansing, MI
Allentown, PA                    Lexington, KY
Birmingham, AL                   Memphis, TN
Bloomington, IL                  Moline, IL
Buffalo, NY                      Nashville, TN
Burlington, VT                   Norfolk/Virginia Beach, VA
Cedar Rapids/Iowa City, IA       Oklahoma City, OK
Charleston, SC                   Peoria, IL
Charleston, WV                   Portland, ME
Charlotte, NC                    Raleigh/Durham, NC
Cleveland, OH                    Richmond, VA
Colorado Springs, CO             Roanoke, VA
Columbia, SC                     Rochester, NY
Dayton, OH                       Saginaw, MI
Des Moines, IA                   Savannah, GA
Detroit, MI                      Sioux Falls, SD
Fargo, ND                        South Bend, IN
Ft. Wayne, IN                    Springfield/Branson, MO
Grand Rapids, MI                 St. Louis, MO
Greenville/Spartanburg, SC       Syracuse, NY
Greensboro/High Point, NC        Tulsa, OK
Harrisburg, PA                   White Plains, NY
Indianapolis, IN                 Wichita, KS
Jacksonville, FL                 Wilkes-Barre/Scranton, PA

                      Delta Connection Service
                     New York Kennedy (To/From)
                          (Regional Jet Service)
Raleigh/Durham, NC                   Washington Reagan, VA

                       Boston Logan (To/From)
                       (Regional Jet Service)
Atlantic City, NJ                    New York, NY (Kennedy)
Bangor, ME                           Newark, NJ
Burlington, VT                       Philadelphia, PA
Columbia, SC                         Portland, ME
Halifax, NS Canada                   Raleigh-Durham, NC
Montreal, Quebec Canada

               Cincinnati-Northern Kentucky (To/From)
                       (Regional Jet Service)
Albany, NY                           Greenville/Spartanburg, SC
Appleton, WI                         Indianapolis, IN
Asheville, NC                        Kalamazoo, MI
Cedar Rapids, IA                     Knoxville, TN
Charleston, WV                       Lansing, MI
Charlotte, NC                        Lexington, KY
Charlottesville, VA                  Louisville, KY
Chattanooga, TN                      Madison, WY
Chicago Midway, IL                   Memphis, TN
Cleveland, OH                        Milwaukee, WI
Columbia, SC                         Nashville, TN
Columbus, OH                         Philadelphia, PA
Dayton, OH                           Pittsburgh, PA
Evansville, IN                       Raleigh-Durham, NC
Flint, MI                            Roanoke, VA
Ft. Wayne, IN                        South Bend, IN
Grand Rapids, MI                     Toledo, OH
Greensboro/High Point, NC            Tri-Cities, TN


Fleet Description

          Fleet Expansion: As of March 15, 2003, the Company operated a fleet of 79 Bombardier CRJ200s ("CRJs"), 33 Fairchild Dornier 328 regional jets ("328JETs"), and 30 British Aerospace Jetstream-41 ("J-41s") turboprop aircraft. Thirty-one 328JETs are operated in the Delta Connection program, 79 CRJs and 30 J-41s are operated in the United Express program, and two 328JETs are currently flown in charter operations.

          As of March 15, 2003, the Company had a total of 42 CRJs on firm order from Bombardier, Inc., in addition to the 79 already delivered, and held options for 80 additional CRJs. The 42 firm ordered aircraft include 25 CRJs that were ordered in July 2002 after Fairchild Dornier GmbH ("Fairchild"), the manufacturer of the 32-seat 328JET, opened formal insolvency proceedings in Germany and rejected the Company's purchase agreement covering 328JETs the Company had on firm order and under option. The Company's agreement with Bombardier provides for 30 CRJs to be delivered during the remainder of 2003 and an additional 12 CRJs to be delivered by April 30, 2004. Due to a number of factors, including the United bankruptcy, the effect on the operations of the airline industry of the war with Iraq, and the state of the financing markets, the Company and Bombardier have agreed to delay by two weeks the scheduled delivery date of two aircraft originally scheduled for March deliveries. The Company is considering the delay of future deliveries and is engaged in discussions with Bombardier regarding financing and the aircraft delivery schedule. See risk factors relating to the Company below.


Employees

            As of March 1, 2003, the Company had 4,311 full-time and 504 part-time employees, classified as follows:

           Classification            Full-Time   Part-Time
           Pilots                       1,488        -
           Flight attendants              621        -
           Station personnel            1,047      468
           Maintenance personnel          635        5
           Management,
           administrative and
             clerical personnel           520       31
           Total employees              4,311      504

          The Company's pilots are represented by the Airline Pilots Association ("ALPA"), flight attendants are represented by the Association of Flight Attendants ("AFA"), and aviation maintenance technicians and ground service equipment mechanics are represented by the Aircraft Mechanics Fraternal Association ("AMFA").

           In January 2001, the Company agreed to a new four-and-a-half year collective bargaining agreement with its pilot union that was subsequently ratified and became effective on February 9, 2001. The collective bargaining agreement covers pilots flying for the United Express, Delta Connection, and charter operations. The agreement provided for overall pilot costs that were, at the time, comparable to other similarly situated regional carriers with recently negotiated contracts who were operating under similar agreements with major airlines. However, due to changes in the regional airline industry, the Company believes that its overall pilot costs are presently at the high end of pilot costs relative to other regional carriers operating today. The Company has approached its pilot union with the intent to negotiate wage reductions and work rule changes through voluntary concessions, with the goal of bringing its pilot costs in line with other regional carriers that compete with the Company for its existing and new business.

          The Company's collective bargaining agreement with AMFA, which was ratified in June 1998, became amendable in June 2002, and its collective bargaining agreement with the AFA, which was ratified in October 1998, became amendable in October 2002. The Company has entered into negotiations with AMFA and AFA regarding new agreements. The Company is continuing to negotiate with both unions, and management does not anticipate that there will be a material effect on the Company's operations for the foreseeable future as a result of these discussions.

          In the airline industry, labor relations are regulated by the Railway Labor Act ("RLA"). Under the RLA, collective bargaining agreements do not expire but, rather, become amendable. The wage rates, benefits and work rules contained in a contract that has become amendable remain in place and represent the status quo until a successor agreement is in place. The parties may not resort to self-help, such as strikes or lockouts, until the RLA processes for collective bargaining have been exhausted. It is impossible to predict how long the RLA processes will take, but if an early agreement cannot be reached it is not unusual for these processes to last 18 months or more.

          Certain of the Company's unrepresented labor groups are from time to time approached by unions seeking to represent them. In 2002, the International Association of Machinists and Aerospace Workers ("IAM") attempted to organize the Company's customer service employees. The Company was informed by the National Mediation Board ("NMB") that the IAM did not receive a sufficient showing of interest from customer service employees to merit holding an election. Because of this, the NMB will not accept any application seeking representation of the Company's customer service employees prior to March 2004.

          In February 2003, the Company was informed by the National Mediation Board that the Transport Workers Union ("TWU") was seeking election to represent the Company's dispatch employees. The election will take place in early April.

          The Company is in the process of implementing a hiring freeze, wage reductions for salaried employees, and bonus plan reductions for all employees as a part of its cost-cutting measures, as more fully detailed in "Management's Discussion and Analysis of Results of Operations and Financial Condition - Outlook and Business Risks" below.

Pilot Training

          The Company has entered into agreements with Pan Am International Flight Academy ("PAIFA"), which allow the Company to train CRJ, J-41 and 328JET pilots at PAIFA's facility near Washington-Dulles. In 2001, PAIFA relocated its Washington-Dulles operations to a new training facility near the Company's Washington-Dulles headquarters. This facility currently houses three CRJ simulators, a 328JET simulator, and a J-41 simulator. The Company has agreements to purchase an annual minimum number of CRJ simulator training hours at agreed rates through 2010. The Company's payment obligations for CRJ simulator usage over the remaining years of the agreements total approximately $10.1 million.

            In 2001, PAIFA, CAE Schreiner and the Company executed a simulator provision and service agreement providing for 328JET training at the PAIFA facility. Under this agreement, the Company has committed to purchase all of its 328JET simulator time from PAIFA at agreed upon rates, with no minimum number of simulator hours guaranteed.


Internet Website

          The Company's internet website can be found at www.atlanticcoast.com. The Company makes available free of charge on or through its internet website under the heading "for investors", access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished, to the Securities and Exchange Commission.



Industry Regulation and Airport Access

     Economic

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

          The Company's ACA subsidiary holds a certificate of public convenience and necessity, issued by the DOT, that authorizes it to conduct scheduled and charter air transportation of persons, property and mail between all points in the United States, its territories and possessions. In addition, ACA may conduct scheduled and charter air transportation to points outside the United States, subject to obtaining any necessary authority from any foreign country to be so served. The certificate requires that ACA maintain DOT-prescribed minimum levels of insurance, comply with all applicable statutes and regulations and remain continuously "fit" to engage in air transportation. In addition to this authority, ACA is authorized to engage in air transportation between the United States and Canada.

          The Company's ACJet subsidiary also holds a certificate of public convenience and necessity, issued by the DOT, that authorizes it to conduct scheduled and charter air transportation of persons, property and mail between all points in the United States, its territories and possessions. ACJet is now a dormant company. The only assets of ACJet are its DOT and FAA air carrier operating certificates. In the first quarter of 2003, the Company paid $1 million to Delta in order to remove all contractual restrictions to the use, sale or transfer of ACJet and its certificates. These certificates are subject to revocation for non-use. The Company has requested and obtained a waiver from the DOT and FAA to permit it to continue to possess these certificates for a limited period of time even though they are not being utilized at this time. The Company has advised the DOT of its plans to make future use of these certificates and, based on its statement of intent, has asked the DOT to extend the waiver until June 2004.

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

     Safety

            The FAA extensively regulates the safety-related
activities of air carriers. The Company is subject to the FAA's jurisdiction with respect to aircraft maintenance and operations, equipment, ground facilities, flight dispatch, communications, training, weather observation, flight personnel, airport security, the transportation of hazardous materials and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires that airlines under its jurisdiction obtain an operating certificate and operations specifications for the particular aircraft and types of operations conducted by such airlines. The Company's ACA subsidiary possesses an operating certificate and related authorities issued by the FAA authorizing it to conduct operations with turboprop and turbojet equipment. The Company's ACJet subsidiary possesses an operating certificate by the FAA and related authorities authorizing it to conduct operations with turbojet equipment. The Company, like all carriers, requires specific FAA authority to add aircraft to its fleet. ACA's authority to conduct operations is subject to suspension, modification or revocation for cause. The FAA has authority to bring proceedings to enforce its regulations, which proceedings may result in civil or criminal penalties or revocation of operating authority.

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

          On November 19, 2001 the President signed into law the Aviation and Transportation Security Act (the "Security Act"). The Security Act requires heightened passenger, baggage and cargo security measures to be adopted as well as enhanced airport security procedures. The Security Act created the Transportation Security Administration ("TSA") that has taken over the responsibility for conducting the screening of passengers and their baggage at the nation's airports as of February 17, 2002. The activities of the TSA are funded in part by the application of a $2.50 per passenger enplanement security fee (subject to a maximum of $5.00 per one way trip) and payment by all passenger carriers of a sum not exceeding each carrier's passenger and baggage screening cost incurred in calendar year 2000. The TSA was charged to have equipment in operation by the end of 2002 to be able to electronically screen all checked passenger baggage with explosive detection systems. The TSA is also required to deploy federal air marshals on an increased number of passenger flights.

          The Security Act imposes new and increased requirements for air carrier employee background checks and additional security training of flight and cabin crew personnel. These additional and new requirements may increase the security related costs of the Company. The Security Act also mandates and the FAA has adopted new rules requiring the strengthening of cockpit doors, some of the costs of which may be reimbursed by the FAA. The Company completed Level One fortification of its cockpit doors on all of its aircraft as of November 15, 2001, and began installing Level Two fortifications in December 2002. As of December 31, 2002, the Company has received $1.9 million in reimbursements from the FAA for the mandated cockpit door modifications. There is no guarantee that the Company will be reimbursed in full for the cost of these modifications. The modifications are expected to be completed during 2003. New passenger and baggage screening requirements have caused disruptions in the flow of passengers through airports and in some cases delayed airline operations. The Company may experience security-related disruptions in the future, including reduced passenger demand for air travel, but believes that its exposure to such disruptions is no greater than that faced by other providers of regional air carrier services.

          Although the TSA has taken over the former responsibilities of the air carriers for the screening of all passengers and baggage, the TSA, as with the FAA before it, requires air carriers to adopt and enforce procedures designed to safeguard property, and to protect airport and aircraft against terrorist acts. The TSA, from time to time, may impose additional security requirements on air carriers and airport authorities based on specific threats or world conditions or as otherwise required. The TSA has issued a number of security directives and altered procedures upon changes in the Office of Homeland Security announcements of heightened threat levels, and the Company has adjusted its security procedures on numerous occasions in response to these directives. The Company incurred substantial expense in complying with current security requirements and it cannot predict what additional security requirements may be imposed in the future or the cost of complying with such requirements.

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

     Slots.

          Slots are reservations for takeoffs and landings
at specified times and are required by governmental authorities to operate at certain airports. The Company has rights to and utilizes takeoff and landing slots at Chicago-O'Hare and New York-Kennedy and White Plains, New York airports. The Company also uses slot exemptions at Chicago-O'Hare, which differ from slots in that they allow service only to designated cities and are not transferable to other airlines without the approval of the U.S. Department of Transportation ("DOT"). Airlines may acquire slots by governmental grant, by lease or purchase from other airlines, or by loan when another airline does not use a slot but desires to avoid governmental reallocation of a slot for lack of use. All leased and loaned slots are subject to renewal and termination provisions. All slot regulation was eliminated at Chicago-O'Hare after July 1, 2002 and, under rules presently in effect, is scheduled to end at New York-Kennedy after January 1, 2007. The rules also provide that, in addition to those slots currently held by carriers, operators of regional jet aircraft may apply for, and the Secretary of
Transportation must grant, additional slots at New York-Kennedy in order to permit the carriers to offer new service, increase existing service or upgrade to regional jet service in qualifying smaller communities. There is no limit on the number of slots a carrier may request.

     Risk Factors Affecting the Company

          The Company's business is subject to numerous risks and uncertainties, as described below and in the section titled, "Management's Discussion and Analysis of Operations and Financial Condition - Outlook and Business Risks" and "- Liquidity and Capital Resources."

          Substantially all of the Company's revenue is derived under contracts with its code share partners. - The majority of the Company's flights are operated under the United Express or Delta Connection brand. As such, the Company must rely on its code share partners to provide numerous services such as reservations, ticketing, route planning, and customer service and ground handling at certain stations. The Company's revenue and operations are reliant on the ability of these partners to manage their operations and cash flow, and ability and willingness of these partners to continue to deploy the Company's aircraft and to utilize and pay for scheduled service at agreed upon rates.


          The code share partner that accounted for approximately 82% of the Company's revenue in 2002 is in bankruptcy. - The
Company devotes a substantial portion of its business to its operations with United, and obtains substantial services from United in operating that business. The Company's future operations are substantially dependent on United's successful emergence from bankruptcy and on the affirmation or renegotiation of the Company's UA Agreement by United on acceptable terms, or on the Company's ability to successfully establish an alternative to the United business and services. If United seeks to renegotiate the terms of the UA Agreements, a renegotiated agreement is likely to be on terms that are less favorable to the Company with regard to operating margins and could possibly result in the deployment of fewer aircraft than currently contracted and/or be less favorable to the Company in other respects, which would adversely affect the Company's earnings and/or growth prospects. There is no assurance that United will successfully emerge from bankruptcy, and United has said that its liquidation is a possibility. If United does not succeed in reorganizing its operations and emerging from bankruptcy, and instead files for a liquidation under Chapter 7 of the U.S. Bankruptcy Code, the Company would be faced with the prospect of having to quickly find another code share partner or to develop the airline-related infrastructure necessary to operate as an independent airline. The Company anticipates that there would be an interruption in its services during a transition period, the length of which would be dependent on several factors including how soon United liquidates. The Company has commenced planning for these contingencies and will continue to pursue actions management believes appropriate in the event that United liquidates under Chapter 7. There are no assurances that the Company will be able to find another code share partner or be able to compete as an independent airline, and any prolonged stoppage of flying would materially adversely affect the Company's results of operations and financial position. Any failure to timely or successfully implement alternative contingency plans could have a material adverse effect on the Company and its viability. The Company's agreement with Bombardier provides for 30 CRJs to be delivered during the remainder of 2003 and an additional 12 CRJs to be delivered by April 30, 2004. All of these aircraft were ordered for use in the Company's United Express operations. Due to the United bankruptcy and other factors, including the adverse effects on the airline industry of the war with Iraq and the state of the financing markets, the Company and Bombardier have agreed to delay by two weeks the scheduled delivery date of two aircraft originally scheduled for March deliveries. The Company is considering the delay of future deliveries and is engaged in discussions with Bombardier regarding financing and aircraft delivery schedules. See the discussion below regarding risks from the Company's dealings with Bombardier. United's bankruptcy filing may affect the Company in other ways that it is not currently able to anticipate or plan for.



          The average utilization of aircraft in the United Express operation has declined and the rates for 2003 have not been adjusted. - The UA Agreements call for the resetting of fee-per-departure rates annually based on the Company's and United's planned level of operations for the upcoming year. The average utilization of aircraft in the United Express operation has declined, and as a result, the Company is seeking a rate adjustment for 2003 consistent with its interpretation of the United Express Agreements that would, among other things, offset this reduction in utilization. The Company and United are in discussions regarding the fee-per-departure rates to be utilized during 2003. Until new rates are established for 2003, United is paying the Company based on 2002 rates and the Company is recording its revenue in 2003 using the rates established for 2002. There can be no assurance that the Company will be able to successfully reset fee-per-departure rates. Failure to reset fee-per-departure rates with United for 2003 could have a material adverse effect on the Company's operating margins in 2003.


          The Company relies on third party financing to pay for the jets that it has contractually committed to purchase. - The Company has contractual commitments with Bombardier for the delivery of 30 CRJs to be delivered during 2003 and an additional 12 CRJs to be delivered by April 30, 2004. The Company has generally relied on leveraged lease transactions involving investments by institutional or industrial investors that provide debt and equity capital to finance the purchase price of aircraft it has committed to purchase. In a leveraged lease, there is an equity source for 20% to 30% of the purchase price and a debt source for the remaining 70% to 80% of the purchase price. With the uncertainty of United's future and the continued deterioration in industry conditions, the Company has been unable to secure equity funding on any terms for its remaining firm ordered aircraft. The inability to finance aircraft that the Company desires to purchase may affect the Company's growth prospects. The Company has a contingent commitment from Economic Development Corporation of Canada ("EDC") for debt financing of its next four aircraft scheduled for delivery. As a result of the bankruptcy of United, EDC's debt funding obligation is contingent upon the Company obtaining a waiver from EDC. The Company may not be able to obtain such waivers in the future and may not be able to obtain debt financing from EDC or others once the current EDC financing commitment is no longer available. The Company is considering the delay of future aircraft deliveries and is engaged in discussions with Bombardier regarding financing and aircraft delivery schedules. If the Company is unable to obtain permanent aircraft financing at the time that it accepts any aircraft for delivery, it may be required to fund aircraft purchases from its own cash or to rely on temporary financing from the aircraft manufacturer. The Company does not have the financial resources to pay the full purchase price for all of the aircraft that it currently has on order. If the Company is unable to delay deliveries or pay for aircraft on order, Bombardier may assert a claim for damages.

          The Company is under pressure to control and reduce its costs. - The economic downturn reduced demand for air travel and the success of low-cost carriers has resulted in increased emphasis in the airline industry on controlling and reducing expenses. The Company has embarked on a cost reduction program with the goal of reducing annualized operating expenses by approximately 10%. As part of this program, the Company has implemented a hiring freeze, has begun furloughing excess pilots, has eliminated or reduced bonus programs, and has implemented salary reductions ranging from 5% to 10% for all salaried employees paid more than $30,000 per year. The effect of salary reductions and the elimination of and changes in bonus plans for those salaried employees is anticipated to reduce cash compensation by between 10% and 33% with the reductions affecting the Company's senior management and officers the most. The Company has approached ALPA with the intent to negotiate similar levels of wage reductions and work rule changes through voluntary concessions. In order for the Company to achieve all of its cost reduction goals, it will require cooperation from its employees, major vendors and code share partners. If the Company is unable to control and reduce its costs, it may not be able to effectively compete against other regional carriers to maintain or expand its existing operations.

          The Company has unexpected costs and possible exposure arising from the bankruptcy of Fairchild Dornier GmbH. - In July 2002, Fairchild Dornier GmbH ("Fairchild"), the manufacturer of the 32-seat Fairchild Dornier 328JET ("328JET"), opened formal insolvency proceedings in Germany. Fairchild had been operating under the guidance of a court-appointed interim trustee since April 2002. At the time of the opening of formal insolvency proceedings, Fairchild had significant current and future obligations to the Company in connection with the Company's order of 328JET aircraft. Fairchild subsequently notified the Company that it was rejecting the Company's purchase agreement contract covering the remaining 32 328JETs the Company had on firm order, and options to acquire 81 additional aircraft. The Company's costs to operate its current fleet of 33 328Jets increased in 2002 and may continue to increase in the future due to Fairchild's failure to provide warranty and
product  support and the limited availability of spare  parts.   The
Company has filed a claim against Fairchild Dornier GmbH and its subsidiaries for $385 million in damages as a result of Fairchild's insolvency proceedings but does not expect funds to be available to satisfy any of its claim. Dornier Aviation of North America ("DANA"), one of the U.S. subsidiaries of Fairchild Dornier GmbH, has filed a lawsuit against the Company claiming amounts allegedly due for certain spare parts, late charges and consignment inventory carrying charges. The Company is claiming the right of offset for any amounts owed. If the Company loses in its claim to offset, it could be obligated to pay DANA for parts received. At the time of its bankruptcy, Fairchild had significant obligations to the Company in connection with the Company's order of 328 Jets, including providing the Company financial support in its retirement of J-41 aircraft. As a result of Fairchild's bankruptcy and its failure to satisfy its obligations to the Company, the Company may continue to experience higher than expected or unexpected costs in its operations or may encounter consequences or risks that the Company is not able to anticipate or plan for.

          The Company's current operations benefit from government support for insurance costs. - Following the September 11 terrorist attacks, the aviation insurance industry imposed a worldwide surcharge on aviation insurance rates as well as a reduction in coverage for certain war risks. In response to the reduction in coverage, the Air Transportation Safety and System Stabilization Act provides U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market. Prior to December 2002, the Company purchased hull war risk coverage through the private insurance market, and purchased liability war risk coverage through a combination of U.S. government provided insurance and private insurance. In December 2002, the U.S. government offered to provide additional war risk coverage that included certain risks previously covered by private insurance. The Company has purchased, at rates that are significantly lower than those charged by private insurance carriers, hull and liability war risk coverage from the U.S. government through April 14, 2003. These savings are passed through to the Company's code share partners pursuant to its current UA and DL Agreements. The Company anticipates that it will renew the government insurance for as long as the coverage is available, and then obtain this coverage through the private insurance market. Under the Company's UA and DL Agreements, the Company passes through the cost of insurance to its partners. However, the inability to obtain insurance at any cost or the availability of insurance only at excessive rates, could affect the Company's ability to operate.

          The Company's contracts with two of its unions currently are amendable. - The Company's contract with Aircraft Mechanics Fraternal Association ("AMFA"), which was ratified in June 1998, became amendable in June 2002, and its contract with the Association of Flight Attendants ("AFA"), which was ratified in October 1998, became amendable in October 2002. The AMFA contract covers all aviation maintenance technicians and ground service equipment mechanics working for the Company and the AFA contract covers all flight attendants working for the Company. The Company has entered into initial discussions with AMFA and with AFA regarding new agreements. Although there can be no assurances as to the outcome of these negotiations, the Company anticipates ultimately being able to reach agreement with both unions on mutually satisfactory contracts with no material effect on its results of operations or financial position. However, the failure to resolve these negotiations on appropriate terms could affect the Company's ability to compete effectively.

          The U.S. airline industry is experiencing significant restructurings and bankruptcies. - The current U.S. airline industry environment is probably the worst in its history. Beginning in early 2001, the industry has experienced depressed demand and shifts in passenger demand, lower unit revenues, increased insurance costs, increased fuel costs, increased government regulations and taxes, and tightened credit markets, evidenced by higher credit spreads and reduced capacity to borrow. These factors are directly affecting the operations and financial condition of participants in the industry including the Company, its code share partners, and aircraft manufacturers. The Company's contractual relationships with others may continue to be affected by other companies' bankruptcies or by concerns regarding potential bankruptcies. The bankruptcy or prospect of bankruptcy among other companies with which the Company deals or which operate in the Company's industry may result in unexpected expenses and create other risks or uncertainties that the Company is not able to anticipate or plan around.

          The travel industry has been materially adversely affected by the September 11, 2001 terrorist attacks and the conflict in the Middle East. - The terrorist attacks of September 11, 2001 adversely affected the Company and the airline industry by significantly increasing the costs of security screening and insurance, while reducing overall demand for air transportation. Instability in the Middle East and the start of the U.S.-led war with Iraq has increased the risk that the industry will continue to be adversely affected by reduced demand, increased security costs, increased fuel costs, and other factors. While the Company's code share agreements allow it to recover these additional expenses from its partners, the effects of any new terrorist attacks and/or a long term U.S.-led war in the Middle East could materially adversely affect the Company and its code share partners in ways that the Company is not able to anticipate or plan around.

Item 2.        Properties

          Fleet  Composition:   The following  table  describes  the
Company's fleet of aircraft, scheduled firm deliveries and options as of March 15, 2003:

                 Total    Number   Number           Average
                 Number     of       of               Age
                   of    Aircraft Aircraft Passenger  In    Firm
                Aircraft  Leased   Owned    Capacity Years Orders Options
Bombardier CRJ200  79      75       4         50      2.4    42     80
Fairchild Dornier
 328JET            33      32       1         32      2.0     -     -
British Aerospace
 J-41              30      25       5         29      8.2     -     -
Total             142     132      10                 3.6    42     80

          The Company has a plan to early retire its thirty (30) British Aerospace J-41 turboprop aircraft ("J-41s") in the fleet. Under the plan, J-41s would be removed from service by the end of April 2004. The J-41 retirement plan is based on and tied to the continued delivery of firm ordered CRJs and actual retirement could be delayed if CRJ deliveries are delayed.

          Leased Facilities

          Airports

           The Company enters into agreements for the use of passenger terminals at most of the airports ACA serves and leases ticket counter and office space at those locations where ticketing and the Company's aircraft are handled by Company personnel. Payments to airport authorities for ground facilities are generally based on a number of factors, including space occupied as well as flight and passenger volume. The Company occupies a 69,000 square foot passenger concourse at Washington-Dulles dedicated solely to regional airline operations. The 36-gate concourse, designed to support the Company's United Express operation, is owned by the Metropolitan Washington Airports Authority and leased to the Company under a lease with a termination date of September 30, 2014.

          Corporate Offices

          The Company's executive, administrative and system control departments are located in a three-story office building encompassing 77,000 square feet of space under an operating lease ending December 2010. The Company's employee training and services center is located in a nearby 79,000 square foot building under a lease ending December 31, 2007. A lease for additional office space in Chicago, Illinois was entered into in October 2002 which ends December 2007. The facility encompasses approximately 9,300 square feet and provides space to support the Company's Chicago O'Hare operations. Together, these properties provide the necessary administrative facilities for the Company's operations.

          Maintenance Facilities

           The FAA's safety regulations mandate periodic inspection and maintenance of commercial aircraft. The Company performs most line maintenance, service and inspection of its aircraft and engines at its own maintenance facilities using its own personnel.

          The Company performs maintenance functions at a 112,000 square foot aircraft maintenance facility at Washington-Dulles airport, a 34,000 square foot hangar facility in Columbia, SC, and a 53,000 square foot hangar at Chicago O'Hare airport. The Washington-Dulles aircraft maintenance facility is comprised of 60,000 square feet of hangar space and 52,000 square feet of support and
administrative  space.   The  lease term for  the  Washington-Dulles
aircraft maintenance facility expires December 24, 2024. The lease term for the Columbia facility expires on June 1, 2005 or earlier on
90  days  notice.   The Chicago O'Hare facility  is  subleased  from
United, with the Company obligated to pay United's cost related to the operation of the building including ground rent. This sublease expires on December 31, 2007 although United has the right to reject
this   lease  in  bankruptcy.   In  addition  to  these  maintenance
facilities, the Company performs maintenance functions utilizing hangar space at Cincinnati's Northern Kentucky International Airport provided by Delta at no cost to the Company.

Item 3.        Legal Proceedings

          The Company has two outstanding legal matters with respect to the Fairchild insolvency. The Company's balance sheet as of December 31, 2002 includes a receivable for $1.2 million with respect to deposits placed with Fairchild for undelivered aircraft. The Company holds a bond from an independent insurance company that was delivered to secure this deposit, and has made a demand for payment under this bond. Fairchild's insolvency trustee has made a claim for the collateral posted with the insurance company, and the insurance company has withheld payment of the bond. The matter is presently with the U.S. Bankruptcy Court for the Western District of Texas.

          At the time of Fairchild's insolvency, the Company had outstanding invoices due to Fairchild for various spare parts purchases. The Company believes it has the right to offset these and other amounts claimed by Fairchild against obligations due from Fairchild that will not be fulfilled as a result of the insolvency. Fairchild-related entities dispute this right of offset, and in September 2002, Fairchild's wholly owned U.S. subsidiary, Dornier Aviation of North America ("DANA"), filed a lawsuit against the Company in the United States Bankruptcy Court for the Eastern District of Virginia (Civil Action No. 02-08181-SSM) seeking to recover payments for certain spare parts, late payment charges, and consignment inventory carrying charges. DANA contends that although its German parent company may not have fulfilled its contractual obligations to the Company, DANA sold spare parts to the Company independent of its parent company's activities and that there is no right of offset. The Company acknowledges that approximately $8 million in outstanding invoices existed, while DANA claims that an additional $3.6 million is due. The action is presently in the discovery stage and it is anticipated that a trial will be held during the summer of 2003.

          The Company has been named a defendant in two lawsuits arising from the terrorist activities of September 11, 2001. These lawsuits, known as Powell v. American Airlines, Atlantic Coast Airlines, et al. (United States District Court, Southern District of New York, case No. 02 CV 10160), and Gallop v. American Airlines, Atlantic Coast Airlines, et al. (United States District Court, Southern District of New York, case no. 0 3CV 1016), were commenced by or on behalf of individuals who were injured or killed on the ground in the attack on the Pentagon through the hijacking of an American Airlines aircraft originating at Dulles Airport. In each case, the plaintiffs have named all airlines operating at Dulles Airport, including the Company, under the theory that all of the airlines are jointly responsible for the alleged security breaches by the Dulles security contractor, Argenbright Security. The Company has joined a motion filed on behalf of American and other defendants seeking dismissal of all ground victim claims on the basis that the airline defendants do not owe a duty as a matter of law to individuals injured or killed on the ground. It is anticipated that the judge will rule on this motion during the second quarter 2003. If this ruling is not favorable, the Company anticipates that it will raise other defenses including its assertion that it is not responsible for the incidents. The Company anticipates that other similar lawsuits could be filed on behalf of other victims.

          From time to time, claims are made against the Company with respect to activities arising from its airline operations. Typically these involve injuries or damages incurred by passengers and  are considered routine to the industry.  On April 1, 2002,  one of the Company's insurers on its comprehensive aviation liability policy, Legion Insurance Company, a subsidiary of Mutual Risk Management Ltd. ("Legion"), was placed into rehabilitation by the Commonwealth of Pennsylvania, its state of incorporation. During the time that Legion is in rehabilitation, Pennsylvania has ordered that Legion pay no claims, expenses or other items of debt without its approval. Consequently, the Company now directly carries the corresponding exposure related to Legion's contribution percentage for payouts of claims and expenses that Legion represented on the Company's all-risk hull and liability insurance for the 1999, 2000, 2001 and 2002
policy  years.   Those contribution percentages are 15%  for  claims
arising from incidents occurring in 1999, 19% for 2000, 15% for 2001, and 8.5% for first quarter of 2002. Legion ceased to be an insurer for the Company as of April 1, 2002, and there is, therefore, no exposure with respect to Legion for claims arising
after  that  date.   The insurance held by Legion on  the  Company's
policy was fully covered by reinsurance, which means that other carriers are contractually obligated to cover all claims that are
direct   obligations  of  Legion.   While  there   are   contractual
provisions to the effect that reinsurance funds are to be directly applied against the Company's liabilities, it is anticipated that Legion's creditors will attempt to obtain court authority to apply these funds against Legion's other obligations. It is anticipated that Legion ultimately will not be able to cover its obligations to the  Company  except to the extent of recovery through  reinsurance.
If Legion's creditors are able to apply reinsurance proceeds against Legion's general obligations, the Company will be underinsured for
these   claims   at   the  percentages  set   forth   above.    This
underinsurance would include the September 11 related lawsuits described above and any other similar lawsuits that are brought
against   the   Company.   The  Company  has  accrued  reserves   of
approximately  $250,000 for the likely exposure on claims  known  to
date.   No  reserves have been accrued for the September 11  related claims.

          The Company is a party to routine litigation and to FAA civil action proceedings, all of which are viewed to be incidental to its business, and none of which the Company believes are likely to have a material effect on the Company's financial position or the results of its operations.

Item 4.        Submission of Matters to a Vote of Security Holders

          No matter was submitted during the fiscal quarter ended
December 31, 2002, to a vote of the security holders of the Company through the solicitation of proxies or otherwise.

                               PART II

Item  5.         Market for Registrant's Common Equity  and  Related
Stockholder Matters

           The Company's common stock, par value $.02 per share (the "Common Stock"), is traded on the NASDAQ National Market ("NASDAQ/NM") under the symbol "ACAI". Trading of the Common Stock commenced on July 21, 1993.

           The following table sets forth the reported high and low closing sale prices of the Common Stock on the NASDAQ/NM for the periods indicated:

                2001                 High           Low
            First quarter           $23.50        $18.25
            Second quarter          $29.99        $20.75
            Third quarter           $29.16        $10.03
            Fourth quarter          $24.94        $13.61

                2002                 High           Low
            First quarter           $29.21        $23.05
            Second quarter          $24.31        $19.57
            Third quarter           $19.61         $8.69
            Fourth quarter          $17.03         $8.30

                2003                 High           Low
            First quarter
           (through March 3, 2003)  $14.54         $6.14

          As of March 3, 2003, the closing sales price of the Common Stock on NASDAQ/NM was $6.49 per share and there were approximately 176 holders of record of Common Stock.

          The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain earnings to finance the growth of its operations. The payment of cash dividends in the future will depend upon such factors as earnings levels, capital requirements, the Company's financial condition, the applicability of any restrictions imposed upon the Company subsidiaries by certain of its financing agreements, the prohibition of dividends imposed by the Company's line of credit, and other factors deemed relevant by the Board of Directors. In addition, ACAI is a holding company and its only significant asset is its investment in its subsidiary, ACA.

          The Company's Board of Directors has approved the repurchase of up to $40.0 million of the Company's outstanding common stock in open market or private transactions. As of December 31, 2002 the Company has repurchased 2,171,837 shares of its common stock and has approximately $21.0 million remaining of the $40.0 million authorized for repurchase.

 Item 6.       Selected Financial Data

           The following selected financial data under the captions "Consolidated Financial Data" and "Consolidated Balance Sheet Data" relating to the years ended December 31, 1998, 1999, 2000, 2001 and 2002 have been derived from the Company's consolidated financial statements. The following selected operating data under the caption "Selected Operating Data" have been derived from Company records. The data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                       SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
                   (Dollars in thousands, except per share amounts and
                                 operating data)

Consolidated Financial Data:           Years  ended December 31,
                                 1998      1999     2000     2001     2002
Operating revenues:
  Passenger                   $285,243 $342,079 $442,695 $577,604 $749,103
  Other                          4,697    5,286    9,831    5,812   11,421
  Total operating revenues     289,940  347,365  452,526  583,416  760,524
Operating expenses:
  Salaries and related costs    68,135   84,554  107,831  164,446  203,341
  Aircraft fuel                 23,978   34,072   64,433   88,308  115,801
  Aircraft maintenance and
   Materials                    22,730   24,357   36,750   48,478   72,233
  Aircraft rentals              36,683   45,215   59,792   90,323  112,068
  Traffic commissions and
   related fees                 42,429   54,521   56,623   15,589   19,994
  Facility rents and landing
   fees                         13,475   17,875   20,284   32,025   43,805
  Depreciation and
   amortization                  6,472    9,021   11,193   15,353   21,155
  Other                         23,347   28,458   42,537   61,674   85,163
  Aircraft early retirement
   charges  (1)                      -        -   28,996   23,026   24,331
Total operating expenses       237,249  298,073  428,439  539,222  697,891

Operating income                52,691   49,292   24,087   44,194   62,633

Other (expense) income :
 Interest expense               (4,207)  (5,614)  (6,030)  (4,832)  (4,332)
 Interest income                 4,145    3,882    5,033    7,500    4,628
 Debt conversion expense (2)    (1,410)       -        -        -        -
 Government compensation (3)         -        -        -    9,710      944
 Other income (expense), net       326      (85)    (278)     263      552
Total other (expense) income,net(1,146)  (1,817)  (1,275)  12,641    1,792

Income before income tax expense
 and cumulative effect of
 accounting change              51,545   47,475   22,812   56,835   64,425
Income tax provision            21,133   18,319    7,657   22,513   25,139
Income before cumulative
 effect of accounting change    30,412   29,156   15,155   34,322   39,286             6      5
Cumulative effect of
 accounting change, net (4)          -     (888)       -        -        -
Net income                     $30,412  $28,268  $15,155  $34,322  $39,286

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA (continued)
            (Dollars in thousands, except per share amounts and operating data)

                                    Years ended December 31,

                            1998       1999       2000        2001       2002
Income per share:
 Basic:
  Income before
   cumulative effect of
   accounting change         $.84       $.77       $.38        $.79       $.87
  Cumulative effect of
   accounting change            -      (0.02)         -           -          -
Net income per share (5)     $.84       $.75       $.38        $.79       $.87


 Diluted:
  Income before
   cumulative effect of
   accounting   change       $.71       $.68       $.36        $.76       $.85
  Cumulative effect of
   accounting change            -      (0.02)         -           -          -
Net income per share (5)     $.71       $.66       $.36        $.76       $.85

Weighted average number
 of shares used in
 computation  (in
 thousands) (5)
      Basic                36,256     37,928     40,150      43,434     45,047
      Diluted              44,372     44,030     43,638      45,210     46,019

Selected Operating Data:
  Revenue departures
   (completed)            170,116    186,571    199,050     235,794    283,118
  Revenue passengers
   carried              2,534,077  3,234,713  3,778,811   4,937,208  7,160,480
  Revenue passenger
   miles (000s) (6)       792,934  1,033,912  1,271,273   1,895,152  2,833,155
  Available seat miles
   (000s) (7)           1,410,763  1,778,984  2,203,839   3,292,798  4,345,860
  Passenger load
   factor (8)               56.2%      58.1%      57.7%       57.6%      65.2%
  Revenue per
   available seat mile     $0.206     $0.195     $0.205      $0.177     $0.175
  Cost per available
   seat mile (9)           $0.168     $0.168     $0.181      $0.157     $0.155
  Average yield per
   revenue passenger
   mile (10)               $0.360     $0.331     $0.348      $0.305     $0.264
  Average passenger
   trip length (miles)        313        320        336         384        396
  Revenue per
   departure (11)          $1,694     $1,851     $2,231      $2,452     $2,646
  Aircraft utilization
   (block hours)              8.9        8.6        7.8         8.1        8.8
  Average cost per
   gallon of fuel (cents)    67.4       74.6      111.1        98.4       97.0
  Aircraft in service
   (end of period)             74         84        105         117        137
  Destinations served
   (end of period)             53         51         53          64         84

Consolidated Balance
Sheet Data:
  Working capital         $68,130    $60,440    $72,018    $138,659   $197,631
  Total assets           $227,626   $293,753   $382,700    $452,425   $575,138
  Long-term debt and
   capital leases,
   less current
   portion                $64,735    $92,787    $67,089     $60,643    $54,291
 Total stockholders'
   equity                $110,377   $125,524   $168,173    $221,300   $275,368

1. In 2002, the Company recorded an operating charge of $24,539,000 ($14,822,000 net of income tax benefits) for the non-discounted value of future lease and other costs associated with the early retirement of 18 J-41 turboprop aircraft. In the second quarter of 2002 the Company revised the retirement schedule for its leased J-41s. Included in the operating charge for 2002 was a credit of $4,763,000 ($2,877,000 net of income tax benefits) to reverse a portion of the operating charge booked in 2001. In addition, in 2002 the company reversed the remaining portion of the original 2000 operating charge of $208,000. In 2001, the Company recorded an operating charge of $23,537,000 ($14,005,000 net of income tax benefits) for the non-discounted value of future lease and other costs associated with the early retirement of nine J-41 turboprop aircraft.
  In 2000, the Company recorded an operating charge of $28,996,000 ($17,398,000 net of income tax benefits) for the present value of future lease and other costs associated with the early retirement of 28 J-32 turboprop aircraft. Upon completion of the J-32 retirement plan in 2001, the Company reversed $500,000 of the original 2000 operating charge in 2001.

2. In connection with the induced conversion of a portion of the 7% Convertible Subordinated Notes, the Company recorded a non-cash, non-operating charge of approximately $1.4 million in 1998.

3. In 2002 and 2001, the Company recognized $0.9 million and $9.7 million respectively as non-operating income for funds received under the Air Transportation Safety and System Stabilization Act, signed into law by President Bush on September 22, 2001. In 2001, the Company recognized $9.7 million as non-operating income under the Air Transportation Safety and System Stabilization Act.

4. In 1999, the Company recorded a charge of $888,000 for the cumulative effect, net of income taxes, of a change in accounting for pre-operating costs in connection with the implementation of Statement of Position 98-5.

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

11. "Revenue per departure" represents the revenue received for each departure and is calculated by dividing gross passenger revenue by revenue departures.


  Item  7.       Management's Discussion and Analysis of Results  of
                       Operations and Financial Condition

General

           Atlantic Coast Airlines Holdings, Inc. ("ACAI") operates through its wholly owned subsidiary, Atlantic Coast Airlines ("ACA"). In 2002, the Company recorded net income of $39.3 million compared to $34.3 million for 2001, and $15.2 million for 2000. For 2002, the Company's available seat miles ("ASM") increased 32% with the addition of 17 Canadair Regional Jet ("CRJ") aircraft and 4 Fairchild Dornier 328JET ("328JET") aircraft, net of the reduction of one J-41 turboprop aircraft during the year. The number of total passengers increased 45.0%, and revenue passenger miles ("RPM") increased 49.5%. For 2001, the Company's ASM increased 49.4% with the addition of 19 CRJ aircraft and 15 328JET aircraft, net of the reduction of 21 J32 turboprop aircraft during the year. The number of passengers increased 30.7% and RPM increased 49.1%.

Fiscal Year 2001 vs. 2002

     Results of Operations

          For 2002, the Company's net income was $39.3 million or $.85 per diluted share, compared to $34.3 million or $.76 per diluted share for 2001. The Company generated operating income of $62.6 million for 2002, compared to $44.2 million for 2001. These results reflect the Company's increased capacity as it expanded the number of aircraft operated under its agreements with United and Delta as well as the additional items and factors discussed below.

          The Company's net income for 2002 includes $0.9 million (pre-tax) in government compensation received pursuant to the Air Transportation Safety and System Stabilization Act ("Stabilization Act") and net income for 2001 includes $9.7 million (pre-tax) for government compensation received under the Stabilization Act. The Company's net income and operating income for 2002 also reflect the effects of $24.3 (pre-tax) million for J-41 turboprop early retirement charges, $2.6 million (pre-tax) in bad debt expense attributed to the potential write-off of net amounts due from United Airlines as a result of its bankruptcy filing and $1.8 million (pre-
tax) in credits from the reversal of accruals from prior periods for estimated expenses under the Company's code share agreements. Net income and operating income for 2001 also reflects a $23.0 million (pre-tax) operating charge related to the early retirement of J-41 turboprop aircraft.

     Operating Revenues

          The Company's operating revenues increased 30.4% to $760.5 million in 2002 compared to $583.4 million in 2001. The increase resulted primarily from a 20.1% increase in revenue departures to 283,118 for 2002 as well as an 8.0% increase in revenue per departure to $2,646. Revenue in 2002 was recognized primarily under fee-for-service agreements. Revenue for 2001 also included an additional $3.8 million attributable to routine subsequent period sampling adjustments to prior billed tickets under the Company's former proration-of-fare arrangement with United that ended on November 30, 2000. The increase in departures reflects the addition of 17 CRJ aircraft and 4 328JET aircraft in 2002, and the annualized effect in 2002 of adding 19 CRJ aircraft and 15 328JET aircraft during 2001. Revenue passengers increased 45.0% in 2002 compared to 2001, resulting in an average load factor for the year of 65.2%.

Operating Expenses

          A summary of operating expenses as a percentage of operating revenue and operating cost per ASM for the years ended December 31, 2001 and 2002 is as follows:

                                      Year Ended December 31,
                                      2001                2002
                                Percent             Percent     Cost
                                   of      Cost       of         Per
                               Operating  Per ASM  Operating     ASM
                                Revenue   (cents)  Revenues    (cents)
Salaries and related costs       28.2%      5.0     26.8%        4.7
Aircraft fuel                    15.1%      2.7     15.2%        2.7
Aircraft maintenance and
  materials                       8.3%      1.5      9.5%        1.7
Aircraft rentals                 15.5%      2.7     14.7%        2.6
Traffic commissions and
  related fees                    2.7%       .5      2.6%         .4
Facility rents and
  landing fees                    5.5%      1.0      5.8%        1.0
Depreciation and amortization     2.6%       .4      2.8%         .5
Other                            10.6%      1.9     11.2%        2.0
Aircraft early
  retirement charge               3.9%       .7      3.2%         .5

    Total                        92.4%     16.4     91.8%       16.1

          The Company's operating expenses increased primarily as a result of increased capacity, as available seat miles (ASMs) increased 32% to 4.3 billion in 2002 as compared to 3.3 billion in 2001. Operating expenses included $24.3 million and $23.0 million aircraft early retirement charges in 2002 and 2001 respectively. Operating expenses for 2002 also included $2.6 million pre-tax in bad debt expense attributed to the potential write-off of net amounts due from United Airlines as a result of its bankruptcy filing in 2002, and $1.8 million pre-tax credits from the reversal in 2002 of accruals from prior periods for estimated expenses under the Company's code share agreements, the net effect of which increased "Other" operating expense by 0.1 cents. Before accounting for these items, the Company's operating expenses increased 30.3% to $672.8 million or cost per available seat mile ("CASM") of 15.5 cents in 2002 compared to $516.2 million or CASM of 15.7 cents in 2001. As a result, CASM (excluding the items described above) decreased 1.3%. CASM changes that are not primarily attributable to the changes in capacity and the items described above are as follows:

          Salaries and related costs per ASM decreased 6% to 4.7 cents in 2002 as compared to 5.0 cents in 2001. The Company suspended its cash employee bonus plans during the first quarter of 2002 due to the events of September 11, 2001. The Company reinstated its cash bonus plans effective April 1, 2002.

          The cost per ASM for maintenance increased 13.3% due primarily to increased maintenance costs on the Company's fleet of 328JETs due to the bankruptcy filing of the manufacturer, the continuing expiration of manufacturer's warranty on the CRJ fleet, and increased cost accruals for amounts which are being claimed by GE under a power-by-the-hour agreement for certain engine repair work.

          The cost per ASM for other operating expenses remained  at
1.9 cents for 2002 and 2001. In absolute dollars, other operating expenses, excluding the $2.6 million bad debt expense for United and the $1.8 million in credits from accrual reversals, increased 35.3% from $61.7 million in 2001 to $84.4 million in 2002. The increased dollar costs result primarily from additional property taxes, higher insurance costs associated with the terrorist acts, increased legal costs related to the Fairchild Dornier and United Airlines bankruptcies, and increased training costs.


Other Income (Expense)

          Interest expense decreased from $4.8 million in 2001 to $4.3 million in 2002. The decrease is the result of reductions of overall debt levels as the Company pays down existing debt on owned aircraft.

          Interest income decreased 38.3% to $4.6 million in 2002 from $7.5 million in 2001. This decrease is primarily the result of market rates earned on investments made in accordance with the Company's investment policies and the decision to invest in lower interest rate tax free securities, partially offset by the Company's higher cash balances during 2002 as compared to 2001.

          On September 22, 2001, President Bush signed into law the Stabilization Act. The Stabilization Act provides cash grants to commercial air carriers as compensation for (1) direct losses incurred beginning with the terrorist attacks on September 11, 2001 as a result of any FAA mandated ground stop order issued by the Secretary of Transportation (and for any subsequent order which continues or renews such a stoppage), and (2) incremental losses incurred during the period beginning September 11, 2001 and ending December 31, 2001 as a direct result of such attacks. The Company was entitled to receive cash grants under these provisions. The Company received and recorded $0.9 million and $9.7 million in government compensation in 2002 and 2001 respectively, under the provisions of the Stabilization Act. The Company has recognized the cash grants under these provisions as non-operating income under "government compensation" in 2002 and 2001. All amounts received as government compensation are subject to audit and adjustment by the federal government for a period of up to five years.

          The Company recorded a provision for income taxes of $25.1 million for 2002, compared to a provision for income taxes of $22.5 million in 2001. The Company's effective tax rate was 39.0% in 2002 and 39.6% in 2001. These rates reflect various state income tax credits and continuing changes in apportionment of taxable income to states in which the Company operates. The effective tax rates also reflect non-deductible permanent differences between taxable and book income.

Fiscal Year 2000 vs. 2001

     Results of Operations

          For 2001, the Company's net income was $34.3 million or $.76 per diluted share, compared to $15.2 million or $.36 per diluted share for 2000. The Company generated operating income of $44.2 million for 2001, compared to $24.1 million for 2000. These results reflect the Company's increased capacity as it expanded the number of aircraft operated under its agreements with United and Delta as well as the additional items and factors discussed below.

          The Company's net income for 2001 includes $9.7 million (pre-tax) for government compensation received for 2001. The Company's net income and operating income for 2001 also reflect the effects of a $23.0 million (pre-tax) operating charge related to the early retirement of J-41 turboprop aircraft, while net income and operating income for 2000 reflect a $29.0 million (pre-tax) operating charge related to the early retirement of J-32 turboprop aircraft.

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

          The 40.8% decrease in other revenues year over year reflects a $1.8 million decrease in revenue from package and mail delivery and a $1.4 million decrease in United employee ticket revenue. The decrease reflects the fact that these revenues are no longer earned by the Company as a result of the restatement of the UA Agreement, which went into effect on December 1, 2000.

     Operating Expenses

          A summary of operating expenses as a percentage of operating revenue and operating cost per ASM for the years ended December 31, 2000 and 2001 is as follows:

                                     Year Ended December 31,
                                    2000                2001
                              Percent             Percent
                                 of      Cost       of         Cost
                             Operating    per   Operating     Per ASM
                             Revenues   (cents)  Revenues     (cents)
Salaries and related costs     23.8%      4.9      28.2%        5.0
Aircraft fuel                  14.2%      2.9      15.1%        2.7
Aircraft maintenance and
  materials                     8.1%      1.7       8.3%        1.5
Aircraft rentals               13.2%      2.7      15.5%        2.7
Traffic commissions and
  related fees                 12.5%      2.6       2.7%         .5
Facility rents and
  landing fees                  4.5%       .9       5.5%        1.0
Depreciation and amortization   2.5%       .5       2.6%         .4
Other                           9.5%      1.9      10.6%        1.9
Aircraft early retirement
  charge                        6.4%      1.3       3.9%         .7

    Total                      94.7%     19.4      92.4%       16.4

          The Company's operating expenses increased primarily as a result of increased capacity, as ASMs increased 49.4% to 3.3 billion in 2001 as compared to 2.2 billion in 2000. Operating expenses also included $23 million and $29 million aircraft early retirement charge in 2001 and 2000, respectively. Before accounting for these items, the Company's operating expenses increased 29.2% to $516.2 million in 2001 compared to $399.4 million in 2000. This increase was due primarily to: a 52.5% increase in total salary costs, a 51.1% increase in aircraft rentals and a 57.9% increase in facility rents. These increases reflect the addition of 34 regional jet aircraft in 2001, and the retirement of 21 J-32s during 2001. Cost per ASM changes that are not primarily attributable to the changes in capacity are as follows:

          Salaries and related costs for 2001 include a $2.9 million accrual reflecting estimated costs for additional company contributions which may be made to the Company's 401(k) plan to address operational defects found in the plan.

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

          The cost per ASM of traffic commissions and related fees decreased to 0.5 cents in 2001 as compared to 2.6 cents in 2000. In absolute dollars, traffic commissions and related fees decreased 72.5% to $15.6 million in 2001 from $56.6 million in 2000. The decrease reflects the fact that many of these fees are no longer borne by the Company as a result of the restatement of the UA Agreement, which went into effect on December 1, 2000. Under the restated agreement, the Company is now only responsible for fees associated with the major airline Computer Reservation Systems.

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

          On September 22, 2001, President Bush signed into law the Stabilization Act. The Stabilization Act provided cash grants to commercial air carriers as compensation for (1) direct losses incurred beginning with the terrorist attacks on September 11, 2001 as a result of any FAA mandated ground stop order issued by the Secretary of Transportation (and for any subsequent order which continues or renews such a stoppage), and (2) incremental losses incurred during the period beginning September 11, 2001 and ending December 31, 2001 as a direct result of such attacks. The Company was entitled to receive cash grants under these provisions. The exact amount of the Company's compensation was based on the lesser of actual losses incurred or a statutory limit based on the total amount allocable to all airlines. The Company received $9.7 million in government compensation, in 2001 which was the government's estimate of approximately 85% of the Company's allocation based on preliminary data. The Company recognized this amount as non-operating income under "government compensation" during the third and fourth quarters 2001. All amounts received as government compensation are subject to audit and adjustment by the federal government.

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

 Recent Developments and Outlook

          This  Recent  Developments and  Outlook  section  and  the
Liquidity and Capital Resources section below contain forward-looking statements. Actual results may differ materially. Factors that could cause the Company's future results to differ materially from the expectations described here include: United's ability to successfully reorganize in bankruptcy; the ability to replace United with other carriers in the event United liquidates or for the Company to implement other contingency plans; the ability and timing of agreeing upon 2003 rates with United; the Company's ability to collect pre-petition obligations from United or to offset pre-
petition obligations due to United; United's decision to either affirm all of the terms of the Company's existing UA Agreement or to reject the agreement in its entirety; the timing of such decision; efforts by United to negotiate changes as a condition to affirming the Company's existing UA Agreement; unexpected costs arising from the insolvency of United; the effects of the United bankruptcy and of the economic conditions in the air travel industry on the Company's ability to obtain aircraft financing; Delta's ability to successfully avoid bankruptcy; the ability of United and Delta to manage their operations and cash flow, continue to deploy the Company's aircraft, and to utilize and pay for scheduled service at rates established under existing contracts with the Company; changes in levels of service agreed to by the Company with United and Delta; extent to which the Company accepts regional jet deliveries under its agreement with Bombardier, and ability to delay deliveries or to settle arrangements with Bombardier regarding undelivered aircraft; satisfactory resolution of union contracts with the Company's aviation maintenance technicians/ground service equipment mechanics and flight attendants; potential service disruptions due to labor actions by employees of the Company, Delta Air Lines or United Airlines; ability to successfully retire turboprop aircraft and to remarket them at anticipated rates; availability and cost of product support for the Company's 328JET aircraft; ability of the Company to recover or realize its claims against Fairchild Dornier in its insolvency proceedings or to offset certain of its obligations to Fairchild against these claims, and unexpected costs arising from the insolvency of Fairchild Dornier; the costs and other effects of enhanced security measures and other possible government orders; changes in and satisfaction of regulatory requirements including requirements relating to maintenance and fleet expansion; willingness of the U.S. government to continue to provide war risk insurance at favorable rates, or increased cost and reduced availability of insurance; the effects of high fuel prices on the Company and on its major airline partners; adverse weather conditions; additional acts of war or terrorism; any actions that may be taken by the Company's suppliers and competitors, and the effects on the economy in general and the air travel industry in particular of U.S. involvement in a war or in military or warlike operations. The statements in this Annual Report are made as of March 29, 2003 and the Company undertakes no obligation to update any of the forward-looking information included in this release, whether as a result of new information, future events, changes in expectations or otherwise. Certain of these risk factors are discussed more fully above under "Business Risk Factors Affecting the Company.

          The U.S. airline industry continues to experience depressed demand and shifts in passenger demand, increased insurance costs, changing and increased government regulations and tightened credit markets, evidenced by higher credit spreads and reduced capacity. These factors are directly affecting the operations and financial condition of participants in the industry including the Company, its code share partners, and aircraft manufacturers. Although recent steps taken by the major U.S. carriers to return to profitability have tended to increase the importance of regional jets to the industry, future implementation of regional jet programs will depend on market conditions and relative cost structures. Aggressive cost-cutting by major airlines, including United's actions in bankruptcy, have reduced the gap between trip costs for the major airlines' smallest jets relative to regional jets, thus putting increased pressure on regional jet operators to also decrease their costs. Moreover, the ongoing losses incurred by the industry continue to raise substantial risks and uncertainties. As discussed below, these risks may impact the Company, its code share partners, and aircraft manufacturers in ways that the Company is not currently able to predict.


          In anticipation of the start of the war with Iraq and the continued deterioration of the economics in the airline industry, the Company embarked on a cost reduction program with the goal of reducing annualized unit operating expenses by approximately 10%. As part of this program, the Company implemented a hiring freeze, began furloughing excess pilots, eliminated or reduced bonus programs, and implemented salary reductions ranging from 5% to 10% for all salaried employees. The elimination of and changes in bonus plans and salaries for those management employees paid more than $30,000 per year is anticipated to reduce cash compensation by between 10% and 33% for salaried employees with the largest reductions affecting the Company's officers. The Company has also approached ALPA with the intent to negotiate similar pay reductions and work rule changes where appropriate to assure that the Company's costs are at market rates. In order for the Company to achieve all of its cost reduction goals, it will require cooperation from its employees, the unions representing its employees, major vendors and code share partners.

          The Company derives substantially all of its revenue under long-term code share agreements with United and Delta. In addition to the 79 CRJs, 33 328JETs, and 30 J-41s in service as of March 15, 2003, the Company has firm orders for an additional 42 CRJs from
Bombardier Inc., with option orders for 80 CRJs. All of the firm ordered aircraft were ordered for use in the Company's United Express operations. Under these agreements, the Company is dependent on United and Delta for substantially all of its revenue and for providing support services necessary to operate its aircraft, and is dependent on Bombardier for providing aircraft and other support. Business or operational difficulties, liquidity problems or bankruptcy of any of these entities could materially impact the Company's operations and financial condition. See the discussion below in this "Recent Developments and Outlook" section with respect to the Company's present considerations regarding future deliveries.

          In response to industry conditions, both United and Delta are changing how the Company's regional jet aircraft are utilized. In the past, regional jets were primarily deployed to open new long, thin routes and to replace some turboprop service in higher traffic markets. The Company continues to work closely with its two major partners, United Airlines and Delta Air Lines, to provide value and cost efficiencies in the current difficult airline environment. For United, the Company has added CRJs into Chicago's O'Hare airport allowing United to offer all jet United Express service from Chicago O'Hare as of August 2002. FAA slot restrictions at Chicago's O'Hare airport were eliminated effective July 2002, which removed a barrier to the Company's providing additional service there. At Delta's request, the Company moved its 328JET flights operating from New York's LaGuardia airport to Cincinnati, Ohio effective November 1, 2002. These network changes will allow Delta to more closely match aircraft capacity with route demand. The stage length for flights out of Cincinnati are on average shorter than those previously flown out of New York's LaGuardia airport. The Company anticipates that its overall operating costs at Cincinnati will be lower than costs incurred while operating at LaGuardia, however, its unit costs overall will be higher as a result of shorter stage lengths coupled with an increase in maintenance costs on the 328 due to the insolvency filing by Fairchild. The Company reset its rate per block hour with Delta in January 2003, in accordance with the terms of its agreement, and these rates reflect the anticipated impact of higher unit costs due to Cincinnati based flying.

       On December 9, 2002, UAL, Inc. and its subsidiaries,including United, filed for protection under Chapter 11 of the United States Bankruptcy Code. UAL is currently operating and managing its business and affairs as a debtor in possession. As part of its first day filings in the bankruptcy proceeding, United requested and was granted a court order permitting, but not requiring it to continue to honor the UA Agreements while United is in bankruptcy. As such, the Company continues to operate as a United Express carrier pursuant to its UA agreement. UAL, Inc. and its subsidiaries have been granted the exclusive right until October 6, 2003, to file a plan of reorganization and the exclusive right until December 5, 2003, to seek acceptances of any such plan. The Court has set May 12, 2003 as the deadline for the filing of proofs of claim, although this deadline does not apply to claims arising under executory contracts and unexpired leases that have yet to be rejected by UAL, Inc. and its subsidiaries. It is possible that any or all of the foregoing deadlines may be extended. In bankruptcy, United also has the right to assume or reject the Company's UA Agreements, as described in Recent Development and Outlook below. No deadline has been set for United to assume or reject the Company's UA Agreements. If United seeks to renegotiate the terms of the UA Agreements, a renegotiated agreement is likely to be on terms that are less favorable to the Company with regard to operating margins and in other respects, which would adversely affect the Company's earnings and/or growth prospects. The Company cannot predict the outcome of United's decision. As of December 31, 2002, the Company believes that United owed ACA approximately $8.0 million as of the date of United's bankruptcy filing for unpaid pre-petition obligations relating to United Express services prior to the filing and that, if these pre-petition amounts are not ultimately paid by United, ACA will have the right to offset amounts ACA owes United for pre-petition services totaling approximately $5.4 million. As of December 31, 2002, the Company has taken a pre-tax charge of $2.6 million relating to this unpaid pre-petition obligation. The Company continues to assess the effects of the bankruptcy filing by United Airlines and its related companies.

          The Company devotes a substantial portion of its business to its operations with United, and obtains substantial services from United in operating that business. The Company's future operations are substantially dependent on United's successful emergence from bankruptcy and on the affirmation or renegotiation of the Company's UA Agreement by United on acceptable terms, or on the Company's ability to successfully establish an alternative to the United business and services. There is no assurance that United will successfully emerge from bankruptcy, and United has said that liquidation is a possibility. If United does not succeed in reorganizing its operations and emerging from bankruptcy, and instead files for a liquidation under Chapter 7 of the U.S. Bankruptcy Code, the Company would be faced with the prospect of having to quickly find another code share partner or to develop the airline related infrastructure to fly as an independent airline. The Company has commenced planning for these contingencies and will continue to pursue actions management believes appropriate in the event that United liquidates under Chapter 7. The Company anticipates that there would be an interruption in its services during a transition period, the length of which would be dependent on several factors including how soon United liquidates. There are no assurances that the Company will be able to find another code share partner or be able to compete as an independent airline, and any prolonged stoppage of flying would materially adversely affect the Company's results of operations and financial position. United's bankruptcy filing may affect the Company in other ways that it is not currently able to anticipate or plan for.


          The UA Agreements call for the resetting of fee-per-departure rates annually based on the Company and United's planned level of operations for the upcoming year. The Company and United are in discussions regarding the fee-per-departure rates to be utilized during 2003. During 2002, the average utilization of aircraft in the United Express operation declined, and as a result, the 2002 rates do not adequately reflect decreases in the Company's aircraft utilization. In the first quarter of 2003, utilization of the Company's aircraft has continued to decline relative to fourth quarter 2002 levels. The Company is seeking a rate adjustment for 2003 consistent with its interpretation of the United Express Agreements that would, among other things, offset this reduction in utilization. Until new rates are established for 2003, United is paying the Company based on 2002 rates and the Company is recording its revenue in 2003 using the rates established for 2002. There can be no assurance that the Company will be able to successfully reset fee-per-departure rates. Unless the Company is successfully able to reset its 2003 fee-per-departure rates with United or to significantly reduce costs or increase utilization, its operating margins for 2003 will be materially affected.


          The Company's Delta Connection service commenced revenue service with 328JETs during the third quarter of 2000 and added CRJs during the fourth quarter of 2000. Approximately $7.8 million in start-up expenses from inception through commencement of revenue service were incurred, which were expensed as incurred. Delta is reimbursing the Company for $5.2 million of these costs, and the amounts are being recorded as revenue ratably through July 2003. Through December 31, 2002, the Company has recorded $4.0 million of this revenue. In January 2003, the Company and Delta agreed to 2003 rates, consistent with the rate setting process contained in the DL Agreement.

          The Company's agreement with Bombardier provides for 30 CRJs to be delivered during the remainder of 2003 and an additional 12 CRJs to be delivered by April 30, 2004. The Company has generally financed its new aircraft deliveries through leverage lease structures involving investments by institutional or industrial investors who provide debt and equity capital to finance the Company's aircraft. This type of financing has been more difficult to obtain since September 11, both in terms of cost and sources of funds. Although the Company has finalized funding arrangements for all aircraft delivered through March 15, 2003, the Company has not been able to locate equity funding, which provides approximately 20% of the aircraft acquisition cost, for any further deliveries and had obtained contingent debt commitments for only four undelivered aircraft. The availability of funding, particularly equity funding, remains uncertain. The Company has a contingent commitment from Economic Development Corporation of Canada ("EDC") for debt financing of four aircraft originally scheduled for delivery in March and April 2003. As a result of the bankruptcy of United, EDC's debt funding obligation is contingent upon the Company obtaining a waiver from EDC. Since the United bankruptcy filing through the date of this filing, the Company has been successful in obtaining such waivers. The Company has been in discussions with EDC to provide debt financing for additional ordered aircraft. The Company may be forced to utilize its own funds for equity investments or to seek alternative sources of funding a portion of its aircraft deliveries. Due to a number of factors, including the United bankruptcy, the effect on the operations of the airline industry of the war with Iraq, and the state of the financing markets, the Company and Bombardier have agreed to delay by two weeks the delivery of two aircraft originally scheduled for March deliveries. The Company is considering the delay of future deliveries and is engaged in discussions with Bombardier regarding financing and the aircraft delivery schedule. As a result of these discussions, Bombardier is withholding approximately $3.7 million in payments due to the Company for amounts owed under the Company's aircraft purchase agreements. In addition, as of February 2003, the Company had $37.3 million on deposit with Bombardier for future aircraft orders.

          In July 2002, Fairchild, the manufacturer of the 32-seat 328JET, opened formal insolvency proceedings in Germany. Fairchild had been operating under the guidance of a court appointed interim trustee since April 2002. Fairchild subsequently notified the Company that it has rejected the Company's purchase agreement covering the remaining 30 328JETs the Company had on firm order for its United Express operation, two 328JETs on firm order for the Company's Private Shuttle operation, and options to acquire 81 additional aircraft. At the time of the opening of formal insolvency proceedings, Fairchild had significant current and future obligations to the Company in connection with the Company's order of 328JET aircraft. These include obligations: to deliver 30 328JETs the Company had on firm order for its United Express operation, two 328JETs on firm order for the Private Shuttle operation, and 81 additional option 328JETs with certain financing support; to pay the Company the difference between the sublease payments, if any, received from remarketing 26 J-41 Turboprop aircraft leased by the Company and the lease payment obligations of the Company on those aircraft; to purchase five J-41 aircraft owned by the Company at their net book value at the time of retirement; to assume certain crew training costs; and to provide spares, warranty, engineering, and related support. In August 2002, the Company filed its claim in the Fairchild insolvency proceeding. The Fairchild insolvency trustee indicated that it is unlikely that funds will be available for claims by unsecured creditors. During the first quarter 2003, the trustee indicated that he is finalizing plans to sell portions of the prior business including the production and support of
328JETs. The Company anticipates that long-term product support would be improved should the businesses be successfully transitioned to a new owner, but does not have any knowledge as to whether a sale of these businesses can in fact be completed or whether production can be resumed. In addition, the Company does not anticipate that such a sale will have an effect on its prior contractual commitments or on its bankruptcy claim.

          The Company believes it has a security interest in Fairchild's equity interest in 32 delivered 328JETs, under which its right to proceed against this collateral will apply upon termination of the applicable lease unless other arrangements are made with the other interested parties. The Company's balance sheet as of December 31, 2002 includes a receivable for $1.2 million with respect to deposits placed with Fairchild for undelivered aircraft. The Company holds a bond from an independent insurance company that was delivered to secure this deposit, and has made a demand for payment under this bond. Fairchild's insolvency trustee has made a claim for the collateral posted with the insurance company, and the insurance company has withheld payment of the bond. The matter is presently with the U.S. bankruptcy court for the Western District of Texas. The Company's balance sheet as of December 31, 2002 also includes approximately $1.0 million due from Fairchild, resulting from payments made or owed by the Company to third parties for certain training and other matters that were to be paid by Fairchild. To the extent the Company does not prevail in its claims, it may be required to take a charge for all or a portion of the $1.0 million due from Fairchild for third party expenses, or the $1.2 million in deposits secured by the bond. At the time of Fairchild's insolvency, the Company had outstanding invoices due to Fairchild for various spare parts purchases. The Company believes it has the right to offset these and other amounts claimed by Fairchild against obligations due from Fairchild, to the extent permitted by law. Fairchild related entities dispute this right, and Fairchild's wholly owned U.S. subsidiary, Dornier Aviation of North America ("DANA"), has filed a lawsuit against the Company claiming amounts allegedly due for certain spare parts, late payment charges, and consignment inventory carrying charges. DANA contends that although its German parent company may not have fulfilled its contractual obligations to the Company, DANA sold spare parts to the Company independent of its parent company's activities and that there is no right of offset. The Company acknowledges that approximately $8 million in outstanding invoices existed, while DANA claims that an additional $3.6 million is due. The action is presently in the discovery stage and it is anticipated that a trial will be held during the summer of 2003.

          The Company's costs to operate its current fleet of 33 328JETs increased in 2002, and may continue to increase in the future due to costs incurred for maintenance repairs that otherwise would have been covered by the manufacturer's warranty and the costs and limited availability of spare parts. Additionally, as a result of Fairchild's rejection of the purchase contract, the Company does not expect Fairchild to satisfy its obligation to pay the difference in the sublease payments, if any, received from remarketing the 26 J-41 aircraft leased by the Company on those aircraft and the amount due under the Company's aircraft leases.

          On June 4, 2002, the Company and United agreed to an amendment to the Company's UA Agreement authorizing the Company to operate an additional 25 CRJs in lieu of 32 328JETs that were to have been delivered by Fairchild, with the additional aircraft to be placed in service no later than April 30, 2004. The Company entered into agreements with Bombardier for the purchase of 25 additional 50-seat CRJs to replace the two delivered and 30 undelivered 32-seat 328JETs for its United Express operation. The Company now has firm orders for 42 additional CRJs as of March 15, 2003, and continues to hold options for an additional 80 CRJs. See below with respect to the Company's present considerations regarding future deliveries.

          Fairchild had the obligation to purchase five J-41 aircraft owned by the Company at their net book value at the time of their retirement. As a result of Fairchild's rejection of the purchase contract, the Company does not expect Fairchild to satisfy this obligation. The Company is required to evaluate the book value of its long-lived assets as compared to estimated fair market value. The Company now estimates that the fair market value of four of the five owned J-41 aircraft will be, in the aggregate, $2.9 million below book value when the aircraft are retired from the fleet. As a result, the Company is recognizing $2.9 million in additional depreciation charges related to such aircraft over their remaining estimated service lives. As of December 31, 2002, the Company had recognized $1.0 million of this additional depreciation expense.

          In June 2002 the Company reconfirmed its commitment to United to remove its remaining J-41 turboprop aircraft from service no later than April 30, 2004. The Company has long-term lease commitments for 25 of these J-41 aircraft and owns 5 J-41 aircraft. During 2002, the Company recorded aircraft early retirement operating charges totaling $24.3 million ($14.6 million net of income tax) for the non-discounted value of future lease payments and other costs associated with the early retirement of 18 J-41 turboprop aircraft. The total 2002 aircraft early retirement charges reflects a charge of $21.5 million ($12.9 million after tax) in the fourth quarter of 2002 relating to J-41 aircraft which are expected to be retired by the fourth quarter of 2003, a $7.6 million charge ($4.5 million after tax) in the third quarter of 2002 related to expected scheduled aircraft retirements by the third quarter of 2003, and a $4.8 million ($2.8 million after tax) credit to income in the second quarter of 2002 to reverse a portion of its prior aircraft early retirement charge of $23.0 million ($13.8 million after tax) recorded in the fourth quarter of 2001. The Company estimates that it will expense approximately $26.5 million (pre-tax) to retire the remaining 8 leased J-41s as they are retired during 2004. The Company plans to actively remarket the J-41s through leasing, subleasing or outright sale of the aircraft. Any of these arrangements involving leased aircraft may require the Company to make payments to the lessor to cover shortfalls between sale prices and lease stipulated loss values. Significant delays in the delivery of the remaining CRJs on firm order could negatively impact the Company's ability to complete its early aircraft retirement plan for the J-41 turboprop fleet.

Liquidity and Capital Resources

          As of December 31, 2002, the Company had cash, cash equivalents, and short-term investments of $242.6 million and working capital of $197.6 million compared to $181.0 million and $138.7 million, respectively, as of December 31, 2001. During the year ended December 31, 2002, cash and cash equivalents decreased $144.4 million, reflecting net cash provided by operating activities of $106.8 million, net cash used in investing activities of $252.1 million (primarily the results of the net increase in short term investments of $206.1 million and purchases of property and equipment of $35.7 million) and net cash provided by financing
activities  of  $0.8  million.   Net  cash  provided  by   financing
activities was mainly related to proceeds from exercise of stock options.

          As of December 31, 2001, the Company had cash, cash equivalents, and short-term investments of $181.0 million and working capital of $138.7 million compared to $121.2 million and $72.0 million, respectively, as of December 31, 2000. During the year ended December 31, 2001, cash and cash equivalents increased $87.6 million, reflecting net cash provided by operating activities of $88.0 million, net cash used in investing activities of $5.7 million (primarily the results of increased purchases of property and equipment of $34.9 million offset by the net reduction in short term investments of $27.8 million) and net cash provided by financing activities of $5.2 million. Net cash provided by financing activities was mainly related to proceeds from exercise of stock options.

     Capital Commitments

          The Company's business is very capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft. The Company has historically funded the acquisition of its aircraft by entering into off-balance sheet financing arrangements known as leveraged leases, in which third parties provide equity and debt financing to purchase the aircraft and simultaneously enter into long-term agreements to lease the aircraft to the Company. See the discussion above in the "Recent Developments and Outlook" section with respect to the Company's present considerations regarding future deliveries. Similarly, the Company often enters into long-term lease commitments to ensure access to terminal, cargo, maintenance and other similar
facilities.   As  can  be  seen in the  table  below  setting  forth
information as of December 31, 2002, these operating lease commitments are significant.

                   2003   2004   2005   2006   2007   Thereafter   Total
 (In millions)
Long term debt   $  4.9 $  5.2 $  6.0 $  5.9 $  5.5  $   30.9   $   58.4
Capital lease
 obligations        1.5     .8      -      -      -         -        2.3
Guaranteed
 simulator usage
 commitments        1.4    1.4    1.2    1.2    1.2       3.7       10.1
Operating lease
 commitments      153.5  148.7  147.1  145.4  138.2   1,099.9    1,832.8
Aircraft purchase
 commitments      700.0  240.0      -      -      -         -      940.0
Total contractual
 capital
 commitments     $861.3 $396.1 $154.3 $152.5 $144.9  $1,134.5   $2,843.6

See Note 4 "Debt", Note 5 "Obligations Under Capital Leases", Note 6 "Operating Leases", and Note 10 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements for additional discussion of these items. Between December 31, 2002 and March 15, 2003, the Company accepted deliveries of 5 CRJs, and paid certain operating lease commitments. As a result, as of March 15, 2003, the Company's operating lease commitments were $64.4 million for the remainder of 2003, $156.6 million for 2004, $157.4 million for 2005, $154.2 million for 2006, and $1.3 billion thereafter. The Company's aircraft purchase commitments were $600 million for the remainder of 2003 and $240 million for 2004.

          The Company also has a variety of other long-term contractual commitments that are of a nature that, under accounting principles generally accepted in the United States, are not required to be reflected on the Company's balance sheet, and that are not generally viewed as "off-balance sheet financing arrangements," such as commitments for major overhaul maintenance on the Company's aircraft, and pilot training. See "Liquidity and Capital Resources
- Other Commitments" below and "Business - Pilot Training" above, and Note 1 "Summary of Accounting Policies - (l) Maintenance" and
Note 10 "Commitments and Contingencies - Training" in the Notes to Consolidated Financial Statements for additional discussion of these items.

          The Company believes that its cash balances and cash flow from operations together with operating lease financing and other available equipment financing will be sufficient to enable the Company to meet its working capital needs, expected operating lease financing commitments, other capital expenditures, and debt service requirements for the remainder of 2003. However, the Company's industry environment is highly uncertain and volatile at this time. Future events could affect the industry or the Company in ways that are not presently anticipated that could adversely affect the Company's liquidity.

     Other Financing

          On September 28, 2001, the Company entered into an asset-based lending agreement with Wachovia Bank, N.A. that initially provided the Company with a line of credit for up to $25.0 million. As a result of the Chapter 11 bankruptcy filing by United Airlines, it was necessary for the Company to request a covenant waiver. As a result of these negotiations, the Company agreed to reduce the size of the lending agreement to $17.5 million and revise certain covenants. The line of credit, which will expire on October 15, 2003, carries an interest rate of LIBOR plus .875% to 1.375% depending on the Company's fixed charges coverage ratio. The Company has pledged $15.7 million of this line of credit as collateral for letters of credit issued on behalf of the Company by a financial institution. The available borrowing under the line of credit is limited to the value of the bond letter of credit on the Company's Dulles, Virginia hangar facility plus 60% of the book value of certain rotable spare parts. As of December 31, 2002 the value of the collateral supporting the line was sufficient for the amount of available credit under the line to be $17.5 million. There have been no borrowings on the line of credit. The amount available for borrowing at December 31, 2002 was $1.8 million after deducting $15.7 million which has been pledged as collateral for letters of credit. The Company intends to request that its current line of credit be renewed upon expiration. If it is unable to renew, the Company believes it has adequate liquidity to pledge cash as collateral for letters of credit.

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

     Aircraft

          The Company has significant lease obligations for aircraft that are classified as operating leases and therefore are not reflected as liabilities on the Company's balance sheet. The remaining terms of such leases range from one to sixteen and three quarters years. The Company's total rent expense in 2002 under all non-cancelable aircraft operating leases was approximately $112.1 million. As of December 31, 2002, the Company's minimum annual rental payments for 2003 under all non-cancelable aircraft operating leases with remaining terms of more than one year were approximately $144.7 million. In order to minimize the total aircraft rental expense over the entire life of the related aircraft leveraged lease transactions, the Company has uneven semiannual lease payment dates of January 1 and July 1 for its CRJ and 328JET aircraft. As of March 15, 2003, approximately 22.1% of the Company's annual lease payments for its CRJ and 328JET aircraft are due in July 2003 and 69.4% are due in January 2004. The amounts due under and payment schedules for any aircraft lease financing entered into after March 15, 2003 may cause these amounts to change. The Company made lease payments for its CRJ and 328JET aircraft totaling $83.8 million in January 2003.

          As of March 15, 2003, the Company had a total of 42 CRJs on firm order from Bombardier, Inc., in addition to the 79 already delivered, and held options for 80 additional CRJs. The 42 firm ordered aircraft include 25 CRJs that were ordered in July, 2002 after Fairchild Dornier GmbH ("Fairchild"), the manufacturer of the 32-seat 328JET, opened formal insolvency proceedings in Germany and rejected the Company's purchase agreement covering 328JETs the Company had on firm order and under option. The Company's agreement with Bombardier provides for 30 CRJs to be delivered during the remainder of 2003 and an additional 12 CRJs to be delivered by April 30, 2004. Due to a number of factors, including the United bankruptcy, the effect on the operations of the airline industry of the war with Iraq, and the state of the financing markets, the Company and Bombardier have agreed to delay by two weeks the scheduled delivery date of two aircraft originally scheduled for March deliveries. The Company is considering the delay of future deliveries and is engaged in discussions with Bombardier regarding financing and the aircraft delivery schedule. See the Recent Developments and Outlook section above with respect to the Company's present considerations regarding future deliveries.

          The Company relies on third party financing to pay for the CRJ aircraft it has ordered. In order to realize the lowest lease rates, the Company has utilized leveraged lease transactions. In a leveraged lease, there is an equity source for 20% - 30% of the purchase price and a debt source for the remaining 70% - 80%. With the uncertainty of United's future and industry conditions, the Company has been unable to secure equity funding for any of its remaining firm ordered aircraft. The Company has been in discussions with the Economic Development Corporation of Canada ("EDC") to provide the debt financing for the ordered aircraft. The Company has a contingent commitment from EDC for debt financing of four aircraft scheduled for delivery in April and May 2003. As a result of the bankruptcy of United, the obligation of the EDC to fund any of the four aircraft is contingent upon the Company obtaining a waiver from the EDC. Since the United bankruptcy filing, through the date of this filing, the Company has been successful in obtaining such waivers.

          A CRJ was damaged in October 2002 as a result of being struck by a shuttle bus that was not operated by the Company. In addition, a CRJ was damaged in February 2003 as a result of snow accumulation on an improperly cleared runway. It is anticipated that both aircraft will be out of operation through May of 2003, and the Company expects the repair costs on both aircraft to be covered by insurance proceeds. The Company does not currently anticipate the loss of use of these aircraft to have a material effect on its results of operations.

     Capital Equipment and Debt Service

           In 2003, the Company anticipates capital spending of approximately $25 million consisting of approximately $6.8 million for rotable spare parts and flight equipment, $7.5 million for ground and maintenance equipment, $5.5 million for computer equipment, and $5.2 million for other capital assets, and expects to finance these capital expenditures out of working capital.

           Principal payments on long term debt for 2003 are estimated to be approximately $4.9 million reflecting borrowings related to the purchase of four CRJs acquired in 1998 and 1999 and five J-41s acquired in 1997 and 1998. The foregoing amount does not include additional debt that may be required for the financing of new CRJs, spare parts and spare engines.

     Other Commitments

          The Company's regional jet fleet is comprised of new aircraft with an average age of less than two and a half years. Since maintenance expense on new aircraft is lower in the early years of operation due to manufacturers' warranties and the generally lower failure rates of major components, the Company's maintenance expense for regional jet aircraft will increase in future periods.

          In 2000, the Company executed a seven-year engine services agreement with GE Engine Services, Inc. ("GE") covering the scheduled and unscheduled repair of ACA's CRJ jet engines, operated on the 43 CRJs already delivered or on order at that time for the United Express operation. This agreement was amended in July 2000 to cover 23 additional CRJ aircraft, bringing the total number of CRJ aircraft covered under the agreement to 66. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown on a monthly basis to GE and GE assumes the responsibility to repair the engines when required at no additional expense to the Company, subject to certain exclusions. The Company's future maintenance expense on CRJ engines covered under the agreement will escalate based on contractual rate increases, intended to match the timing of actual maintenance events that are due pursuant to the terms. The Company expenses aircraft maintenance based upon the amount paid to GE under the agreement, as engine hours are flown. To date, the time between scheduled repair work has been longer and therefore the costs of maintaining these engines has been lower than anticipated at the time the original contract and rates were agreed. The Company has been in negotiations with GE to reduce the base rate in the agreement to reflect the actual operating performance of the engines, to add the remaining ordered aircraft to the agreement, and to extend the term. The Company has disputed the appropriateness of certain contract rate adjustments and in the fourth quarter of 2001 sought other rate concessions from GE in the context of negotiating with GE for an adjustment in rates and for an extension of the contract  to  cover  a longer term and to cover  the  remaining  CRJ aircraft on order. Consistent with its understanding at the time, the Company reduced the amounts it paid GE under the agreement and correspondingly reduced the amounts it expensed for engine maintenance. The Company continues to negotiate with GE and other vendors in order to reach an acceptable maintenance agreement. Accordingly, the Company currently is not adding engines beyond the 66 covered aircraft and anticipates that the adjustments described above will continue to be disputed. The Company recorded $4.8 million, $1.3 million, and $1.3 million to maintenance expense in the second, third, and fourth quarters of 2002, which represented the Company's estimate of amounts that GE may seek to collect under the agreement. In addition, the Company believes that, if it so elects, it has the right to remove any or all engines from this agreement at any time. GE does not agree with the Company's interpretation of the agreement. In February 2003 the Company provided notice of its desire to settle this issue in arbitration. GE subsequently presented an invoice for amounts it believes to be due from the Company, which amounts are $1.0 million in excess of the amounts accrued by the Company, and requested that the question of the amounts due also be settled by arbitration. The parties are presently negotiating whether an agreement can be reached outside of arbitration, as provided in the agreement. If no agreement can be reached and the arbitration is decided in the Company's favor, the Company will remove the engines from the agreement and will negotiate for new terms at market rates. A decision in GE's favor will result in covered engines remaining in the agreement for the balance of the term.

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

          The Company has entered into agreements with Pan Am International Flight Academy ("PAIFA"), which allow the Company to train CRJ, J-41 and 328JET pilots at PAIFA's facility near Washington-Dulles. In 2001, PAIFA relocated its Washington-Dulles operations to a new training facility near the Company's Washington-Dulles headquarters. This facility currently houses three CRJ simulators, a 328JET simulator, and a J-41 simulator. The Company has agreements to purchase an annual minimum number of CRJ simulator training hours at agreed rates through 2010. The Company's payment obligations for CRJ simulator usage over the remaining years of the agreements total approximately $10.1 million.

          In 2001, PAIFA, CAE Schreiner and the Company executed a simulator provision and service agreement providing for 328JET training at the PAIFA facility. Under this agreement, the Company has committed to purchase all of its 328JET simulator time from PAIFA at agreed upon rates, with no minimum number of simulator hours guaranteed.

          The Company has committed to provide its senior executive officers a deferred compensation plan which utilizes split dollar life insurance policies, and for a certain officer, a make-whole provision for income taxes, post retirement salary based on ending salary, and post retirement benefits based on benefits similar to those currently provided to the executive while actively employed. The Company has estimated the cost of the deferred compensation and tax gross up feature, future salary and future benefits and is accruing this cost over the remaining required service time of the executive officers. In 2002, the Company expensed approximately $1.8 million as the current year's cost of these benefits. The Company expects to recognize similar costs annually over the remaining required service life of the senior executives.

          In 1999, the Company commenced a replacement project of its computer software systems covering financials, human resources, benefits, and maintenance. The majority of these costs are being capitalized and amortized over seven years. In 1999, the Company expensed approximately $400,000 related to replacement software selection and capitalized $2.3 million in acquisition and implementation costs. In 2000, 2001 and 2002, the Company capitalized an additional $5.2 million, $2.8 million and $3.5 million of costs incurred, respectively, bringing the total capitalized costs as of December 31, 2002 to $13.8 million.

          The Company's Board of Directors has approved the repurchase of up to $40.0 million of the Company's outstanding common stock in open market or private transactions. As of March 1, 2003 the Company has repurchased 2,171,837 shares of its common stock and has approximately $21.0 million remaining of the $40.0 million authorized for repurchase.

     Inflation

           Inflation has not had a material effect on the Company's operations because the Company's fee-for-service rates are adjusted annually under the terms of its agreements with United and Delta.

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

          Revenue Recognition: Under the proration-of-fare arrangement in effect with United until November of 2000, the Company recognized passenger revenue when a flight was completed. This required various estimates about passenger fares and other factors that were subject to subsequent adjustment and settlement with United and other carriers. Following certain changes in estimates, which resulted in adjustments in 2001 as described in "Results of Operations", the Company does not expect any further adjustments attributable to the former proration-of-fare arrangement. Under the fee-per-departure and fee-per-block hour contracts currently in place with United and Delta, respectively, revenue is the product of the agreed upon rate and the number of departures or the number of block hours flown. Rates are generally agreed to on an annual basis and are subject to adjustments upon certain specified events, such as changes in cities served or in aircraft utilization levels. Until rates are agreed to each year with United and Delta or are adjusted in response to specified events, the Company may be required to estimate these rates and record revenue based upon such estimates until final rates are agreed to by either United or Delta. In addition, certain incentive payments are recorded based upon the Company's assessment of its satisfaction of operational performance criteria and are subject to review by United or Delta.

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

          Aircraft Early Retirement Costs: In determining the cost of the early retirement of leased aircraft (and thus in determining the amount of the aircraft early retirement charge), the Company must estimate, among other things, retirement date, market lease rates, future sub-lease income, the cost of maintenance return provisions, future interest and inflation rates, and the duration and cost of aircraft storage. The Company generally does not accrue for the costs of retiring leased aircraft more than one year before the planned date of removal from service, considering the potential for changes in plans and associated costs. As the associated leases may extend over several years, these costs estimates are subject to change. Any significant delays in the delivery of the remaining CRJs on firm order could cause the actual retirement dates to differ materially from the planned retirement dates.

Recent Accounting Pronouncements

          In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research
Bulletin No. 51, "Consolidated Financial Statements." This interpretation requires an existing unconsolidated variable interest entity to be consolidated by their primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. We do not expect the statement to have a significant impact on our financial position or operating results.


          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123 "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employee, and has made the applicable disclosures in Note 1 to the consolidated financial statements.

          In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation outlines disclosure requirements in a guarantor's financial statements relating to any obligations under guarantees for which it may have potential risk or liability, as well as clarifies a guarantor's requirement to recognize a liability for the fair value, at the inception of the guarantee, of an obligation under that guarantee. The initial recognition and measurement  provisions  of this interpretation  are  effective  for guarantees  issued  or  modified after December  31,  2002  and  the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of March 1, 2003, we have not provided any guarantees that would require recognition or disclosure as liabilities under this interpretation.

          On July 30, 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. Statement No. 146 requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. The Company adopted Statement No. 146 on January 1, 2003. The new rules will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. Existing accounting rules permit the accrual of such costs for firmly committed plans which will be executed within twelve months. Accordingly, to the extent that the Company's plans to early retire J-41 turboprop aircraft extend beyond the end of 2003, the adoption of Statement No. 146 will cause the Company to record costs associated with such individual early retired aircraft in the month they are retired, as opposed to the current accounting treatment of taking a charge for these aircraft in the period in which the retirement plan is initiated. See Note 11 of Notes to Condensed Consolidated Financial Statements.

          In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of this standard, which primarily relate to the rescission of Statement 4, eliminate the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. These provisions are effective in fiscal years beginning after May 15, 2002. We will implement the provisions of SFAS No. 145 beginning in fiscal year 2003. We do not expect the statement to have a significant impact on our financial position or operating results.


          On July 5, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141,
"Business  Combinations",  and  Statement  of  Financial  Accounting
Standard   No.   142,   "Goodwill  and  Other  Intangible   Assets".
Statement No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. Statement No. 142 includes requirements to test goodwill and indefinite life intangible assets for impairment rather than amortize them. Statement No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company adopted
Statement No. 142 in the first quarter of 2002. The implementation of SFAS 141 and SFAS 142 has had minimal impact on the Company's financial position or results of operations. The Company anticipates that SFAS 142 will continue to have minimal impact on the Company's financial position or results of operations.

          On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Statement No. 144 includes requirements related to the classification of assets as held for sale, including the establishment of six criteria that must be satisfied prior to this classification. Statement No. 144 also includes guidance related to the recognition and calculation of impairment losses for long-lived assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement No. 144 on January 1, 2002. Under Statement No. 144, the Company is required to evaluate the book value of its long-lived assets as compared to estimated fair market value. The Company estimates that the fair market value of four of the five owned J-41 aircraft will be in the aggregate $2.9 million below book value when the aircraft are retired from the fleet. As a result, the Company is recognizing $2.9 million in additional depreciation charges related to such aircraft over their remaining estimated service lives. In 2002, the Company recognized $1.0 million in additional depreciation expense.




Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

          The Company's principal market risk results from changes in interest rates.

          The Company's exposure to market risk associated with changes in interest rates relates to the Company's commitment to acquire regional jets. The Company has periodically entered into a series of put and call contracts as an interest rate hedge designed to limit its exposure to interest rate changes on the anticipated issuance of permanent financing relating to the delivery of the CRJ aircraft. During 2000 and 2001, the Company settled eight and one hedge transactions, respectively, paying the counterparty $379,000 in 2000 and paying the counterparty $722,000 in 2001. At December 31, 2000 the Company had one interest rate hedge transaction open with a notional value of $8.5 million. It settled on January 3, 2001 resulting in the payment to the counterparty referenced above. The Company had no interest rate hedge transactions in 2002.

          As of March 15, 2003, the Company had firm commitments to purchase 42 additional jet aircraft. The Company relies on third party financing to pay for the CRJ aircraft it has ordered. In order to realize the lowest lease rates, the Company has utilized leveraged lease transactions. In a leveraged lease, there is an equity source for 20% - 30% of the purchase price and a debt source for the remaining 70% - 80%. With the uncertainty of United's future and industry conditions, the Company has been unable to secure equity funding for any of its remaining firm ordered aircraft. The Company has been in discussions with the Economic Development Corporation of Canada ("EDC") to provide the debt financing for the ordered aircraft. The Company has a contingent commitment from EDC for debt financing of four aircraft scheduled for delivery in April and May 2003. As a result of the bankruptcy of United, the obligation of the EDC to fund any of the four aircraft is contingent upon the Company obtaining a waiver from the EDC. Since the United bankruptcy filing, the Company has been successful in obtaining such waivers.

          The Company does not have significant exposure to changing interest rates on its long-term debt as the interest rates on such debt are fixed. The fair value of this fixed rate debt is sensitive to changes in interest rates. If market rates decline, the required payments will exceed those based on current market rates. The Company's interest rate on its $17.5 million line of credit is dependent on LIBOR plus a percentage ranging from .875% to 1.375% depending on the Company's fixed charges coverage ratio. The
Company does not hold long-term interest sensitive assets and therefore is not exposed to interest rate fluctuations for its assets. The Company does not purchase or hold any derivative financial instruments for trading purposes.

Item 8.        Consolidated Financial Statements

     INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2001 and 2002

Consolidated Statements of Operations for the years ended
 December 31, 2000, 2001 and 2002

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 2001 and 2002

Consolidated Statements of Cash Flows for the years ended
 December 31, 2000, 2001 and 2002

Notes to Consolidated Financial Statements






                     Independent Auditors' Report


The Board of Directors and Stockholders
Atlantic Coast Airlines Holdings, Inc.:

We  have  audited  the accompanying consolidated balance  sheets  of
Atlantic Coast Airlines Holdings, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Airlines Holdings, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                             KPMG LLP

McLean, VA
January 29, 2003, except as to Notes 1(f) and 13, which are as of March 28, 2003



               Atlantic Coast Airlines Holdings, Inc.
                   Consolidated Balance Sheets


 (In thousands, except for share data and par values)
December 31,                                            2001        2002
Assets
 Current:
  Cash and cash equivalents                          $ 173,669   $  29,261
  Short term investments                                 7,300     213,360
  Accounts receivable, net                               8,933      13,870
  Expendable parts and fuel inventory,net               10,565      14,317
  Prepaid expenses and other current assets             19,365      38,610
  Deferred tax asset                                     6,806      16,114
     Total current assets                              226,638     325,532
 Property and equipment at cost, net of
  accumulated depreciation and amortization            171,528     195,413
 Intangible assets, net of accumulated amortization      1,941       1,873
 Debt issuance costs, net of accumulated amortization    3,415       3,117
 Aircraft deposits                                      44,810      44,810
 Other assets                                            4,093       4,393
     Total assets                                    $ 452,425   $ 575,138
Liabilities and Stockholders' Equity
 Current:
  Current portion of long-term debt                  $   4,639   $   4,900
  Current portion of capital lease obligations           1,359       1,449
  Accounts payable                                      21,750      22,475
  Accrued liabilities                                   55,570      84,377
  Accrued aircraft early retirement charge               4,661      14,700
     Total current liabilities                          87,979     127,901
 Long-term debt, less current portion                   58,441      53,540
 Capital lease obligations, less current portion         2,202         751
 Deferred tax liability                                 17,448      22,384
 Deferred credits, net                                  45,063      61,903
 Accrued aircraft early retirement charge,
  less current portion                                  19,226      31,768
 Other long-term liabilities                               766       1,523
     Total liabilities                                 231,125     299,770
 Stockholders' equity:
  Preferred Stock: $.02 par value per share;
   shares authorized 5,000,000; no shares issued or
   outstanding in 2001 or 2002                               -           -
  Common stock: $.02 par value per share;
   shares authorized 130,000,000; shares
   issued 49,229,202 in 2001 and 50,255,184
   in 2002; shares outstanding 44,182,870 in
   2001 and 45,195,115 in 2002                             985       1,005
  Class A common stock: nonvoting; no par
   value; $.02 stated value per share;
   shares authorized 6,000,000; no shares
   issued or outstanding                                     -           -
  Additional paid-in capital                           136,058     151,103
  Less:  Common stock in treasury, at cost,
   5,046,332 shares in 2001 and 5,060,069 in
   2002                                                (35,303)    (35,586)
  Retained earnings                                    119,560     158,846
     Total stockholders' equity                        221,300     275,368
     Total liabilities and stockholders' equity      $ 452,425   $ 575,138
     Commitments and Contingencies

See accompanying notes to consolidated financial statements



               Atlantic Coast Airlines Holdings, Inc.
               Consolidated Statements of Operations


(In thousands, except for per share data)

Years ended December 31,                          2000       2001       2002
Operating revenues:
 Passenger                                    $ 442,695  $ 577,604  $ 749,103
 Other                                            9,831      5,812     11,421
     Total operating revenues                   452,526    583,416    760,524
Operating expenses:
 Salaries and related costs                     107,831    164,446    203,341
 Aircraft fuel                                   64,433     88,308    115,801
 Aircraft maintenance and materials              36,750     48,478     72,233
 Aircraft rentals                                59,792     90,323    112,068
 Traffic commissions and related fees            56,623     15,589     19,994
 Facility rents and landing fees                 20,284     32,025     43,805
 Depreciation and amortization                   11,193     15,353     21,155
 Other                                           42,537     61,674     85,163
 Aircraft early retirement charge                28,996     23,026     24,331
     Total operating expenses                   428,439    539,222    697,891
Operating income                                 24,087     44,194     62,633
Other (expense) income:
 Interest expense                                (6,030)    (4,832)    (4,332)
 Interest income                                  5,033      7,500      4,628
 Government compensation                              -      9,710        944
 Other (expense) income, net                       (278)       263        552
     Total other (expense) income, net           (1,275)    12,641      1,792
Income before income tax provision               22,812     56,835     64,425
  Income tax provision                            7,657     22,513     25,139
Net income                                    $  15,155  $  34,322  $  39,286
Income per share:
 Basic:
     Net income                                    $.38       $.79       $.87
 Diluted:
     Net income                                    $.36       $.76       $.85

 Weighted average shares used in
  computation:
     Basic                                       40,150     43,434     45,047
     Diluted                                     43,638     45,210     46,019

         See accompanying notes to consolidated financial statements.


                         Atlantic Coast Airlines Holdings, Inc.
                   Consolidated Statements of Stockholders' Equity

(In thousands, except for share data)

                         Common Stock  Additional   Treasury Stock
                         ------------   Paid-In     --------------    Retained
                        Shares   Amount Capital    Shares    Amount   Earnings
Balance
 December 31, 1999    42,167,854 $  843 $ 88,704  4,911,332 $(34,106) $ 70,083
Exercise of common
 stock options         1,132,432     23    3,919          -        -         -
Tax benefit of stock
 option exercise               -      -    4,952          -        -         -
Purchase of treasury
 stock                         -      -        -    135,000   (1,197)        -
Conversion of debt     4,404,434     88   19,261          -        -         -
Amortization of
 deferred compensation         -      -      448          -        -         -
Net income                     -      -        -          -        -    15,155

Balance
 December 31, 2000    47,704,720 $  954 $117,284  5,046,332 $(35,303) $ 85,238
Exercise of common
 stock options         1,524,482     31    8,145          -        -         -
Tax benefit of stock
 option exercise               -      -    9,010          -        -         -
Amortization of
 deferred compensation         -      -    1,619          -        -         -
Net income                     -      -        -          -        -    34,322

Balance December 31
 December 31, 2001    49,229,202 $  985 $136,058  5,046,332 $(35,303) $119,560
 Exercise of common
 stock options         1,025,982     20    7,027          -        -         -
Tax benefit of stock
 option exercise               -      -    6,634          -        -         -
Purchase of treasury
 stock                         -      -        -     13,737     (283)        -
Amortization of
 deferred compensation         -      -    1,384          -        -         -
Net income                     -      -        -          -        -    39,286

Balance
 December 31, 2002    50,255,184 $1,005 $151,103  5,060,069 $(35,586) $158,846

See accompanying notes to consolidated financial statements.


                         Atlantic Coast Airlines Holdings, Inc.
                   Consolidated Statements of Cash Flows


(In thousands)

Years ended December 31,                         2000       2001       2002
Cash flows from operating activities:
 Net income                                   $ 15,155    $ 34,322  $ 39,286
 Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                 11,544      16,179    22,031
  Amortization of intangibles and
   pre-operating costs                             183         193        17
  Provision for uncollectible
   accounts receivable                             503         227     2,619
  Provision for inventory obsolesence              237         578       596
  Amortization of deferred credits              (1,599)     (3,662)   (4,966)
  Amortization of debt issuance costs              297         293       304
  Capitalized interest, net                     (2,554)     (1,835)   (1,032)
  Deferred tax (benefit) provision              (4,648)      5,681    (4,372)
  Net loss on disposal of fixed assits               -         198       567
  Amortization of debt discount and
   finance costs                                    56          61       202
  Gain on early termination of
   capital lease                                    (3)          -         -
  Amortization of deferred compensation            469       1,619     1,384
  Other                                              -           -         -
 Changes in operating assets and
 liabilities:
  Accounts receivable                            6,564      25,148     2.455
  Expendable parts and fuel inventory           (2,310)     (4,956)   (4,348)
  Prepaid expenses and
   other current assets                         (1,866)     (5,376)  (19,403)
  Accounts payable                              22,300       9,275    12,016
  Accrued liabilities                           49,601      10,100    59,477
    Net cash provided by operating activities   93,929      88,045   106,833
Cash flows from investing activities:
 Purchases of property and equipment           (19,146)    (34,903)  (35,655)
 Proceeds from sales of fixed assets               585           -        28
 Purchases of short term investments           (74,705)    (76,715) (651,365)
 Maturities of short term investments           57,155     104,515   445,305
 Refund of deposits                              4,600      11,100     5,800
 Payments for aircraft and other deposits      (12,330)     (9,701)  (16,170)
    Net cash used in investing activities      (43,841)     (5,704) (252,057)
Cash flows from financing activities:
 Payments of long-term debt                     (4,758)     (4,344)   (4,640)
 Payments of capital lease obligations          (1,647)     (1,959)   (1,361)
 Proceeds from receipt of deferred
  credits and other                                173       4,286         -
 Deferred financing costs                         (381)       (948)       53
 Proceeds from exercise of stock options         3,942       8,176     7,047
 Purchase of treasury stock                     (1,197)          -      (283)
    Net cash (used in)
     provided by financing activities           (3,868)      5,211       816                Net cash (used in)
Net increase (decrease) in cash and
 cash equivalents                               46,220      87,522  (144,408)
Cash and cash equivalents, beginning
 of year                                        39,897      86,117   173,669
Cash and cash equivalents, end of year        $ 86,117    $173,669  $ 29,261

See accompanying notes to consolidated financial statements.

1.Summary of
  Accounting
  Policies

                 (a)Basis of Presentation

                    The accompanying consolidated financial statements include the accounts of Atlantic Coast Airlines Holdings, Inc. ("ACAI") and its wholly owned subsidiaries, Atlantic Coast Airlines ("ACA") and Atlantic Coast Jet, Inc. ("ACJet"), (collectively, the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. On July 1, 2001, ACAI combined the operations of its ACJet subsidiary into the operations of ACA and on July 9, 2002 converted Atlantic Coast Jet, Inc. into a limited liability corporation named Atlantic Coast Jet, LLC. Neither Atlantic Coast Jet, LLC, nor its predecessor, ACJet, have had any activity since June 30, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's flights are operated under code sharing agreements with United Airlines, Inc. ("United") and Delta Airlines ("Delta") and are identified as United Express and Delta Connection flights in computer reservation systems. As of December 31, 2002, the Company provided scheduled air transportation service as United Express for passengers to destinations in the Eastern and Midwestern United States. The Company provides scheduled air transportation service as Delta Connection to various destinations in the Eastern United States and Canada. The Company also operates private shuttle service and ad hoc charter service.

                 (b)Cash, Cash Equivalents and Short-Term Investments

                    The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. Investments with an original maturity greater than three months and less than one year are considered short-term investments. In addition, the Company holds investments in tax-free, variable-rate Industrial Revenue Bonds ("IRB") and General Obligation Bonds ("GOB") having initial maturities up to 30 years. Pursuant to the company's investment policy, these bonds must have a long-term rating of at least AA by Standard & Poor's or Aa by Moodys to be eligible investments. The Company's investment policy also has issuer and geographical concentration limitations on these investments. These bonds are often backed by letters of credit or insurance and can be sold back to the remarketer at par on a weekly or monthly basis.

                    As such, the Company considers securities of this type to be short-term investments. All short-term investments are considered to be available for sale. Due to the short maturities associated with the Company's investments, the amortized cost approximates fair market value. Accordingly, no adjustment has been made to record unrealized holding gains and losses


                 (c)Airline Revenues

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

                    Under the proration-of-fare arrangement in effect with United until November of 2000, the Company recognized passenger revenue when a flight was completed. This required various estimates about passenger fares and other factors that were subject to subsequent adjustment and settlement with United and other carriers. Under the fee-per-departure and fee-per-block hour contracts currently in place with United and Delta, respectively, revenue is the product of the agreed upon rate and the number of departures or the number of block hours flown. Rates are generally agreed to on an annual basis and are subject to adjustments upon certain specified events, such as changes in cities served or in aircraft utilization levels. Until rates are agreed to each year with United and Delta or are adjusted in response to specified events, the Company may be required to estimate these rates and record revenue based upon such estimates until final rates are agreed to by either United or Delta. In addition, certain incentive payments are recorded based upon the Company's assessment of its satisfaction of operational performance criteria and are subject to review by United or Delta.



                    ACA participates in United's Mileage Plus frequent flyer program and in the Delta SkyMiles frequent flyer program. The Company does not accrue for incremental costs for mileage accumulation or redemption relating to these programs because the Company operates under agreements with United and Delta, and the Company's revenues under these agreements are not affected by the number of miles earned by its passengers or number of passengers on its flights redeeming miles.

                 (d)Accounts and Notes Receivable

                    Accounts receivable are stated net of allowances for uncollectible accounts of approximately $595,000 and $3.1 million at December 31, 2001 and 2002, respectively. Amounts charged to expenses for uncollectible accounts in 2000, 2001 and 2002 were $503,000, $227,000 and $2.6 million respectively. Write-off of accounts receivable were $521,000, $386,000 and $150,000 in 2000, 2001 and 2002, respectively. Accounts receivable as of December 31, 2001 and 2002 included ticket receivables of $1.3 million and $607,000 respectively, and approximately $4.4 million and $4.3 million respectively, related to manufacturers credits to be applied towards future spare parts purchases and training expenses. The increase in the allowances for uncollectible accounts in 2002 is largely attributed to the potential write-off of net amounts due from United Airlines as a result of its bankruptcy filing. Based on the Company's most recent estimates, the Company believes that United owed ACA approximately $8.0 million as of the date of United's bankruptcy filing for unpaid pre-petition obligations relating to United Express services prior to the filing and that, if these pre-petition obligations are not ultimately paid by United, ACA will have the right to offset amounts ACA owes United for pre-petition services totaling approximately $5.4 million. The large decrease in ticket receivables is due to the change in the UA Agreement from a proration-of-fare arrangement to a fee-per-departure arrangement as described herein.

                 (e)Concentrations of Credit Risk

                    Substantially all of the Company's passenger tickets are sold by other air carriers. Prior to the change from a proration of fare agreement to a fee-per-departure agreement, the Company had a significant concentration of its accounts receivable with other air carriers with no collateral. At December 31, 2001 and 2002, accounts receivable from air carriers totaled approximately $929,000 and $449,000 respectively. Of the total amount, approximately $240,000 and $118,000 at December 31, 2001 and 2002,
                    respectively, were due from United. Under the fee-per-departure agreements, the Company receives payment in advance from both United and Delta. Historically, accounts receivable losses have not been significant.


                 (f)Risks and Uncertainties


                    The   U.S.   airline   industry   continues    to
                    experience depressed demand and shifts in passenger demand, increased insurance costs, changing and increased government regulations and tightened credit markets, evidenced by higher credit spreads and reduced capacity. These factors are directly affecting the operations and financial condition of participants in the industry including the Company, its code share partners, and aircraft manufacturers. Although recent steps taken by the major U.S. carriers to return to profitability have generally increased the importance of regional jets to the industry, future implementation will depend on market conditions and relative cost structures. Aggressive cost-cutting by major airlines, including United's actions in bankruptcy, have reduced the gap between trip costs for the major airlines' smallest jets relative to regional jets, thus putting increased pressure on regional jet operators to also decrease their costs. Moreover, the ongoing losses incurred by the industry continue to raise substantial risks and uncertainties. As discussed below, these risks may impact the Company, its code share partners, and aircraft manufacturers in ways that the Company is not currently able to predict.

                    United Express:

                    The Company's United Express Agreements ("UA Agreements") define the Company's relationship with United. In November 2000, the Company and United amended and restated the UA Agreements, effectively changing from a revenue sharing arrangement to a fee-per-departure arrangement. Under the UA Agreements in effect prior to November 2000, the Company was responsible for scheduling, marketing and pricing its flights, in coordination with United's operations, and paid a portion of the revenue it received from passenger fares to United. Under the fee-per-departure structure in effect as of December 1, 2000, the Company operates a flight schedule designated by United, for which United pays the Company an agreed amount per departure regardless of the number of passengers carried, with the Company being able to receive additional incentive payments based on operational performance. The Company thereby assumes the risks associated with operating the flight schedule and United assumes the risk of scheduling, marketing, and selling seats to the traveling public. The restated UA Agreements are for a term of ten years. The restated UA Agreements, as amended, give ACA the authority to operate up to 121 regional jets in the United Express operation if delivered by April 30, 2004. By operating under the UA Agreements, the Company is able to use United's "UA" flight designator code to identify the Company's flights and fares in the major airline global distribution systems, including United's "Apollo" reservation system, and to use the United Express logo and exterior aircraft paint schemes and uniforms similar to those of United.

                    Pursuant to the restated UA Agreements, United, at its own expense, provides a number of additional services to ACA. These include customer reservations, customer service, pricing, scheduling, revenue accounting, revenue management, frequent flyer administration, advertising, provision of ticket handling services at United's ticketing locations, and provision of airport signage and ground support services at most of the airports where both ACA and United operate flights. Under the restated agreement, the Company remains responsible for fees associated with the global distribution systems. The UA Agreements do not prohibit United from serving, or from entering into agreements with other airlines who would serve, routes served by the Company, but state that
                    United may terminate the UA Agreements if ACAI or ACA enter into a similar arrangement with any other carrier other than Delta or a replacement for Delta without United's prior written approval. The UA Agreements limit the ability of ACAI and ACA to merge with another company or dispose of certain assets or aircraft without offering United a right of first refusal to acquire the Company or such assets or aircraft, and provide United the right to terminate the UA Agreements if ACAI or ACA merge with or are controlled or acquired by another carrier. The UA agreements provide United with the right to assume ACA's ownership or leasehold interest in certain aircraft in the event ACA breaches specified provisions of the UA agreements, or fails to meet specified performance standards. The UA Agreements call for the resetting of fee-per-departure rates annually based on the Company and United's planned level of operations for the upcoming year. The Company and United are in discussions regarding the fee-per-departure rates to be utilized during 2003.

                    On   December   9,  2002,  UAL,  Inc.   and   its
                    subsidiaries, including United, filed for protection under Chapter 11 of the United States Bankruptcy Code. UAL is currently operating and managing its business and affairs as a debtor in possession. As part of its first day filings in the bankruptcy proceeding, United requested and was granted a court order permitting, but not requiring it to continue to honor the UA Agreements while United is in bankruptcy. As such, the Company continues to operate as a United Express carrier pursuant to its UA agreement. UAL, Inc. and its subsidiaries have been granted the exclusive right until October 6, 2003, to file a plan of reorganization and the exclusive right until December 5, 2003, to seek acceptances of any such plan. The Court has set May 12, 2003 as the deadline for the filing of proofs of claim, although this deadline does not apply to claims arising under executory contracts and unexpired leases that have yet to be rejected by UAL, Inc. and its subsidiaries. It is possible that any or all of the foregoing deadlines may be extended. In bankruptcy, United also has the right to assume or reject the Company's UA Agreements, as described in Recent Development and Outlook below. No deadline has been set for United to assume or reject the Company's UA Agreements.


                    Delta Connection:

                    In September 1999, the Company reached a ten-year agreement with Delta to operate regional jet aircraft as part of the Delta Connection program. The Company began Delta Connection revenue service on August 1, 2000. The Company's Delta Connection Agreement ("DL Agreement") defines the Company's relationship with Delta. The Company is compensated by Delta on a fee-per-block hour basis. Under the fee-per-block hour arrangement, the Company is contractually obligated to operate a flight schedule designated by Delta, for which Delta pays the Company an agreed amount per block hour flown regardless of the number of passengers carried, with incentive payments based on operational performance. The Company thereby assumes the risks associated with operating the flight schedule and Delta assumes the risks of scheduling, marketing, and selling seats to the traveling public. By operating as part of the Delta Connection program, the Company is able to use Delta's "DL" flight designator to identify ACA's flights and fares in global distribution systems, including Delta's "Deltamatic" reservation system, and to use the Delta
                    Connection logo and exterior aircraft paint schemes and uniforms similar to those of Delta.

                    Pursuant to the DL Agreement, Delta, at its expense, provides a number of support services to ACA. These include customer reservations, customer service, ground handling, station operations, a maintenance hangar facility in Cincinnati, pricing, scheduling, revenue accounting, revenue management, frequent flyer administration, advertising and other passenger, aircraft and traffic servicing functions in connection with the ACA operation. Delta may terminate the DL Agreement at any time if the Company fails to meet certain performance standards and, subject to certain rights of the
                    Company and by providing 180 days notice to the Company, may terminate without cause. If Delta terminates the Delta agreement without cause prior to March 2010, the Company has the right to put all or some of the Delta Connection aircraft to Delta. The DL Agreement requires the Company to obtain Delta's approval if it chooses to enter into a code-sharing arrangement with another carrier other than in connection with termination of the UA Agreements, to list its flights under any other code, or to operate flights for any other carrier, except with respect to such arrangements with United or non-U.S. code-share partners of United or in certain other circumstances. The DL Agreement does not prohibit Delta from serving, or from entering into agreements with other airlines that would serve, routes flown by the Company. The DL Agreement also restricts the ability of the Company to dispose of aircraft subject to the agreement without offering Delta a right of first refusal to acquire such aircraft, and provides that Delta may extend or terminate the agreement if, among other things, the Company merges with or sells its assets to another entity, is acquired by another entity or if any person acquires more than a specified percentage of its stock.

                    In January 2003, the Company and Delta agreed to 2003 rates, consistent with the rate setting process contained in the DL Agreement.

                    At December 31, 2002 74 Bombardier CRJ200s ("CRJs"), 2 Fairchild Dornier 328JETs ("328JET"), and 30 British Aerospace J-41's ("J-41's") were operated under the United Express program and 30 328JETs were operated under the Delta Connection program. For the year ended December 31, 2002, 82% of consolidated passenger revenues were derived from the United Express program and 18% of consolidated passenger revenues were derived from the Delta Connection program. Following the terrorist attacks on September 11, 2001, the major U.S. airlines have suffered substantial losses and continued losses are expected until passenger traffic levels substantially recover.

                    Fairchild Dornier Purchase Agreement:

                    In July 2002, Fairchild, the manufacturer of the 32-seat 328JET, opened formal insolvency proceedings in Germany. Fairchild had been operating under the guidance of a court appointed interim trustee since April 2002. Fairchild subsequently notified the Company that it has rejected the Company's purchase agreement covering the remaining 30 328JETs the Company had on firm order for its United Express operation, two 328JETs on firm order for the Company's Private Shuttle operation, and options to acquire 81 additional aircraft. At the time of the opening of formal insolvency proceedings, Fairchild had significant current and future obligations to the Company in connection with the Company's order of 328JET aircraft. These include obligations: to deliver 30 328JETs the Company had on firm order for its United Express operation, two 328JETs on firm order for the Private Shuttle operation, and 81 additional option 328JETs with certain financing support; to pay the Company the difference between the sublease payments, if any, received from remarketing 26 J-41 Turboprop aircraft leased by the Company and the lease payment obligations of the Company on those aircraft; to purchase five J-41 aircraft owned by the Company at their net book value at the time of retirement; to assume certain crew training costs; and to provide spares, warranty, engineering, and related support. In August 2002, the Company filed its claim in the Fairchild insolvency proceeding. The Fairchild insolvency trustee indicated that it is unlikely that funds will be available for claims by unsecured creditors. During the first quarter 2003, the trustee indicated that he is finalizing plans to sell portions of the prior business including the production and support of 328JETs. The Company anticipates that long-term product support would be improved should the businesses be successfully transitioned to a new owner, but does not have any knowledge as to whether a sale of these businesses can in fact be completed or whether production can be resumed. In addition, the Company does not anticipate that such a sale will have an effect on its prior contractual commitments or on its bankruptcy claim.

                    The Company believes it has a security interest in Fairchild's equity interest in 32 delivered 328JETs, under which its right to proceed against this collateral will apply upon termination of the applicable lease unless other arrangements are made with the other interested parties. The Company's balance sheet as of December 31, 2002 includes a receivable for $1.2 million with respect to deposits placed with Fairchild for undelivered aircraft. The Company holds a bond from an independent insurance company that was delivered to secure this deposit, and has made a demand for payment under this bond. Fairchild's insolvency trustee has made a claim for the collateral posted with the insurance company, and the insurance company has withheld payment of the bond. The matter is presently with the U.S. bankruptcy court for the Western District of Texas. The Company's balance sheet as of December 31, 2002 also includes approximately $1.0 million due from Fairchild, resulting from payments made or owed by the Company to third parties for certain training and other matters that were to be paid by Fairchild. At the time of Fairchild's insolvency, the Company had outstanding invoices due to Fairchild for various spare parts purchases. The Company believes it has the right to offset these and other obligations claimed by Fairchild against amounts the Company owes Fairchild, to the extent permitted by law. Fairchild disputes this right, and Fairchild's wholly owned U.S. subsidiary, Dornier Aviation of North America ("DANA"), has filed suit against the Company claiming amounts allegedly due for certain spare parts, late payment charges, and consignment inventory carrying charges. DANA contends that although its German parent company may not have fulfilled its contractual obligations to the Company, DANA sold spare parts to the Company independent of its parent company's activities and that there is no right of offset. The Company acknowledges that approximately $8 million in outstanding invoices existed, while DANA claims that an additional $3.6 million is due. The action is presently in the discovery stage and it is anticipated that a trial will be held during the summer of 2003. To the extent the Company does not prevail in its claims, it may be required to take a charge for all or a portion of the $1.0 million due from Fairchild for third party expenses, or the $1.2 million in deposits secured by the bond.

                    The Company's costs to operate its current fleet of 33 328JETs increased in 2002, and may continue to increase in the near future, due to costs incurred for maintenance repairs that otherwise would have been covered by the manufacturer's warranty and the costs and limited availability of spare parts. Additionally, as a result of Fairchild's rejection of the purchase contract, the Company does not expect Fairchild to satisfy its obligation to pay the difference in the sublease payments, if any, received from remarketing the 26 J-41 aircraft leased by the Company on those aircraft and the amount due under the Company's aircraft leases.

                    Collective Bargaining Agreements:

                    The Company's pilots are represented by the Airline Pilots Association ("ALPA"), flight attendants are represented by the Association of Flight Attendants ("AFA"), and aviation maintenance technicians and ground service equipment mechanics are represented by the Aircraft Mechanics Fraternal Association ("AMFA").

                    In January 2001, the Company agreed to a new four-and-a-half year collective bargaining agreement with its pilot union that was subsequently ratified and became effective on February 9, 2001. The collective bargaining agreement covers pilots flying for the United Express, Delta Connection, and charter operations. The Company has approached its pilot union with the intent to negotiate wage reductions and work rule changes through voluntary concessions, with the goal of bringing its pilot costs in line with other regional carriers that compete with the Company for its existing and new business.

                    The Company's collective bargaining agreement with AMFA, which was ratified in June 1998, became amendable in June 2002, and its collective bargaining agreement with the AFA, which was ratified in October 1998, became amendable in October 2002. The Company has entered into negotiations with AMFA and AFA regarding new agreements.

                    In the airline industry, labor relations are regulated by the Railway Labor Act ("RLA"). Under the RLA, collective bargaining agreements do not expire but, rather, become amendable. The wage rates, benefits and work rules contained in a contract that has become amendable remain in place and represent the status quo until a successor agreement is in place. The parties may not resort to self-help, such as strikes or lockouts, until the RLA processes for collective bargaining have been exhausted.

                    Certain  of  the  Company's  unrepresented  labor
                    groups are from time to time approached by unions seeking to represent them. In 2002, the International Association of Machinists and Aerospace Workers ("IAM") attempted to organize the Company's customer service employees. The Company was informed by the National Mediation Board ("NMB") that the IAM did not receive a sufficient showing of interest from customer service employees to merit holding an election. Because of this, the NMB will not accept any application seeking representation of the Company's customer service employees prior to March 2004.

                    In February 2003, the Company was informed by the National Mediation Board that the Transport Workers Union ("TWU") was seeking election to represent the Company's dispatch employees. The election will take place in early April.

                    The Company is in the process of implementing a hiring freeze, wage reductions for salaried employees, and bonus plan reductions for all
                    employees   as   a   part  of  its   cost-cutting
                    measures,  as  more  fully detailed  in  Note  13
                    Subsequent Events.

                    Aviation Insurance

                    Following the September 11 terrorist attacks, the aviation insurance industry imposed a worldwide surcharge on aviation insurance rates as well as a reduction in coverage for certain war risks. In response to the reduction in coverage, the Air Transportation Safety and System Stabilization Act provides U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market. Prior to December 2002, the Company purchased hull war risk coverage through the private insurance market, and purchased liability war risk coverage through a combination of U.S. government provided insurance and private insurance. In December 2002, the U.S. government offered to provide additional war risk coverage that included certain risks previously covered by private insurance. The Company has purchased, at rates that are significantly lower than those charged by private insurance carriers, hull and liability war risk coverage from the U.S. government through April 14, 2003. These savings are passed through to the Company's major airline partners pursuant to its current UA and DL Agreements. The Company anticipates that it will renew the government insurance for as long as the coverage is available, and then obtain this coverage through the private insurance market. Under the Company's UA and DL Agreements, the Company passes through the cost of insurance to its partners. However, the absence of insurance, or availability at excessive rates, could affect the Company's ability to operate. The Company anticipates that it will follow industry practices with respect to sources of insurance.


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

                 (h)Expendable Parts

                    Expendable parts and supplies are stated at the weighted average cost, less an allowance for obsolescence of $1.2 million and $1.1 million as of December 31, 2001 and 2002, respectively. Expendable parts and supplies are charged to expense as they are used. Amounts charged to costs and expenses for obsolescence in 2000, 2001 and 2002 were $237,000, $578,000 and $596,000, respectively.


                 (i)Property and Equipment

                    Property and equipment, including rotable spare parts, are stated at cost. Assets held under capital leases are initially recorded at the present value of the minimum future lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets that range from five to sixteen and one half years. Capital leases and leasehold improvements are amortized over the shorter of the estimated life or the remaining term of the lease.

                    Amortization of capital leases and leasehold improvements is included in depreciation expense.

                    The Company periodically evaluates whether events and circumstances have occurred which may impact the remaining estimated useful life or the recoverability of the remaining carrying value of its long-lived assets, including rotable spare parts. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss would be recognized by the Company.

                 (j)Pre-operating Costs

                    The American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5") on accounting for start-up costs, including pre-operating costs related to the introduction of new fleet types by airlines, which the Company adopted effective January 1, 1999.

                    In accordance with SOP 98-5, approximately $5.6 million of pre-operating costs incurred during 2000 for the start up of ACJet were expensed as incurred.

                 (k)Intangible Assets

                    Goodwill of approximately $3.2 million, representing the excess of cost over the fair value of net assets acquired in the acquisition of ACA, was previously amortized by the straight-line method over twenty years. Costs incurred to acquire slots were being amortized by the straight-line method over twenty years. The primary financial indicator used by the Company to assess the recoverability of its intangible assets is undiscounted future cash flows from operations. The amount of impairment, if any, is measured based on projected future cash flows using a discount rate reflecting the Company's average cost of funds. Accumulated amortization of intangible assets at December 31, 2001 and 2002 was $1.8 million.

                    In accordance with Statement of Financial Accounting Standards No. 142, (see Note 17), which the Company adopted as of January 1, 2002, the Company no longer recognizes amortization of its goodwill and slots for 2002 and future years but, instead, evaluates these assets, at least annually, for potential impairment based upon fair value.

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

                    In 2000, the Company executed a seven-year engine services agreement with GE Engine Services, Inc. ("GE") covering the scheduled and unscheduled repair of ACA's CRJ jet engines, operated on the 43 CRJs already delivered or on order at that time for the United Express operation. This agreement was amended in July 2000 to cover 23 additional CRJ aircraft, bringing the total number of CRJ aircraft covered under the agreement to 66. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown on a monthly basis to GE and GE assumes the responsibility to repair the engines when required at no additional expense to the Company, subject to certain exclusions. The Company's future maintenance expense on CRJ engines covered under the agreement will escalate based on contractual rate increases, intended to match the timing of actual maintenance events that are due pursuant to the terms. The Company expenses aircraft maintenance based upon the amount paid to GE under the agreement, as engine hours are flown. To date, the time between scheduled repair work has been longer and therefore the costs of maintaining these engines has been lower than anticipated at the time the original contract and rates were agreed. The Company has been in negotiations with GE to reduce the base rate in the agreement to reflect the actual operating performance of the engines, to add the remaining ordered aircraft to the agreement, and to extend the term. The Company has disputed the appropriateness of certain contract rate adjustments and in the fourth quarter of 2001 sought other rate concessions from GE in the context of negotiating with GE for an adjustment in rates and for an extension of the contract to cover a longer term and to cover the remaining CRJ aircraft on order. Consistent with its understanding at the time, the Company reduced the amounts it paid GE under the agreement and correspondingly reduced the amounts it expensed for engine maintenance. The Company continues to negotiate with GE and other vendors in order to reach an acceptable maintenance agreement. Accordingly, the Company currently is not adding engines beyond the 66 covered aircraft and anticipates that the adjustments described above will continue to be disputed. The Company recorded $4.8 million, $1.3 million, and $1.3 million to maintenance expense in the second, third, and fourth quarters of 2002, which represented the Company's estimate of amounts that GE may seek to collect under the agreement. In addition, the Company believes that, if it so elects, it has the right to remove any or all engines from this agreement at any time. GE does not agree with the Company's interpretation of the agreement. In February 2003 the Company provided notice of its desire to settle this issue in arbitration. GE subsequently presented an invoice for amounts it believes to be due from the Company, which amounts are $1.0 million in excess of the amounts accrued by the Company, and requested that the question of the amounts due also be settled by arbitration. The parties are presently negotiating whether an agreement can be reached outside of arbitration, as provided in the agreement. If no agreement can be reached and the arbitration is decided in the Company's favor, the Company will remove the engines from the agreement and will negotiate for new terms at market rates. A decision in GE's favor will result in covered engines remaining in the agreement for the balance of the term.

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

                    For purposes of the pro forma disclosures of compensation expense under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company uses the Black-Scholes option model to estimate the fair value of options. A risk-free interest rate of 6.0%, 4.5% and 3.1% for 2000, 2001 and 2002, respectively, a volatility rate of 65.0%, 73.4% and 70.6% for 2000, 2001 and 2002, respectively, with an expected life of 4.0 years for 2000, 4.0 years for 2001 and 6.3 years for 2002 were assumed in estimating the fair value. No dividend rate was assumed for any of the years.

                    The following summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value. The pro forma information disclosed below does not include the impact of awards made prior to January 1, 1995 (in thousands, except per share data):


                                              2000     2001     2002
Net income, as reported                     $15,155  $34,322  $39,286
Less:  stock-based employee compensation
 expense, net of related tax effects         (3,146)  (5,284   (6,520)
Pro forma net income                        $12,009  $29,038  $32,766


Earnings per share:
 Basic - as reported                           $.38     $.79     $.87
 Basic - pro forma                             $.30     $.67     $.73
 Diluted - as reported                         $.36     $.76     $.85
 Diluted - pro forma                           $.28     $.64     $.71






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


                   A reconciliation of the numerator and denominator used in computing income per share is as follows (in thousands, except per share amounts):

                               2000            2001            2002
                          Basic  Diluted  Basic  Diluted  Basic  Diluted
Share calculation:
Average number of common
 shares outstanding      40,150  40,150  43,434  43,434  45,047  45,047
Incremental
 shares due to assumed
 exercise of options          -   1,616       -   1,776       -     972
Incremental shares
 due to assumed
 conversion of
 convertible debt             -   1,872       -       -       -       -
Weighted average common
 shares Outstanding      40,150  43,638  43,434  45,210  45,047  46,019

Adjustments to net
 income:
Net income              $15,155 $15,155 $34,322 $34,322 $39,286 $39,286
Interest expense on
 convertible debt,
 net of tax                   -     416       -       -       -       -
Net Income              $15,155 $15,571 $34,322 $34,322 $39,286 $39,286

Net income per share       $.38    $.36    $.79    $.76    $.87    $.85


              (q)   Reclassifications

                    Certain   prior   years'  amounts  as   previously
                    reported have been reclassified to conform to the current year presentation.

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

              (t)   Aircraft Deposits
                    As part of the Company's purchase agreements for certain aircraft, the manufacturers require deposits to be placed and/or progress payments to be made in advance of the aircraft's delivery to the Company. These aircraft deposits are considered long term in nature due to the fact that they are scheduled to be returned in years extending beyond 2003.


2.Property       Property and equipment consist of
  and              the following:
  Equipment

(in thousands)

  December 31,                                      2001      2002
  Owned aircraft and improvements                $ 92,562   $103,833
  Improvements to leased aircraft                   6,782      7,023
  Flight equipment, primarily rotable spare parts  82,372    105,907
  Maintenance and ground equipment                 10,971     13,849
  Computer hardware and software                   14,314     19,730
  Furniture and fixtures                            2,120      2,998
  Leasehold improvements                            7,887      8,870
                                                  217,008    262,210
  Less: Accumulated depreciation and amortizatio   45,480     66,797
                                                 $171,528   $195,413

                In   1999,   the  Company  commenced  a  replacement
                project of its computer software systems. The majority of these costs are being capitalized and amortized over seven years. In 1999, the Company expensed approximately $400,000 related to replacement software selection and capitalized $2.3 million in acquisition and implementation costs. In 2000, 2001 and 2002, the Company capitalized an additional $5.2 million, $2.8 million and $3.5 million of costs incurred, respectively, bringing the total capitalized costs to date to $13.8 million.


3.  Accrued        Accrued liabilities consist of the
    Liabilities      following:

                (in thousands)
                December 31,                         2001     2002
                Payroll and employee benefits     $ 20,385 $ 29,973
                Air traffic liability                2,534    2,398
                Landing fees                         2,313    2,994
                Property taxes                       1,205    2,907
                Aircraft rents                       6,765    3,712
                Passenger related expenses           6,075    5,179
                Maintenance costs                    1,266    8,933
                Fuel                                 4,595   11,455
                Other                               10,432   16,826
                                                  $ 55,570 $ 84,377

4.  Debt        On  September 28, 2001, the Company entered into  an
                asset-based  lending agreement with  Wachovia  Bank,
                N.A.  that  initially provided the  Company  with  a
                line  of  credit  for  up to $25.0  million.   As  a
                result  of  the  Chapter  11  bankruptcy  filing  by
                United  Airlines, it was necessary for  the  Company
                to  request a covenant waiver.  As a result of these
                negotiations, the Company agreed to reduce the  size
                of  the  lending  agreement  to  $17.5  million  and
                revise  certain  covenants.   The  line  of  credit,
                which  will  expire on October 15, 2003, carries  an
                interest   rate  of  LIBOR  plus  .875%  to   1.375%
                depending  on  the Company's fixed charges  coverage
                ratio.   The  Company has pledged $15.7  million  of
                this  line  of credit as collateral for  letters  of
                credit  issued  on  behalf  of  the  Company  by   a
                financial   institution.   The  available  borrowing
                under the line of credit is limited to the value  of
                the  bond letter of credit on the Company's  Dulles,
                Virginia hangar facility plus 60% of the book  value
                of  certain rotable spare parts.  As of December 31,
                2002  the  value  of the collateral  supporting  the
                line  was  sufficient  for the amount  of  available
                credit  under  the line to be $17.5 million.   There
                have been no borrowings on the line of credit.   The
                amount available for borrowing at December 31,  2002
                was  $1.8  million  after  deducting  $15.7  million
                which has been pledged as collateral for letters  of
                credit.   The  Company intends to request  that  its
                current  line of credit be renewed upon  expiration.
                If it is unable to renew, the Company believes it has adequate liquidity to pledge cash as collateral for letters of credit.

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

                Long-term debt consists of the
                following:

      (in thousands)                                   2001       2002
      December 31,
      Equipment Notes associated with Pass
         Through Trust Certificates, due
         January 1, 2008 and January 1,
         2010, principal payable annually through
         January 1, 2006 and semi-annually
         thereafter through maturity, interest
         payable semi-annually at 7.49%
         throughout term of notes, collateralized
         by four J-41 aircraft.                     $ 12,262   $ 11,147

      Notes payable to institutional lenders, due
         between October 23, 2010 and May 15,
         2015, principal payable semiannually
         with interest ranging from 5.65% to
         7.63% through maturity, collateralized
         by four CRJ aircraft.                        48,096     45,047

      Note payable to institutional lender, due
         October 2, 2006, principal payable
         semiannually with interest at 6.56%,
         collateralized by one J-41 aircraft.          2,722      2,246
      Total                                           63,080     58,440
      Less:  Current Portion                           4,639      4,900
                                                    $ 58,441   $ 53,540

                As of December 31, 2002, maturities of long-term
                debt are as follows:
                (in thousands)
                2003                                    $ 4,900
                2004                                      5,153
                2005                                      6,019
                2006                                      5,936
                2007                                      5,542
                Thereafter                               30,890
                                                       $ 58,440

                The Company has various financial covenant requirements associated with its debt and the UA Agreement. These covenants require the Company to meet certain financial ratio tests, including tangible net worth, net earnings, current ratio and debt service levels.

5. Obligations  The    Company    leases   certain   equipment    for
   Under        noncancelable  terms of more than  one  year.   These
   Capital      lease  agreements  expire on  various  dates  through
   Leases       2004.   The  net  book value of the  equipment  under
                capital  leases  at December 31, 2001  and  2002  was
                $3.6  million  and  $2.2 million, respectively.   The
                leases were capitalized at the present value of the lease payments. The weighted average interest rate for these leases is approximately 7.6 %.

                At December 31, 2002, the future minimum payments, by year and in the aggregate, together with the present value of the net minimum lease payments, are as follows:

                (in thousands)
                Year Ending December 31,
                 2003                                        $  1,565
                 2004                                             771
                 Total future minimum lease payments            2,336
                 Amount representing interest                     136
                 Present value of minimum lease payments        2,200
                 Less:  Current maturities                      1,449
                                                             $    751


6.  Operating    Future  minimum  lease payments  under  noncancelable
    Leases       operating leases at December 31, 2002 are as follows:

            (in thousands)
            Year ending December 31,   Aircraft     Other      Total
                2003                 $  144,705  $  8,864  $  153,569
                2004                    139,970     8,691     148,661
                2005                    138,633     8,464     147,097
                2006                    136,985     8,389     145,374
                2007                    130,102     8,059     138,161
                Thereafter            1,049,675    50,239   1,099,914
                 Total minimum
                  lease payments     $1,740,070   $92,706  $1,832,776


                Certain of the Company's leases require aircraft to be in a specified maintenance condition at lease termination or upon return of the aircraft.

                The Company's lease agreements generally provide that the Company pays taxes, maintenance, insurance and other operating expenses applicable to leased assets. Operating lease expense was $70.8 million, $107.4 million and $133.6 million for the years ended December 31, 2000, 2001 and 2002, respectively.

7. Stockholders'Stock Splits
   Equity
                On January 25, 2001, the Company announced a 2-for-1 common stock split payable as a stock dividend on February 23, 2001 to shareholders of record on February 9, 2001. The effect of this stock split is reflected in the accompanying financial statements, calculation of income per share, and stock option table presented below as of and for the years ended December 31, 2000, 2001 and 2002.

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


                A summary of the status of the Company's stock option plan awards, including restricted stock awards as of December 31, 2000, 2001, and 2002 and changes during the periods ending on those dates is presented below:

                             2000              2001             2002
                                Weighted-         Weighted-        Weighted-
                                 average           average          average
                                exercise          exercise         exercise
                         Shares   price   Shares   price   Shares    price
Options outstanding at
 beginning of year     4,445,642 $ 6.14 4,576,994 $ 8.57 5,194,638  $12.07
Granted                1,341,000 $12.51 2,202,826 $14.74   645,500  $12.19
Exercised              1,132,432 $ 3.46 1,524,482 $ 5.35 1,025,982  $ 6.87
Canceled                  77,216 $10.84    60,700 $14.90   103,325  $16.34
Options outstanding at
 end of year           4,576,994 $ 8.58 5,194,638 $12.07 4,710,831  $13.12

Options exercisable at
 year-end              2,132,823 $ 5.02 1,408,608 $ 7.88 1,694,566  $12.49
Options available for
 granting at year end  5,190,884        3,048,758        2,520,320

Weighted-average fair
 value of options
 granted during the
 year                      $7.45            $8.77            $8.05


                The Company awarded a total of 55,900 shares of restricted stock to certain employees during 2001. These shares vest over four years and have a provision for accelerated vesting tied to a 25% increase in any 2002 quarter's operating results over the prior year's quarter. In the first quarter of 2002, the Company's operating results met the threshold for accelerated vesting and as a result, these restricted shares vested 100% in April 2002. The Company recognized $218,000 and $1.1 million in compensation expense in 2001 and 2002, respectively, due to these restricted stock awards and as a result of the accelerated vesting schedule. The Company awarded a total of 67,000 shares of restricted stock to certain employees during 2000. These shares vest over three years and had a provision for accelerated vesting if the Company's stock price appreciated by 25% during the first year of vesting. In February 2001, the Company's stock price met the threshold for accelerated vesting and as a result, these restricted shares vested 100% in April 2001. The Company recognized $1.1 million and $78,000 in compensation expense in 2001 and 2000, respectively, due to these restricted stock awards and as a result of the accelerated vesting schedule. In 1998, the Company awarded a total of 200,000 shares of restricted stock to certain employees. These shares vest over three to five years. The Company recognized $301,000, $241,000 and $235,000 in compensation expense for 2000, 2001 and 2002 respectively, associated with the 1998 restricted stock awards and $90,000, $57,000 and $54,000 for 2000, 2001 and 2002 respectively, associated with certain stock option awards.

                The following table summarizes information about stock options outstanding at December 31, 2002:

                         Options Outstanding         Options Exercisable
                               Weighted-
                     Number     average-   Weighted-            Weighted-
                  outstanding  remaining    average   Number     average
Range of exercise      at     contractual  exercise exercisable exercise
      price         12/31/02      life      price    12/31/02     price
                                (years)
$0.00 - $2.79        30,494        5.4      $ .18       2,800     $ 1.97
$2.80 - $5.59       128,776        3.9     $ 3.72     128,776     $ 3.72
$5.60 - $8.39        57,536        4.4     $ 6.35      57,536     $ 6.35
$8.40 - $11.19      959,566        8.0     $ 9.44     299,466     $ 9.77
$11.20 - $13.99   2,867,898        8.0    $ 13.50     929,427    $ 13.26
$14.00 - $16.79     287,286        7.1    $ 15.83     153,086    $ 15.75
$16.80 - $19.59      13,000        8.0    $ 17.70       5,250    $ 17.48
$19.60 - $22.39     175,250        8.2    $ 20.77      94,000    $ 20.52
$22.40 - $25.19     101,500        8.9    $ 23.37       4,125    $ 23.49
$25.20 - $27.99      89,525        8.2    $ 26.88      20,100    $ 26.90
                  4,710,831        7.8    $ 13.12   1,694,566    $ 12.49



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

                Effective June 1, 1998, the Board of Directors of the Company voted to terminate the Plan. On March 15, 1999, the Internal Revenue Service issued a determination letter notifying the Company that the termination of the Plan does not adversely affect the Plan's qualification for federal tax purposes. Upon termination of the Plan, a participant becomes 100% vested in his or her account. In preparing for the final distribution of ESOP shares to participants, it was determined that a misallocation of shares had occurred in years 1993 through 1997 resulting in certain eligible participants not receiving some of their entitled shares. The Company contributed the required number of additional shares to the ESOP during the second and third quarters of 1999 when the final calculation was determined and recognized approximately $250,000 in expense. The Company filed a request for a compliance statement under the IRS's Voluntary Compliance Resolution Program to obtain Service approval of the Company's response to the share misallocation issue. In September 1999, the ESOP trustee began distribution of the ESOP assets per participant's direction. In 2000 and 2001, additional ESOP shares were distributed, as participants were located. The ESOP will continue until all participants are located and any remaining assets are properly distributed. The number of shares remaining in the Plan as of December 31, 2001 and 2002 were 14,537 and 11,789, respectively.

                401K Plan

                Effective January 1, 1992, the Company adopted a 401(k) Plan (the "Plan"). The Plan covers all employees who meet the Plan's eligibility requirements. Employees may elect a salary reduction contribution of up to 15% of their annual compensation not to exceed the maximum amount allowed by the Internal Revenue Service.

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

                The Plan allows the Company to make discretionary matching contributions for non-union employees, mechanics, and certain flight attendants, equal to 25% of salary contributions up to 4% of total compensation. Effective with the ratification of the pilot's new union agreement on February 9, 2001, the Company's match for pilots is variable depending upon the pilot's length of service and the Company's operational performance. The Company's matching percentage for a pilot can range from two to six percent of eligible compensation. The Company's matching contribution for all qualified employees, if any, vests ratably over five years. Contribution expense was approximately $374,000, $3.9 million and $1.6 million for 2000, 2001 and 2002, respectively. The Company's contribution expense in 2001 includes estimated costs of $2.9 million for additional contributions to correct operational defects found in the Company's 401(k) plan in addition to $1 million in discretionary matching contributions.

                Profit Sharing Programs

                The Company has profit sharing programs that result in periodic payments to all eligible employees. Profit sharing compensation, which is based on attainment of certain performance and financial goals, was approximately $4.5 million, $6.3 million, and $10.3 million in 2000, 2001 and 2002, respectively.


 9.  Income Taxes


  The provision (benefit) for income taxes includes the following components:

(in thousands)
Year Ended December 31,               2000            2001          2002
Federal:
 Current                           $ 11,295        $ 15,392      $ 25,124
 Deferred                            (4,267)          4,437        (2,850)
Total federal provision               7,028          19,829        22,274
State:
 Current                              1,010           2,207         4,388
 Deferred                              (381)            477        (1,523)
Total state provision                   629           2,684         2,865
Total provision                    $  7,657        $ 22,513      $ 25,139

                A   reconciliation  of  income  tax  expense  at   the
                applicable federal statutory income tax rate of 35% to the tax provision recorded is as follows:

(in thousands)
Year ended December 31,               2000            2001          2002
Income tax expense
 at statutory rate                 $  7,984        $ 19,892      $ 22,549
Increase (decrease)in tax
 expense due to:
  Permanent differences and other      (487)            877           711
  State income taxes, net
   of federal benefit                   160           1,744         1,879
Income tax expense                 $  7,657        $ 22,513      $ 25,139

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

                The following is a summary of the Company's deferred income taxes as of December 31, 2001 and 2002:

                 (in thousands)
                 December 31,

                                                        2001        2002
                 Deferred tax assets:
                   Engine maintenance accrual      $     411    $  3,212
                   Intangible assets                     569         333
                   Air traffic liability                 942         432
                   Allowance for bad debts               238       1,248
                   Deferred aircraft rent              2,363       2,824
                   Deferred credits                    2,241       2,431
                   Accrued compensation                1,557       1,964
                   Accrued aircraft early              9,555      18,587
                    retirement charge
                   Start up and organizational         1,702       1,227
                    costs
                   Other                               3,735       5,787
                     Total deferred tax assets        23,313      38,045

                 Deferred tax liabilities:
                   Depreciation and amortization     (32,717)    (43,277)
                   Accrued expenses and other         (1,238)     (1,038)
                     Total deferred tax liabilities  (33,955)    (44,315)
                 Net deferred income tax
                   (liabilities)                   $ (10,642)   $ (6,270)

                 No valuation allowance was established in either 2001 or 2002, as the Company believes it is more likely than not that the deferred tax assets will be realized.



   10.           Aircraft
   Commitments
       and       As  of December 31, 2002, the Company had a total of
   Contingencies 47   Bombardier  CRJ200s  ("CRJs")  on  order   from
                 Bombardier,   Inc.,   and  held   options   for   80
                 additional   CRJs.    Of  the   47   firm   aircraft
                 deliveries,  35  are  scheduled  for  2003  and   an
                 additional 12 are scheduled for 2004. The Company is obligated to purchase and finance (including leveraged leases) the 47 firm ordered aircraft at an approximate capital cost of $0.9 billion.

                 The Company has generally financed its new aircraft deliveries through leverage lease structures involving investments by institutional or industrial investors who provide debt and equity capital to finance the Company's aircraft. This type of financing has been more difficult to obtain since September 11, both in terms of cost and sources of funds. The Company has not been able to locate equity funding, which provides approximately 20% of the aircraft acquisition cost, for any further deliveries and had obtained debt commitments for only four undelivered aircraft. The availability of funding, particularly equity funding, which provides approximately 20% of the aircraft acquisition cost, remains uncertain. The Company may be forced to utilize its own funds for equity investments or to seek alternative sources of funding for a portion of its aircraft deliveries. (See Note 13).


                 Deferred Compensation Arrangements

                 The Company has committed to provide its senior executive officers a deferred compensation plan which utilizes split dollar life insurance policies, and for a certain officer, a make-whole provision for taxes, post retirement salary based on ending salary, and post retirement benefits based on benefits similar to those currently provided to the executive while actively employed. The Company has estimated the cost of the deferred compensation and tax gross up feature, future salary and future benefits and is accruing this cost over the remaining required service time of the executive officer. In 2002, the Company expensed approximately $1.8 million as the current year's cost of these benefits. The company expects to recognize similar costs annually over the remaining service life of the senior executives.

                 Training

                 The Company has entered into agreements with Pan Am International Flight Academy ("PAIFA"), which allow the Company to train CRJ, J-41 and 328JET pilots at PAIFA's facility near Washington-Dulles. In 2001, PAIFA relocated its Washington-Dulles operations to a new training facility near the Company's
                 Washington-Dulles headquarters. This facility currently houses three CRJ simulators, a 328JET simulator, and a J-41 simulator. The Company has agreements to purchase an annual minimum number of CRJ simulator training hours at agreed rates through 2010. The Company's payment obligations for CRJ simulator usage over the remaining years of the agreements total approximately $10.1 million.

                 In 2001, PAIFA, CAE Schreiner and the Company executed a simulator provision and service agreement providing for 328JET training at the PAIFA facility. Under this agreement, the Company has committed to purchase all of its 328JET simulator time from PAIFA at agreed upon rates, with no minimum number of simulator hours guaranteed.

                 At December 31, 2002, the Company's minimum payment obligations under the PAIFA agreements for the CRJ simulator is as follows:

                 (in thousands)
                 Year ended December 31,
                 2003                   $  1,371
                 2004                      1,391
                 2005                      1,178
                 2006                      1,195
                 2007                      1,213
                 Thereafter                3,748
                                        $ 10,096



                 Derivative Financial Instruments

                 The Company has periodically entered into a series of put and call contracts as an interest rate hedge designed to limit its exposure to interest rate changes on the anticipated issuance of permanent financing relating to the delivery of the CRJ aircraft. During 2000 and 2001, the Company settled eight and one hedge transactions, respectively, paying the counterparty $379,000 in 2000 and paying the counterparty $722,000 in 2001. At December 31, 2000 the Company had one interest rate hedge transaction open with a notional value of $8.5 million. It settled on January 3, 2001 resulting in the payment to the counterparty referenced above. The Company had no interest rate hedge transactions in 2002.

                 In October 1999, the Company entered into commodity swap transactions to hedge price changes on approximately 13,300 barrels of crude oil per month for the period April to June 2000, and on approximately 23,300 barrels of crude oil per month for the period July through September 2000. The contracts provided for an average fixed price equal to approximately 52.6 cents per gallon for the second quarter of 2000 and 51 cents per gallon for the third quarter of 2000. Effective December 1, 2000, under the United Air Lines agreements and since inception of the Delta Air Lines agreements, the Company no longer bears the risk associated with fuel price volatility for its operations. Accordingly, no fuel hedging transactions were entered for 2001 and 2002, and there were no fuel hedging  transactions open as of December  31,  2001
                 and 2002.

11.  Aircraft    In  June 2002 the Company reconfirmed its commitment
     Early       to  United  to  remove its remaining J-41  turboprop
     Retirement  aircraft from service no later than April 30,  2004.
     Charge      The  Company has long-term lease commitments for 25
                 of  these  J-41  aircraft and owns 5 J-41  aircraft.
                 During  2002,  the Company recorded  aircraft  early
                 retirement operating charges totaling $24.3  million
                 ($14.6  million  net of income  tax)  for  the  non-
                 discounted value of future lease payments and  other
                 costs associated with the early retirement of 18  J-
                 41  turboprop  aircraft.  The  total  2002  aircraft
                 early  retirement charges reflects a charge of $21.5
                 million  ($12.9  million after tax)  in  the  fourth
                 quarter of 2002 relating to J-41 aircraft which  are
                 expected  to  be  retired by the fourth  quarter  of
                 2003,  a  $7.6  million charge ($4.5  million  after
                 tax)  in  the  third  quarter  of  2002  related  to
                 expected  scheduled  aircraft  retirements  by   the
                 third  quarter  of  2003, and a $4.8  million  ($2.8
                 million  after tax) credit to income in  the  second
                 quarter  of 2002 to reverse a portion of  its  prior
                 aircraft  early retirement charge of  $23.0  million
                 ($13.8  million after tax) recorded  in  the  fourth
                 quarter  of  2001.   The Company estimates  that  it
                 will  expense approximately $26.5 million  (pre-tax)
                 to  retire the remaining 8 leased J-41s as they  are
                 retired  during 2004.  The Company plans to actively
                 remarket  the  J-41s through leasing, subleasing  or
                 outright  sale  of  the  aircraft.   Any  of   these
                 arrangements involving leased aircraft may require the Company to make payments to the lessor to cover shortfalls between sale prices and lease stipulated loss values. Significant delays in the delivery of the remaining CRJs on firm order could negatively impact the Company's ability to complete its early aircraft retirement plan for the J-41 turboprop fleet.

                 In the fourth quarter of 2001, the Company recorded an aircraft early retirement charge of $23.5 million ($14.0 million after tax) for the early retirement of nine leased Jetstream-41 turboprop
                 aircraft  that  were  originally  scheduled  to   be
                 removed from service prior to year-end 2002. During 2000, the Company recorded aircraft early retirement operating charges totaling $29.0 million ($17.4 million net of income tax) for the early lease termination of its 28 19-seat British
                 Aerospace Jetstream 32 ("J-32's") turboprop aircraft, which were removed from service prior to December 31, 2001. The charge included the estimated cost of contractual obligations to meet aircraft return conditions, as well as a lease termination fee, which fee was calculated including such factors as the discounted present value cost of future lease obligations from the planned out of service date to the lease termination date, and miscellaneous costs and benefits of early return to the lessor.

                 As a result of completing the J-32 early retirement during the fourth quarter of 2001, the Company reversed portions of this aircraft early retirement charge which were no longer required. Approximately $500,000 of the original $29.0 million J-32 charge was reversed and recorded as a reduction to the aircraft early retirement charge in 2001, and approximately $200,000 of this charge was reversed as a reduction to the aircraft early retirement charge in 2002.

                 As of December 31, 2002, the Company had liabilities of $46.5 million accrued for J-41 aircraft to be early retired. This amount reflects aircraft early retirement charges booked, offset by cash payments of $1.7 million for the retirement of one J-41 in 2002.






12 Air            On  September 22, 2001, President Bush signed  into
   Transportation law the Air Transportation Safety and System Safety and Stabilization Act ("the Stabilization Act"). The
   System         Stabilization   Act   provided   cash   grants   to
   Stabilization  commercial  air carriers as compensation  for:  (1)
   Act/Aviation   direct   losses   incurred   beginning   with   the
   and            terrorist  attacks  on  September  11,  2001  as  a
   Transportation result of any FAA mandated ground stop order Security Act issued by the Secretary of Transportation (and for any  subsequent  order which  continues  or  renews
                  such   a  stoppage),  and  (2)  incremental  losses
                  incurred during the period beginning September  11,
                  2001  and  ending  December 31, 2001  as  a  direct
                  result  of such attacks.  The Company was  entitled
                  to  receive  cash  grants under  these  provisions.
                  The  Company has complied with the requirements  of
                  the  Stabilization  Act  and  submitted  its  final
                  claim.   The  Company and the Airline Stabilization
                  Review   Team  have  reached  agreement  on   $10.7
                  million  as  the  total  amount  the  Company   was
                  eligible  to  receive as direct compensation  under
                  the  Stabilization Act.  The Company  has  received
                  payment  of  this amount from the government.   All
                  amounts  received  as government  compensation  are
                  subject   to   additional  audit  by  the   federal
                  government for the next five years.

                  In addition to the compensation described above, the Stabilization Act, among other things, provides U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market and authorizes the federal government to reimburse air carriers for the increased cost of war risk insurance premiums for a period of thirty days as a result of the terrorist attacks of September 11, 2001. Prior to December 2002, the Company purchased hull war risk coverage through the private insurance market, and purchased liability war risk coverage through a combination of U.S. government provided insurance and private insurance. In December 2002, the U.S. government offered to provide additional war risk coverage that included certain risks previously covered by private insurance. The Company anticipates that it will renew the government insurance for as long as the coverage is available.

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

                  The activities of the TSA are to be funded in part by the application of a $2.50 per passenger enplanement security fee (subject to a maximum of $5.00 per one way trip) and payment by all passenger carriers of a sum not exceeding each carrier's passenger and baggage screening cost incurred in calendar year 2000. The TSA is required to deploy federal air marshals on an increased number of passenger flights. The Security Act imposes new and increased requirements for air carrier employee background checks and additional security training of flight and cabin crew personnel. The Security Act also mandated and the FAA has adopted new rules requiring the strengthening of cockpit doors, some of the costs of which are being reimbursed by the FAA. The Company completed Level One fortification if its cockpit doors on all of its aircraft as of November 15, 2001, and began level two fortifications in December 2002. As of December 31, 2002, the Company has received $1.9 million in reimbursements from the FAA for the mandated cockpit door modifications. There is no guarantee that the Company will be reimbursed in full for the cost of these modifications. The modifications are expected to be completed during 2003. New passenger and baggage screening requirements have caused disruptions in the flow of passengers through airports and in some cases delayed airline operations. The Company may experience security-related disruptions in the future, including reduced passenger demand for air travel, but believes that its exposure to such disruptions is not greater than that faced by other providers of regional air carrier services.


13. Subsequent In anticipation of the start of a war with Iraq and Events the continued deterioration of the economics in the airline industry, the Company embarked on a cost reduction program with the goal of reducing annualized operating expenses by approximately 10%. As part of this program, the Company has implemented a hiring freeze, has begun furloughing excess pilots, has eliminated or reduced bonus programs, and has implemented salary reductions ranging from 5% to 10% for all salaried employees. The effect of the elimination of and changes in bonus plans and salaries for those management employees paid more than $30,000 per year is anticipated to reduce cash compensation by between 10% and 33% for salaried employees with the largest reductions affecting the Company's officers.

                 On   December   9,   2002,   UAL,   Inc.   and   its
                 subsidiaries, including United, filed for protection under Chapter 11 of the United States
                 Bankruptcy Code. UAL is currently operating as a debtor in possession and managing its business and affairs. As part of its first day filings in the bankruptcy proceeding, United requested and was granted a court order permitting, but not requiring, it to continue to honor the UA Agreements while United is in bankruptcy. UAL, Inc. and its subsidiaries have been granted the exclusive right until October 6, 2003, to file a plan of reorganization and the exclusive right until December 5, 2003, to seek acceptances of any such plan. The Court has set May 12, 2003 as the deadline for the filing of proofs of claim, although this deadline does not apply to claims arising under executory contracts and unexpired leases that have yet to be rejected by UAL, Inc. and its subsidiaries. It is possible that any or all of the foregoing deadlines may be extended. In bankruptcy United also has the right to assume or reject the UA Agreements. No deadline has been set for United to assume or reject the UA Agreements.


                 The Company devotes a substantial portion of its business to its operations with United, and obtains substantial services from United in operating that business. The Company's future operations are substantially dependent on United's successful emergence from bankruptcy and on the affirmation or renegotiation of the Company's UA Agreement by United on acceptable terms, or on the Company's ability to successfully establish an alternative to the United business and services. If United seeks to renegotiate the terms of the UA Agreements, a renegotiated agreement is likely to be on terms that are less favorable to the Company with regard to operating margins and in other respects, which would adversely affect the Company's earnings and/or growth prospects. There is no assurance that United will successfully emerge from bankruptcy, and United has said that liquidation is a possibility. If United does not succeed in reorganizing its operations and emerging from bankruptcy, and instead files for a liquidation under Chapter 7 of the U.S. Bankruptcy Code, the Company would be faced with the prospect of having to quickly find another code share partner or to develop the airline related infrastructure to fly as an independent airline. The Company has commenced planning for these contingencies and will continue to pursue actions management believes appropriate in the event that United liquidates under Chapter 7. The Company anticipates that there would be an interruption in its services during a transition period, the length of which would be dependent on several factors including how soon United liquidates. There are no assurances that the Company will be able to find another code share partner or be able to compete as an independent airline, and any prolonged stoppage of flying would materially adversely affect the Company's results of operations and financial position. United's bankruptcy filing may affect the Company in other ways that it is not currently able to anticipate or plan for.


                 The UA Agreements call for the resetting of fee-per-departure rates annually based on the Company and United's planned level of operations for the upcoming year. The Company and United are in discussions regarding the fee-per-departure rates to be utilized during 2003. During 2002, the average utilization of aircraft in the United
                 Express operation declined, and as a result, the 2002 rates do not adequately reflect decreases in the Company's aircraft utilization. The Company is seeking a rate adjustment for 2003 consistent with its interpretation of the United Express Agreements that would, among other things, offset this reduction in utilization. Until new rates are established for 2003, United is paying the Company based on 2002 rates and the Company is recording its revenue in 2003 using the rates established for 2002. There can be no assurance that the Company will be able to successfully reset fee-per-departure rates.



                 The Company has contractual commitments with Bombardier for the delivery of 30 CRJs to be delivered during the remainder of 2003 and an additional 12 CRJs to be delivered by April 30, 2004. The Company has generally relied on leveraged lease transactions involving investments by institutional or industrial investors that provide debt and equity capital to finance the purchase price of aircraft it has committed to purchase. In a leveraged lease, there is an equity source for 20% to 30% of the purchase price and a debt source for the remaining 70% to 80% of the purchase price. With the uncertainty of United's future and the continued deterioration in industry conditions, the Company has been unable to secure equity funding on any terms for its remaining firm ordered aircraft. The inability to finance aircraft that the Company desires to purchase may affect the Company's growth prospects. The Company has a contingent commitment from Economic Development Corporation of Canada ("EDC") for debt financing of four aircraft originally scheduled for delivery in March and April 2003. As a result of the bankruptcy of United, EDC's debt funding obligation is contingent upon the Company obtaining a waiver from EDC. Since the United bankruptcy filing through the date of this filing, the Company has been successful in obtaining such waivers. The Company has been in discussions with EDC to provide debt financing for additional ordered aircraft. The Company may not be able to obtain such waivers in the future and may not be able to obtain debt financing from EDC or others once the current EDC financing commitment is no longer available. The Company is considering the delay of future aircraft deliveries and is engaged in discussions with Bombardier regarding financing and aircraft delivery schedules. If the Company is unable to obtain permanent aircraft financing at the time that it accepts any aircraft for delivery, it may be required to fund aircraft purchases from its own cash or to rely on temporary financing from the aircraft manufacturer. The Company does not have the financial resources to pay the full purchase price for all of the aircraft that it currently has on order. If the Company is unable to delay deliveries or pay for aircraft on order, Bombardier may assert a claim for damages.





                 After evaluating the foregoing, the Company believes that its cash balances and cash flow from operations together with operating lease financing and other available equipment financing will be sufficient to enable the Company to meet its liquidity requirements for the remainder of 2003. However, the Company's industry environment is highly uncertain and volatile at this time. Future events could affect the industry or the Company in ways that are not presently anticipated that could adversely affect the Company's liquidity.





   14.Litigation The Company  has two outstanding legal  matters with respect to the Fairchild insolvency. The Company's balance sheet as of December 31, 2002 includes a receivable for $1.2 million with respect to deposits placed with Fairchild for undelivered aircraft. The Company holds a bond from an independent insurance company that was delivered to secure this deposit, and has made a demand for payment under this bond. Fairchild's insolvency trustee has made a claim for the collateral posted with the insurance company, and the insurance company has withheld payment of the bond. The matter is presently with the U.S. bankruptcy court for the Western District of Texas.

                 At the time of Fairchild's insolvency, the Company had outstanding invoices due to Fairchild for various spare parts purchases. The Company believes it has the right to offset these and other amounts due to Fairchild against obligations due from Fairchild that will not be fulfilled as a result of the insolvency. Fairchild-related entities dispute this right of offset and in September Fairchild's wholly owned U.S. subsidiary, Dornier Aviation of North America ("DANA"), filed suit against the Company in the United States Bankruptcy Court for the Eastern District of Virginia (Civil Action No. 02-08181-SSM) seeking to recover from the Company payments for certain spare parts, late payment charges, and consignment inventory carrying charges. DANA contends that although its German parent company may not have fulfilled its contractual obligations to the Company, that DANA sold spare parts to the Company independent of its parent company's activities and that there is no right of offset. The Company acknowledges that approximately $8 million in outstanding invoices existed, while DANA claims that an additional $3.6 million is due. The action is presently in the discovery stage and it is anticipated that a trial will be held during the summer of 2003.

                 The Company has been named a defendant in two lawsuits arising from the terrorist activities of September 11, 2001. These lawsuits, known as Powell v. American Airlines, Atlantic Coast Airlines, et al. (United States District Court,
                 Southern District of New York, case No. 02 CV 10160), and Gallop v. American Airlines, Atlantic Coast Airlines, et al. (United States District Court, Southern District of New York, case no. 0 3CV 1016), were commenced by or on behalf of individuals who were injured or killed in the attack on the Pentagon through the hijacking of an American Airlines aircraft originating at Dulles Airport. In each case, the plaintiffs have named all airlines operating at Dulles Airport including the Company, under the theory that all of the airlines are jointly responsible for the alleged security breaches by the Dulles security contractor, Argenbright Security. The Company has joined a motion filed on behalf of American Airlines and other defendants seeking dismissal of all ground victim claims on the basis that the airline defendants do not owe a duty as a matter of law to individuals injured or killed on the ground. It is anticipated that the judge will rule on this motion during the second quarter 2003. If this ruling is not favorable, the Company anticipates that it will raise other defenses including a claim that it is not responsible for the incidents. The Company anticipates that other similar lawsuits could be filed on behalf of other victims.

                 From time to time claims are made against the Company with respect to activities arising from its airline operations. Typically these involve injuries or damages incurred by passengers and are considered routine to the industry. On April 1, 2002, one of the Company's insurers on its comprehensive aviation liability policy was placed into rehabilitation by the Commonwealth of Pennsylvania, its state of incorporation. During the time that Legion is in rehabilitation, Pennsylvania has ordered that Legion pay no claims, expenses or other items of debt without its approval. Consequently, the Company now directly carries the corresponding exposure related to
                 Legion's contribution percentage for payouts of claims and expenses that Legion represented on the Company's insurance for the 1999, 2000, 2001 & 2002 policy years. Those contribution percentages are 15% for claims arising from incidents occurring in 1999, 19% for 2000, 15% for 2001, and 8.5% for first quarter of 2002. Legion ceased to be an insurer for the Company as of April 1, 2002, and there is therefore no exposure with respect to
                 Legion for claims arising after that date. The insurance held by Legion on the Company's policy was fully covered by reinsurance, which means that other carriers are contractually obligated to cover all claims that are direct obligations of Legion. While there are contractual provisions to the effect that reinsurance funds are to be directly applied against the Company's liabilities, it is anticipated that Legion's creditors will attempt to obtain court authority to apply these funds against Legion's other obligations. It is anticipated that Legion will ultimately not be able to cover its obligations to the Company except to the extent of recovery through reinsurance. If Legion's creditors are able to apply reinsurance against Legion's general obligations, the Company will be underinsured for these claims at the percentages set forth above. This underinsurance would include the September 11 related lawsuits described above and any other similar lawsuits that are brought against the Company. The Company has accrued reserves of approximately $250,000 for the likely exposure on claims known to date. No reserves have been accrued for the September 11 related claims.

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

                 The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows
                 (brackets denote liability):

                 (in thousands)     December 31, 2001  December 31, 2002
                                    Carrying Carrying Carrying Estimated
                                     Amount   Amount   Amount  Fair Value
                 Cash and cash
                   equivalents      $173,669 $173,669  $29,261  $29,261
                 Short-term
                   investments         7,300    7,300  213,360  213,360
                 Accounts receivable   8,933    8,933   20,505   20,505
                 Accounts payable    (21,750) (21,750) (29,110) (29,110)
                 Long-term debt      (63,080) (63,856) (58,440) (63,265)

                 See note 10 for information regarding the fair value of derivative financial instruments.


16.Supplemental  Supplemental disclosures of cash flow information:
   Cash Flow
   Information
                                            Year ended December 31,
                                                (in thousands)
                                            2000      2001     2002

                  Cash paid during the
                     period for:
                        - Interest      $ 6,410    $ 4,811  $ 4,382
                        - Income taxes    8,944      7,837   24,353


                  The following non cash investing and financial activities took place in 2000, 2001 and 2002:

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

                  In 2002, the Company capitalized $1.4 million (net of a reversal $1.1 million of capitalized interest in connection with the cancellation of future deliveries of 328JETs due to the Fairchild Dornier insolvency) in interest related to $44.8 million on deposit with aircraft manufacturers.

   17. Recent In January 2003, the Financial Accounting Standards Accounting Board issued FASB Interpretation No. 46, Pronouncements "Consolidation of Variable Interest Entities," an
                  interpretation of Accounting Research  Bulletin  No.
                  51,   "Consolidated   Financial  Statements."   This
                  interpretation  requires an existing  unconsolidated
                  variable interest entity to be consolidated by their
                  primary   beneficiary  if  the   entity   does   not
                  effectively disperse risk among all parties involved
                  or  if other parties do not have significant capital
                  to finance activities without subordinated financial
                  support  from the primary beneficiary.  The  primary
                  beneficiary is the party that absorbs a majority  of
                  the entity's expected losses, receives a majority of
                  its  expected residual returns, or both as a  result
                  of   holding  variable  interests,  which  are   the
                  ownership, contractual, or other pecuniary interests in an entity. We do not expect the statement to have a significant impact on our financial position or operating results.


                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123 "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employee, and has made the applicable disclosures in Note 1 to the consolidated financial statements.

                  In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation outlines disclosure requirements in a guarantor's financial statements relating to any obligations under guarantees for which it may have potential risk or liability, as well as clarifies a guarantor's requirement to recognize a liability for the fair value, at the inception of the guarantee, of an obligation under that guarantee. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of March 1, 2003, we have not provided any guarantees that would require recognition or disclosure as liabilities under this interpretation.

                  On July 30, 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. Statement No. 146 requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. The Company plans to adopt Statement No. 146 on January 1, 2003. The new rules will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. Existing accounting rules permit the accrual of such costs for firmly committed plans which will be executed within twelve months. Accordingly, to the extent that the Company's plans to early retire J-41 turboprop aircraft extend beyond the end of 2003, the adoption of Statement No. 146 will cause the Company to record costs associated with such individual early retired aircraft in the month they are retired, as opposed to the current accounting treatment of taking a charge for these aircraft in the period in which the retirement plan is initiated. See Note 11 of Notes to Condensed Consolidated Financial Statements.

                  On July 5, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations", and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. Statement No. 142 includes requirements to test goodwill and indefinite life intangible assets for impairment rather than amortize them. Statement No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company adopted Statement No. 142 in the first quarter of 2002. The implementation of SFAS 141 and SFAS 142 has had minimal impact on the Company's financial position or results of operations. The Company anticipates that SFAS 142 will continue to have minimal impact on the Company's financial position or results of operations.

                  On   October   3,  2001,  the  Financial  Accounting
                  Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-
                  lived  assets.   Statement No. 144  supersedes  FASB
                  Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the
                  Results  of  Operations-Reporting  the  Effects   of
                  Disposal   of   a   Segment  of  a   Business,   and
                  Extraordinary,  Unusual  and Infrequently  Occurring
                  Events   and  Transactions".   Statement   No.   144
                  includes  requirements related to the classification
                  of   assets   as   held  for  sale,  including   the
                  establishment of six criteria that must be satisfied prior to this classification. Statement No. 144 also includes guidance related to the recognition and calculation of impairment losses for long-lived
                  assets.   Statement No. 144 is effective for  fiscal
                  years beginning after December 15, 2001. The Company adopted Statement No. 144 on January 1, 2002. Under Statement No. 144, the Company is required to evaluate the book value of its long-lived assets as
                  compared  to  estimated  fair  market  value.    The
                  Company estimates that the fair market value of four of the five owned J-41 aircraft will be in the aggregate $2.9 million below book value when the aircraft are retired from the fleet. As a result,
                  the   Company   is  recognizing  $2.9   million   in
                  additional depreciation charges related to such aircraft over their remaining estimated service lives. In 2002, the Company recognized $1.0 million in additional depreciation expense.

18.  Selected     (in thousands, except per share amounts)
   Quarterly
   Financial
   Data
   (Unaudited)

                                     Quarter Ended
                       March 31,   June 30,  September 30, December 31,
                            2002       2002           2002         2002
   Operating revenues   $172,966   $188,193      $195,033      $204,332
   Operating income
     (Note 1)             23,698     28,633        13,051        (2,749)
   Net income (loss)
     (Note 1,3)           14,319     17,436         8,500          (969)

   Net income (loss)
     per share
      Basic             $   0.32   $   0.39      $   0.19      $  (0.02)
      Diluted           $   0.31   $   0.38      $   0.19      $  (0.02)

   Weighted average
   shares outstanding
      Basic               44,677     45,115        45,194        45,195
      Diluted             46,367     46,305        45,484        45,195

                                     Quarter Ended
                       March 31,   June 30,  September 30, December 31,
                            2001       2001           2001         2001
   Operating revenues   $133,454   $146,221      $147,651      $156,090
   Operating income
     (Note 2)             15,479     20,868        15,895        (8,049)
   Net income (loss)
     (Note 2,3)            9,625     12,948        12,751        (1,003)

   Net income (loss)
     per share
      Basic             $   0.23   $   0.30      $   0.29     $   (0.02)
      Diluted           $   0.22   $   0.29      $   0.28     $   (0.02)

   Weighted average
   shares outstanding
      Basic               42,750     43,168        43,775        43,999
      Diluted             44,638     45,029        45,426        43,999

   1 In the second, third and fourth quarters of 2002, the Company recorded aircraft early retirement charges. The amount of the charges were $(4.8) million (pre-tax) credit in the second quarter to reverse amounts recorded in the fourth quarter of 2001, $7.6 million (pre-tax) in the third quarter, and $21.5 million in the fourth quarter.

   2 In the fourth quarter of 2001, the Company recorded an aircraft early retirement charge. The amount of the charge was $23.0 million (pre-tax).

   3 Includes government compensation of $0.9 million in the second quarter of 2002, $4.6 million in the third quarter of 2001 and $5.1 million in the fourth quarter of 2001.

   Note: The sum of the four quarters may not equal the totals for the year due to rounding of quarterly results.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None to report.



                                PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information required by this Item is hereby incorporated by reference from the Company's definitive proxy statement, which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.


Item 11.   Executive Compensation

          The information required by this Item is hereby incorporated by reference from the Company's definitive proxy statement, which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          Information   as   of  December  31,  2002   regarding   equity
compensation   plans  approved  and  not  approved  by  shareholders   is
summarized in the following table:

                                                                 Number of
                                                                 securities
                                                                 remaining
                                                                 available
                                   Number of                     for future
                                   securities    Weighted-       issuance
                                     to be        average       under equity
                                   issued upon    exercise      compensation
                                   exercise of    price of         plans
                                   outstanding   outstanding    (excluding
                                    options,      options,      securities
                                    warrants      warrants      reflected in
Plan category                      and rights    and rights      column (a))

                                       (a)          (b)              (c)


Equity compensation plans approved
  by shareholders                   3,276,456      $12.29         1,665,318

Equity compensation plans not
  approved by shareholders          1,434,375      $15.01           855,002

           Total                    4,710,831      $13.12         2,520,320


           The Company has two equity compensation plans that were not approved by shareholders, pursuant to which options, rights or warrants may be granted: the Non-Executive Officer Stock Option Plan (the "Non-Executive Officer Plan") and the Non-Officer Option Grant Program (the "Non-Officer Option Program"). The Company's Board of Directors approved these two plans in 2000.

Non-Executive Officer Stock Option Plan

          The Non-Executive Officer Plan is substantially identical to the Company's 2000 Stock Incentive Plan, which was approved by shareholders. The Non-Executive Officer Plan allows the Company to grant equity compensation under non-qualified stock options and restricted stock awards. Eligible participants are employees, as defined under Securities and Exchange Commission Form S-8, and prospective employees of the Company or any of its affiliates who are not executives or directors of the Company. A maximum of 2 million shares of common stock are authorized for issuance under the Non-Executive Officer Stock Option Plan. The exercise price of options granted under the plan can not be less than 100% of the fair market value of a share of the Company's stock on the option grant date. Awards are granted by the Chief Executive Officer of the Company with approval from the Compensation Committee of the Board of Directors. The terms of awards granted under the Non-Executive Officer Plan, including vesting, forfeiture, post-termination exerciseability and the effects (if any) of a change in control, are set by the plan administrator subject to certain restrictions set forth in the Non-Executive Officer Plan.

Non-Officer Option Grant Program

          There are 400,000 shares reserved for issuance under the Non-Officer Option Program. Options granted under the Non-Officer Option Program are subject to the same terms as non-qualified stock options granted under the Company's 1995 Stock Incentive Plan or the Company's 2000 Stock Incentive Plan (both of which were approved by shareholders), as specified in the terms of any such grant. The exercise price of options granted under the plan can not be less than 100% of the fair market value of a share of the Company's stock on the option grant date. Options are granted by the Chief Executive Officer of the Company with approval from the Compensation Committee of the Board of Directors.
Stock options granted under the Non-Officer Option Program generally vest over a period ranging from three to five years and expire 10 years after the date of grant.

          Other information required by this Item is hereby incorporated by reference from the Company's definitive proxy statement, which is expected to be filed pursuant to Regulation 14A of the Securities
Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.


Item 13.  Certain Relationships and Related Transactions.

          The information required by this Item is hereby incorporated by reference from the Company's definitive proxy statement, which is expected to be filed pursuant to Regulation 14A of the Securities
Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.

Item 14.  Controls and Procedures.

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


                                 PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
     (a)  1.   Financial Statements

               The Consolidated Financial Statements listed in the index in Part II, Item 8, are filed as part of this report.

          2.   Consolidated Financial Statement Schedules

               Reference is hereby made to the Consolidated Financial Statements and the Notes thereto included in this filing in Part II, Item 8.

          3.   Exhibits

Exhibit
Number                Description of Exhibit

3.1 (note 6)     Restated Certificate of Incorporation of the Company.
3.2 (note 16)    Restated By-laws of the Company.
4.1 (note 14)    Specimen Common Stock Certificate.
4.19 (note 15)   Rights Agreement between Atlantic Coast Airlines
                 Holdings, Inc. and Continental Stock Transfer & Trust
                 Company dated as of January 27, 1999.
10.1 (notes 20
     and 22)     Atlantic Coast Airlines, Inc. 1992 Stock Option Plan.
10.6 (notes 8
     and 21)     United Express Agreement, dated as of November 22, 2000,
                 as amended as of February 6, 2001, among United Airlines,
                 Inc., Atlantic Coast Airlines and the Company.
10.6(a) (notes 3
     and 21)     Amendment dated June 4, 2002 to United Express Agreement,
                 dated as of November 22, 2000, among United Airlines, Inc.,
                 Atlantic Coast Airlines and the Company.
10.8 (notes 12
     and 21)     Delta Connection Agreement, dated as of September 9, 1999
                 among Delta Air Lines, Inc., Atlantic Coast Airlines
                 Holdings, Inc. and Atlantic Coast Jet, Inc.
10.12(a)(notes 5
     and 22)     Second Amended and Restated Severance Agreement, dated as
                 of July 25, 2001, between the Company and Kerry B. Skeen.
10.12(b)(notes 4
     and 22)     Amended and Restated Severance Agreement, dated as of
                 December 28, 2001, between the Company and Thomas J. Moore.
10.12(c)(notes 4
     and 22)     Form of Severance Agreement substantially similar to
                 agreements with Richard J. Surratt, Michael S. Davis, and
                 William R. Lange, all restated as of December 28, 2001.
10.12(d)(notes 4
     and 22)     Form of Letter Agreement substantially similar to agreements entered into with Senior Executive Officers regarding
                 reduction in base salary.
10.12(e)(notes 2
     and 22)     Form of Letter Agreement substantially similar to agreements entered into with Senior Executive Officers regarding
                 elimination of voluntary reductions in base salary.
10.13(a)(note 1) Form of Indemnity Agreement. The Company has entered into substantially identical agreements with the
                 individual members of its Board of Directors.
10.23 (note 4)   Loan and Security Agreement dated September 28, 2001
                 between Atlantic Coast Airlines and Wachovia Bank, N.A.
10.23(a)(note 1) Loan Modification Agreement dated December 23, 2002 between Atlantic Coast Airlines and Wachovia Bank, N.A.
10.24 (notes 14
     and 22)     Atlantic Coast Airlines, Inc. 1995 Stock Incentive Plan, as
                 amended as of May 5, 1998.
10.245 (notes 10
     and 22)     2000 Stock Incentive Plan of Atlantic Coast Airlines Holding,
                 Inc.
10.246 (notes 1
     and 22)     Non-Executive Officer Stock Plan of Atlantic Coast Airlines
                 Holdings, Inc.
10.247 (notes 1
     and 22)     Non-Officer Option Grant Program of Atlantic Coast Airlines
                 Holdings, Inc.
10.25(a)(notes 14
     and 22)     Form of Incentive Stock Option Agreement.  The
                 Company enters into this agreement with employees who
                 have been granted incentive stock options pursuant to
                 the Stock Incentive Plans.
10.25(b)(notes 14
     and 22)     Form of Incentive Stock Option Agreement.  The Company enters into substantially this agreement, adjusted to reflect
                 the terms of any employment agreements, with corporate
                 officers who have been granted incentive stock options
                 pursuant to the Stock Incentive Plans.
10.25(c)(notes 14
     and 22)     Form of Non-Qualified Stock Option Agreement. The Company
                 enters into this agreement with employees who have been
                 granted non-qualified stock options pursuant to the Stock
                 Incentive Plans.
10.25(d)(notes 14
     and 22)     Form of Non-Qualified Stock Option Agreement.  The Company
                 enters into substantially this agreement, adjusted to
                 reflect the terms of any employment agreements, with
                 corporate officers who have been granted non-qualified
                 stock options pursuant to the Stock Incentive Plans.
10.25(e)(notes 14
     and 22)     Form of Restricted Stock Agreement. The Company entered into this agreement with corporate officers who were granted
                 restricted stock pursuant to the Stock Incentive Plans.
10.27 (notes 11
     and 22)     Form of Split Dollar Agreement and Agreement of Assignment of
                 Life Insurance Death Benefit as Collateral.  The Company
                 has entered into substantially identical agreements with
                 Kerry B. Skeen, Thomas J. Moore, Michael S. Davis,
                 Richard J. Surratt, and William R. Lange.
10.31 (notes 1
     and 22)     Summary of Senior Management Incentive Plan. The Company has
                 adopted a plan as described in this exhibit for 2002 and
                 for the three previous years.
10.32 (notes 1
     and 22)     Summary of Management Incentive Plan and Share the Success
                 Program.  The Company has adopted plans as described in
                 this exhibit for 2002 and for the three previous years.
10.40A (notes 14
     and 21)     Purchase Agreement between Bombardier Inc. and Atlantic Coast
                 Airlines Relating to the Purchase of Canadair Regional
                 Jet Aircraft dated January 8, 1997, as amended through
                 December 31, 1998.
10.40A(1)(notes
     12 and 21)  Contract Change Orders No. 13, 14, and 15, dated April 28,
                 1999, July 29, 1999, and September 24, 1999, respectively, amending the Purchase Agreement between Bombardier Inc.
                 and Atlantic Coast Airlines relating to the purchase of
                 Canadair Regional Jet Aircraft dated January 8, 1997.
10.41 (notes 12
     and 21)     Purchase Agreement between Bombardier Inc. and Atlantic Coast
                 Airlines relating to the Purchase of Canadair Regional
                 Jet Aircraft dated July 29, 1999, as amended through
                 September 30, 1999.
10.41(a)(notes 3
     and 21)     Purchase Agreement between Bombardier Inc. and Atlantic Coast
                 Airlines relating to the Purchase of Canadair Regional
                 Jet Aircraft dated July 29, 1999, as amended.
10.41A(1)(notes 2
     and 21)     Contract Change Orders No. 1, 2, 3, 4, 5 and 6 dated
                 September 24, 1999, August 2, 2000, December 6, 2000,
                 November 7, 2001, December 20, 2001 and July 19, 2002,
                 respectively, amending the Purchase Agreement between
                 Bombardier Inc. and Atlantic Coast Airlines relating to the purchase of Canadair Regional Jet Aircraft dated July 29, 1999.
10.45 (notes 7
     and 21)     Form of Aircraft Purchase Agreement between Fairchild Dornier
                 GmbH and Atlantic Coast Airlines dated effective
                 December 20, 2000 (supersedes Exhibits 10.45 and
                 10.45(1) filed as an Exhibit to the Annual Report on
                 Form 10-K for the year ended December 31, 2000.
10.50(a)(note 17)Form of Purchase Agreement, dated September 19, 1997, among the Company, Atlantic Coast Airlines, Morgan Stanley & Co.
                 Incorporated and First National Bank of Maryland, as
                 Trustee.
10.50(b)(note 17)Form of Pass Through Trust Agreement, dated as of September 25,
                 1997, among the Company, Atlantic Coast Airlines, and
                 First National Bank of Maryland, as Trustee.
10.50(c)(note 17)Form of Pass Through Trust Certificate.
10.50(d)(note 17)Form of Participation Agreement, dated as of September 30,
                 1997, Atlantic Coast Airlines, as Lessee and Initial Owner
                 Participant, State Street Bank and Trust Company of
                 Connecticut, National Association, as Owner Trustee, the
                 First National Bank of Maryland, as Indenture Trustee,
                 Pass-Through Trustee, and Subordination Agent,
                 including, as exhibits thereto, Form of Lease Agreement,
                 Form of Trust Indenture and Security Agreement, and Form
                 of Trust Agreement.
10.50(e)(note 17)Guarantee, dated as of September 30, 1997, from the
                 Company.
10.80 (note 17)  Ground Lease Agreement Between The Metropolitan
                 Washington Airports Authority And Atlantic Coast
                 Airlines dated as of June 23, 1997.
10.85 (note 14)  Lease Agreement Between The Metropolitan Washington
                 Airports Authority and Atlantic Coast Airlines, with
                 amendments as of January 1, 1999.
21.1  (note 1)   Subsidiaries of the Company.
23.1 (note 1)    Consent of KPMG LLP.
99.1 (note 1)    Certification pursuant to 8 U.S.C. section 1350, as
                 adopted pursuant to section 906 of the Sarbanes-Oxley
                 Act of 2002.

Notes

(1)  Filed  as  an  Exhibit to this Annual Report on Form  10-K  for  the fiscal year ended December 31, 2002.
(2)  Filed  as  an Exhibit to the Quarterly Report on Form 10-Q  for  the
       three-month period ended September 30, 2002.
(3)  Filed  as  an Exhibit to the Quarterly Report on Form 10-Q  for  the
       three-month period ended June 30, 2002.
(4)  Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(5)  Filed  as  an Exhibit to the Quarterly Report on Form 10-Q  for  the
       three-month period ended September 30, 2001.
(6)  Filed  as  an Exhibit to the Quarterly Report on Form 10-Q  for  the
       three-month period ended June 30, 2001.
(7)  Filed  as  an Exhibit to the Quarterly Report on Form 10-Q  for  the
       three-month period ended March 31, 2001.
(8)    Filed  by Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(9)    Filed  as  an Exhibit to the Current Report on Form 8-K  filed  on
       March 2, 2001.
(10)   Filed  as an Exhibit to the Quarterly Report on Form 10-Q for  the
       three-month period ended June 30, 2000.
(11)   Filed  as  an Exhibit to the Amended Annual Report on Form  10-K/A
       for the fiscal year ended December 31, 1999.
(12)   Filed  as  Exhibit to the Quarterly Report on Form  10-Q  for  the
       three month period ended September 30, 1999.
(13)   Filed  as  Exhibit to the Quarterly Report on Form  10-Q  for  the
       three month period ended June 30, 1999.
(14)   Filed  as  an  Exhibit to the Annual Report on Form 10-K  for  the
       fiscal year ended December 31, 1998.
(15)   Filed   as   Exhibit  99.1  to  Form  8-A  (File  No.  000-21976),
       incorporated herein by reference.
(16)   Filed  as  Exhibit to the Quarterly Report on Form  10-Q  for  the
       three month period ended June 30, 1998.
(17)   Filed  as an Amendment to the Annual Report on Form 10-K  for  the
       fiscal  year  ended  December  31, 1997,  incorporated  herein  by reference.
(18)   Filed  as an Amendment to the Annual Report on Form 10-K  for  the
       fiscal  year  ended  December  31, 1996,  incorporated  herein  by reference.
(19)   Filed  as  an  Exhibit to the Annual Report on Form 10-K  for  the
       fiscal  year  ended  December  31, 1994,  incorporated  herein  by reference.
(20)   Filed  as  an  Exhibit  to  Form S-1, Registration  No.  33-62206,
       effective July 20, 1993, incorporated herein by reference.
(21)   Portions of this document have been omitted pursuant to a  request for  confidential  treatment that has been  granted  or  has  been requested.
(22)   This  document  is a management contract or compensatory  plan  or arrangement.




Reports on Form 8-K:

Nov.   12,  2002   Regulation  FD  Disclosure  of  Solomon  Smith  Barney
Transportation Conference Presentation.

Dec. 11, 2002   Regulation  FD  Disclosure  of  news  release  concerning
          bankruptcy filing by United Airlines, Inc.

Jan. 24, 2003 Regulation FD Disclosure of Raymond James & Associates Airline Conference Presentation.

Jan. 29, 2003   Regulation  FD Disclosure of news release concerning  the
          Company's fourth quarter and year end 2002 earnings.

Jan. 31, 2003 Regulation FD Disclosure of Goldman Sachs Transportation Conference Presentation.

Feb. 10, 2003   Regulation FD Disclosure of Deutsche Banc Securities 2003
          Global Transportation Conference Presentation.

Feb. 26, 2003   Regulation  FD Disclosure of Raymond James  &  Associates
          Institutional Investors Conference Presentation.

                                SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2003.

                                   ATLANTIC COAST AIRLINES HOLDINGS, INC.

                                              By:        /S/
                                                    Kerry B. Skeen
                                                    Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2003.

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

           /S/                  Vice President, and Controller
David W. Asai                   (Principal accounting officer)


           /S/                                /S/
C. Edward Acker                 Robert E. Buchanan
Director                        Director

           /S/                                /S/
Susan MacGregor Coughlin        Daniel L. McGinnis
Director                        Director

           /S/                                /S/
James C. Miller III             John M. Sullivan
Director                        Director

           /S/                                /S/
William Anthony Rice            Caroline M. Devine
Director                        Director


                              CERTIFICATIONS
I, Kerry B. Skeen, certify that:
1. I have reviewed this annual report on Form 10-K of Atlantic Coast Airlines Holdings, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 29, 2003
                        ___/s/ Kerry B. Skeen___
                             Kerry B. Skeen
                  Chairman and Chief Executive Officer

I, Richard J. Surratt, certify that:
1. I have reviewed this annual report on Form 10-K of Atlantic Coast Airlines Holdings, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 29, 2003
                        _/s/ Richard J. Surratt__
                           Richard J. Surratt
    Executive Vice President, Treasurer, and Chief Financial Officer