Form 10-Q
period 2003-03-31
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 2003-05-12
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

                    Yes   X          No__


As of May 01, 2003, there were 45,234,908 shares of common stock, par value $.02 per share, outstanding.



Part I.  Financial Information
Item 1. Financial Statements
                                     Atlantic Coast Airlines Holdings, Inc.
                                     Condensed Consolidated Balance Sheets

(In thousands except for share and per share   December 31,  March 31, 2003
  data)                                               2002       (Unaudited)
Assets
Current:
  Cash and cash equivalents                     $   29,261     $    4,662
  Short term investments                           213,360        185,158
  Accounts receivable, net                          13,870         12,820
  Expendable parts and fuel inventory, net          14,317         15,859
  Prepaid expenses and other current assets         38,610        103,776
  Deferred tax asset                                16,114         16,443
        Total current assets                       325,532        338,718
Property and equipment at cost, net of
  accumulated depreciation and amortization        195,413        195,884
Intangible assets, net of accumulated
  amortization                                       1,873          1,828
Debt issuance costs, net of accumulated
  amortization                                       3,117          3,051
Aircraft deposits                                   44,810         44,210
Other assets                                         4,393          4,974
        Total assets                            $  575,138     $  588,665

Liabilities and Stockholders' Equity
Current:
  Accounts payable                              $   22,475     $   25,874
  Current portion of long-term debt                  4,900          4,926
  Current portion of capital lease
    obligations                                      1,449          1,474
  Accrued liabilities                               84,377         86,297
  Accrued aircraft early retirement
    charge                                          14,700         14,700
        Total current liabilities                  127,901        133,271
Long-term debt, less current portion                53,540         53,092
Capital lease obligations, less current portion        751            373
Deferred tax liability                              22,384         24,682
Deferred credits, net                               61,903         66,206
Accrued aircraft early retirement charge,
  less current portion                              31,768         31,768
Other long-term liabilities                          1,523          1,712
        Total liabilities                          299,770        311,104
Stockholders' equity:
Common stock: $.02 par value per share;
  shares authorized 130,000,000; shares
  issued 50,255,184 and 50,305,878
  respectively; shares outstanding
  45,195,115 and 45,234,908 respectively             1,005          1,006
Additional paid-in capital                         151,103        151,422
Less: Common stock in treasury, at cost,
  5,060,069 and 5,070,970 shares respectively      (35,586)       (35,717)
Retained earnings                                  158,846        160,842
Accumulated other comprehensive income                   -              8
        Total stockholders' equity                 275,368        277,561
        Total liabilities and
          stockholders' equity                  $  575,138     $  588,665
 See accompanying notes to the condensed consolidated financial statements.

                                      Atlantic Coast Airlines Holdings, Inc.
                             Condensed Consolidated Statements of Operations
                                                                  (Unaudited)

Three months ended March 31,
(In thousands, except for per share data)            2002           2003
Operating revenues:
Passenger                                       $  170,691     $  198,603
Other                                                2,275          5,606
        Total operating revenues                   172,966        204,209
Operating expenses:
Salaries and related costs                          45,752         55,521
Aircraft fuel                                       23,835         39,851
Aircraft maintenance and materials                  13,871         22,261
Aircraft rentals                                    26,672         31,739
Traffic commissions and related fees                 5,061          6,435
Facility rents and landing fees                     10,625         12,027
Depreciation and amortization                        4,599          6,110
Other                                               18,853         26,414
        Total operating expenses                   149,268        200,358
Operating income                                    23,698          3,851
Other income (expense):
Interest income                                      1,554            953
Interest expense                                    (1,131)        (1,368)
Other, net                                             (55)           (53)
        Total other income (expense)                   368           (468)
Income before income tax provision                  24,066          3,383
Income tax provision                                 9,747          1,387
Net income                                        $ 14,319       $  1,996

Income per share:
 Basic:
   Net income                                        $0.32          $0.04
 Diluted:
   Net income                                        $0.31          $0.04

Weighted average shares outstanding:
      -Basic                                        44,677         45,225
      -Diluted                                      46,367         45,328
See accompanying notes to the condensed consolidated financial statements.


                                    Atlantic Coast Airlines Holdings, Inc.
                           Condensed Consolidated Statements of Cash Flows
                                                               (Unaudited)

Three months ended March 31,
(In thousands)                                       2002           2003
Cash flows from operating activities:
  Net income                                     $  14,319      $   1,996
  Adjustments to reconcile net income to net
    cash used in operating activities:
  Depreciation and amortization                      4,790          6,053
  Loss on disposal of assets                            44            353
  Amortization of deferred credits                  (1,145)        (1,421)
  Capitalized interest (net)                          (500)          (283)
  Other                                              1,367            304
  Changes in operating assets and liabilities:
    Accounts receivable                              3,943          2,176
    Expendable parts and fuel inventory               (939)        (1,697)
    Prepaid expenses and other current assets      (42,268)       (65,205)
    Accounts payable                                   258          7,430
    Accrued liabilities                             14,428          4,078
Net cash used in operating activities               (5,703)       (46,216)
Cash flows from investing activities:
  Purchases of property and equipment               (8,870)        (6,568)
  Proceeds from sales of assets                         28              -
  Purchases of short term investments             (197,055)      (102,275)
  Sales of short term investments                   40,320        130,485
  Refunds of aircraft deposits                       1,400          2,400
  Payments of aircraft deposits and other           (3,470)        (1,801)
Net cash (used in) provided by investing
  activities                                      (167,647)        22,241
Cash flows from financing activities:
  Payments of long-term debt                          (398)          (422)
  Payments of capital lease obligations               (333)          (353)
  Deferred financing costs and other                   (10)           (15)
  Purchase of treasury stock                             -           (131)
  Proceeds from exercise of stock options            5,784            297
Net cash provided by (used in) financing
  activities                                         5,043           (624)
Net decrease in cash and cash equivalents         (168,307)       (24,599)
Cash and cash equivalents, beginning of period     173,669         29,261
Cash and cash equivalents, end of period         $   5,362      $   4,662
See accompanying notes to the condensed consolidated financial statements.

                   ATLANTIC COAST AIRLINES HOLDINGS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Atlantic Coast Airlines Holdings, Inc. ("ACAI") and its wholly owned subsidiaries, Atlantic Coast Airlines ("ACA") and Atlantic Coast Jet, LLC ("ACJet"), (collectively, the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. ACJet and its predecessor have not had any operating activity since June 30, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation. The information furnished in these unaudited condensed consolidated financial statements reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the three month period presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. Certain amounts as previously reported have been reclassified to conform to the current period presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.   STOCKHOLDERS' EQUITY

The Company applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to account for its stock options. SFAS No. 123 allows companies to continue to apply the provisions of APB Opinion No.
25,   "Accounting   for   Stock  Issued  to   Employees",   and   related
interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock options granted as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123. The Company accounts for non-employee stock option awards in accordance with SFAS No. 123.

As a result of applying APB Opinion No. 25, and related interpretations, no stock-based employee compensation cost is reflected in net income, as all options granted to employees had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

                                                      March 31,
                                                 2003           2002
Net income, as reported                      $  1,996       $ 14,319

Less total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects         (990)        (1,629)

Pro forma net income                         $  1,006       $ 12,690

Earnings per share:
  Basic - as reported                        $    .04       $    .32
  Basic - pro forma                          $    .02       $    .28
  Diluted - as reported                      $    .04       $    .31
  Diluted - pro forma                        $    .02       $    .27

3.  COMMITMENTS AND CONTINGENCIES

On September 28, 2001, the Company entered into an asset-based lending agreement with Wachovia Bank, N.A. that initially provided the Company with a line of credit for up to $25.0 million. As a result of the
Chapter 11 bankruptcy filing by United Airlines, under the terms of the line of credit, it was necessary for the Company to request a covenant waiver. Following this request, the Company agreed to reduce the size of the lending agreement to $17.5 million and revise certain covenants. The line of credit, which will expire on October 15, 2003, carries an interest rate of LIBOR plus .875% to 1.375% depending on the Company's fixed charges coverage ratio. The Company has pledged $13.8 million of this line of credit as collateral for letters of credit issued on behalf of the Company by a financial institution. The available borrowing under the line of credit is limited to the value of the bond letter of credit on the Company's Dulles, Virginia hangar facility plus 60% of the book value of certain rotable spare parts. As of March 31, 2003, the value of the collateral supporting the line was sufficient for the amount of available credit under the line to be $17.5 million. There have been no borrowings on the line of credit. The amount available for borrowing at March 31, 2003 was $3.7 million after deducting $13.8 million which has been pledged as collateral for letters of credit. The Company intends to renew its current line of credit upon expiration. If it is unable to renew, the Company believes it has adequate liquidity to pledge cash as collateral for existing letters of credit.

As of March 31, 2003, the Company had firm orders for 42 Bombardier CRJ200s ("CRJs") in addition to the 79 previously delivered, and options for 80 additional CRJs. The 42 firm ordered aircraft include 25 CRJs that were ordered in July 2002 after Fairchild Dornier GmbH ("Fairchild") opened formal insolvency proceedings in Germany and rejected the Company's purchase agreement covering 328JETs. Due to a number of factors, including the United bankruptcy, the effect on the operations of the airline industry of the war with Iraq, and the state of the financing markets, the Company is considering the delay of future aircraft deliveries and is engaged in discussions with Bombardier regarding financing and aircraft delivery schedules. The Company and Bombardier have entered into an interim extension agreement to delay the delivery of aircraft originally scheduled for delivery in March and April 2003. The interim agreement currently expires in mid-May although the Company may seek further extensions. If an agreement cannot be reached with Bombardier, any unilateral delay in deliveries by the Company may result in Bombardier asserting a claim for damages.

The  Company's  agreement with Bombardier provides  for  30  CRJs  to  be delivered  during the remainder of 2003 and an additional 12 CRJs  to  be delivered by April 30, 2004. The Company has not been able to access traditional sources of equity funding, which provides approximately 20% of the aircraft acquisition cost, for any further deliveries and had obtained contingent debt commitments for only four undelivered aircraft. The availability of funding, particularly equity funding, remains uncertain. The Company has a contingent commitment from Export Development Canada ("EDC") for debt financing of four aircraft originally scheduled for delivery in March and April 2003. As a result of the bankruptcy of United, EDC's debt funding obligation is contingent upon the Company obtaining a waiver from EDC. For the period between the United bankruptcy filing and the date of this filing, the Company has been successful in obtaining such waivers from EDC, although there can be no assurances that it will be able to obtain a waiver in the future. The Company may be forced to utilize its own funds to meet its aircraft financing requirements or to seek alternative sources of funding a portion of its aircraft deliveries.

In July 2002, Fairchild, the manufacturer of the 32-seat 328JET, opened formal insolvency proceedings in Germany. Fairchild had been operating under the guidance of a court appointed interim trustee since April 2002. Fairchild subsequently notified the Company that it has rejected the
Company's purchase agreement covering the remaining 30 328JETs the Company had on firm order for its United Express operation, two 328JETs on firm order for the Company's Private Shuttle operation, and options to acquire 81 additional aircraft. At the time of the opening of formal insolvency proceedings, Fairchild had significant current and future obligations to the Company in connection with the Company's order of 328JET aircraft. These include obligations: to deliver 30 328JETs the Company had on firm order for its United Express operation, two 328JETs on firm order for the Private Shuttle operation, and 81 additional option 328JETs with certain financing support; to pay the Company the difference between the sublease payments, if any, received from remarketing 26 J-41 Turboprop aircraft leased by the Company and the lease payment obligations of the Company on those aircraft; to purchase five J-41 aircraft owned by the Company at their net book value at the time of retirement; to assume certain crew training costs; and to provide spares, warranty, engineering, and related support. In August 2002, the Company filed its claim in the Fairchild insolvency proceeding. The Fairchild insolvency trustee indicated that it is unlikely that any funds will be available for claims by unsecured creditors. During the first quarter 2003, the trustee indicated that he is finalizing plans to sell portions of Fairchild, including the production and support of 328JETs. In April 2003, Dornier Aviation of North America ("DANA"), which included certain 328 JET spare parts inventories and the production lines for certain 328JET parts was sold to M-7 Aerospace. The Company anticipates that long-term product support would be improved should the remainder of the Fairchild businesses be successfully transitioned to a new owner, but does not have any knowledge as to whether a sale of the remaining Fairchild businesses can in fact be completed or whether aircraft production will be resumed. In addition, the Company does not anticipate that such sales will have an effect on its prior contractual commitments or on its bankruptcy claim.

The Company believes it has a security interest in Fairchild's equity interest in 32 delivered 328JETs, under which the Company's right to proceed against this collateral will apply upon termination of the applicable leases unless other arrangements are made with the other interested parties. The Company's balance sheet as of March 31, 2003 includes a receivable for $1.2 million with respect to deposits placed with Fairchild for undelivered aircraft. The Company holds a bond from an independent insurance company that was delivered to secure this deposit, and has made a demand for payment under this bond. Fairchild's insolvency trustee has made a claim for the collateral posted with the insurance company, and the insurance company has withheld payment of the bond. The matter is presently with the U.S. bankruptcy court for the Western District of Texas. The Company's balance sheet as of March 31, 2003 also includes approximately $1.0 million due from Fairchild, resulting from payments made or owed by the Company to third parties for certain training and other matters that were to be paid by Fairchild. At the time of Fairchild's insolvency, the Company had outstanding invoices due to Fairchild for various spare parts purchases. The Company believes it has the right to offset these and other obligations claimed by Fairchild against amounts the Company owes Fairchild, to the extent permitted by law. Fairchild's wholly owned U.S. subsidiary, Dornier Aviation North America, Inc. ("DANA"), disputes this right and has filed suit against the Company claiming amounts allegedly due for certain spare parts, late payment charges, and consignment inventory carrying charges. DANA contends that although its German parent company may not have fulfilled its contractual obligations to the Company, DANA sold spare parts to the Company independent of its parent company's activities and that there is no right of offset. This lawsuit is now set for trial beginning July 28, 2003. To the extent the Company does not prevail in its claims, it may be required to take a charge for all or a portion of the $1.0 million due from Fairchild for third party expenses, or the $1.2 million in deposits secured by the bond.

On December 9, 2002, UAL, Inc. and its subsidiaries, including United, filed for protection under Chapter 11 of the United States Bankruptcy Code. UAL continues operating and managing its business and affairs as a debtor in possession. In bankruptcy, United has the right to assume or reject all executory agreements including the Company's United Express Agreements ("UA Agreements"). No deadline has been set by United to assume or reject the Company's UA Agreements. United has obtained bankruptcy court approval to retain Bain & Company as strategic consultant and negotiating agent for United in connection with the United Express operations. The Company will not be in a position to comment on the status of this process while it is on-going. If the Company and
United were to reach agreement on revising the UA Agreements, the renegotiated terms are likely to be less favorable to the Company with regard to operating margins and in other respects, which would adversely affect the Company's earnings and/or growth prospects. The Company cannot predict the outcome of United's decision process.
The Company devotes a substantial portion of its business to its operations with United, and obtains substantial services from United in operating that business. The Company's future operations are substantially dependent on United's successful emergence from bankruptcy and on the affirmation or renegotiation of the Company's UA Agreement by United on acceptable terms, or on the Company's ability to successfully establish an alternative to the United business and services. There is no assurance that United will successfully emerge from bankruptcy or that the Company will be able to reach agreement with United on revised terms of the UA Agreements even if United emerges from bankruptcy. In either of those instances, the Company would be faced with the prospect of having to quickly find another code share partner or to develop the airline related infrastructure to fly as an independent airline. The Company continues planning for these contingencies and will pursue actions management believes appropriate in the event that United liquidates under Chapter 7 or in the event that satisfactory arrangements for future United Express service cannot be agreed with United. The Company anticipates that there would be an interruption in its services during a transition period, the length of which would be dependent on several factors including how soon United liquidates. There are no assurances that the Company will be able to find another code share partner or be able to compete as an independent airline, and any prolonged stoppage of flying would materially adversely affect the
Company's results of operations and financial position. United's bankruptcy filing may affect the Company in other ways that it is not currently able to anticipate or plan for.

The UA Agreements call for the resetting of fee-per-departure rates annually based on the Company's and United's planned level of operations for the upcoming year. The Company and United are in discussions regarding the fee-per-departure rates to be utilized during 2003. During 2002 and continuing into 2003, the average utilization of aircraft in the United Express operation declined, and as a result, the 2002 per departure rates do not adequately reflect decreases in the Company's aircraft utilization. The Company is seeking a rate adjustment for 2003 consistent with its interpretation of the UA Agreements that would, among other things, offset this reduction in utilization. Until new rates are established for 2003, United is paying the Company based on 2002 rates and the Company is recording its revenue in 2003 using the rates established for 2002. There can be no assurance that the Company will be able to successfully reset fee-per-departure rates. Unless the Company is successfully able to reset its 2003 fee-per-departure rates with United or to significantly reduce costs or increase utilization, its operating margins for future periods will be materially affected.



4.   ADOPTION OF FASB STATEMENTS 144, 146 ,148 AND INTERPRETATIONS 45 AND
46

On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Statement No. 144 includes requirements related to the classification of assets as held for sale, including the establishment of six criteria that must be satisfied prior to this classification. Statement No. 144 also includes guidance related to the recognition and calculation of impairment losses for long-lived assets. The Company adopted Statement No. 144 on January 1, 2002. Under Statement No. 144, the Company is required to evaluate the book value of its long-lived assets as compared to estimated fair market value. The Company now estimates that the fair market value of four of the five owned J-41 aircraft will be in the aggregate $2.9 million below book value when the aircraft are retired from the fleet. As a result, the Company is recognizing $2.9 million in additional depreciation charges related to such aircraft over their remaining estimated service lives. In the first quarter of 2003, the Company recognized $0.5 million in additional depreciation expense. No additional depreciation expense related to J-41 aircraft was recorded in the first quarter of 2002.

On July 30, 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. Statement No. 146 requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. The Company adopted Statement No. 146 on January 1, 2003. The new rules will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. Previously existing accounting rules permitted the accrual of such costs for firmly committed plans which were expected to be executed within twelve months. Accordingly, to the extent that the Company's plans to early retire J-41 turboprop aircraft extend beyond the end of 2003, the adoption of Statement No. 146 will cause the Company to record costs associated with such individual early retired aircraft in the month they are retired, as opposed to the previous accounting treatment of taking a charge for these aircraft in the period in which the retirement plan is initiated. See Note 8 of Notes to Condensed Consolidated Financial Statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation outlines disclosure requirements in a guarantor's financial statements relating to any obligations under guarantees for which it may have potential risk or liability, as well as clarifies a guarantor's requirement to recognize a liability for the fair value, at the inception of the guarantee, of an obligation under that guarantee. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of March 31, 2003, the Company has not provided any guarantees that would require recognition or disclosure as liabilities under this interpretation.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123 "Accounting for Stock-Based
Compensation."   The  new  standard  provides  alternative   methods   of
transition  for  a  voluntary change to the fair value  based  method  of
accounting  for  stock-based  employee compensation.   Additionally,  the
statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December
15,  2002.   In compliance with SFAS No. 148, the Company has elected  to continue to follow the intrinsic value method in accounting for its stock-
based   employee  compensation  arrangement  as  defined  by   Accounting
Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees".

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This interpretation requires an existing unconsolidated variable interest entity to be consolidated by their primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. The Company does not anticipate this interpretation will have a significant impact on our financial position or operating results.


5.  INCOME TAXES

The Company's effective tax rate for federal and state income taxes was 41.0% and 40.5% for the three months ended March 31, 2003 and 2002, respectively.

6.  INCOME PER SHARE

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

 Three months ended March 31,
 (in thousands except for per share data)               2002        2003
 Income (basic and diluted)                        $  14,319   $   1,996

 Weighted average shares outstanding (basic)          44,677      45,225
 Incremental shares related to stock options           1,690         103
 Weighted average shares outstanding (diluted)        46,367      45,328

7. SUPPLEMENTAL CASH FLOW INFORMATION

                                                  Quarter Ended March 31,
                                                        (in thousands)
Cash paid during the period for:                        2002        2003
  -   Interest                                          $895        $800
  -   Income taxes                                       471         279


8.  AIRCRAFT EARLY RETIREMENT CHARGE

In June 2002, the Company reconfirmed its commitment to United to remove its remaining J-41 turboprop aircraft from service no later than April 30, 2004. Since then, the Company had entered into discussions regarding the potential deferral of CRJ deliveries. Should these discussions ultimately result in the delay of some of the remaining CRJs on firm order, those delays could negatively impact the Company's ability to complete its early aircraft retirement plan for the J-41 turboprop fleet. The timing of turboprop retirements is subject to discussions with United regarding the UA Agreements. If the Company is forced to modify the early aircraft retirement plan, it may have to reverse some or all of the amounts previously expensed as early aircraft retirement charges. The Company has long-term lease commitments for 25 of these J-41 aircraft and owns 5 J-41 aircraft. During 2002, the Company recorded aircraft early retirement operating charges totaling $24.3 million ($14.6 million net of income tax) for the non-discounted value of future lease payments and other costs associated with the planned retirement of 18 J-41 turboprop aircraft. The total 2002 aircraft early retirement charges consist of a charge of $21.5 million ($12.9 million after tax) taken in the fourth quarter of 2002 relating to J-41 aircraft which are expected to be retired by the fourth quarter of 2003, a $7.6 million charge ($4.5 million after tax) in the third quarter of 2002 related to expected scheduled aircraft retirements by the third quarter of 2003, and a $4.8 million ($2.8 million after tax) credit to income in the second quarter of 2002 to reverse a portion of its prior aircraft early retirement charge of $23.0 million ($13.8 million after tax) recorded in the fourth quarter of 2001. The Company estimates that it will expense approximately $26.5 million (pre-tax) relating to the remaining 8 leased J-41s as they are retired during 2004. The Company plans to actively remarket the J-41s through leasing, subleasing or outright sale of the aircraft. Any sales arrangements involving leased aircraft may require the Company to make payments to the lessor to cover shortfalls between sale prices and lease stipulated loss values.

As of March 31, 2003, the Company had liabilities of $46.5 million accrued for J-41 aircraft to be early retired. This amount reflects aircraft early retirement charges booked, offset by cash payments of $1.7 million for the retirement of one J-41 in 2002.

9. AVIATION AND TRANSPORTATION SECURITY ACT AND EMERGENCY WARTIME SUPPLEMENTAL APPROPRIATIONS ACT

On  November  19,  2001 the President signed into law  the  Aviation  and
Transportation Security Act (the "Security Act"). The Security Act requires that heightened passenger,baggage and cargo security measures be adopted as well as enhanced airport security procedures. The Security Act created the Transportation Security Administration ("TSA") that has taken over from the air carriers the responsibility for conducting the screening of passengers and their baggage. The TSA assumed both of the Company's passenger screening contracts on February 17, 2002. Air carriers continue to have responsibility for aircraft security, employee background checks, the security of air carrier airport facilities and other security related functions.

The activities of the TSA are to be funded in part by the application of a $2.50 per passenger enplanement security fee (subject to a maximum of $5.00 per one way trip) and payment by all passenger carriers of a sum not exceeding each carrier's passenger and baggage screening cost incurred in calendar year 2000. The Security Act imposes new and increased requirements for air carrier employee background checks and additional security training of flight and cabin crew personnel and requires the TSA to deploy Federal air marshals. The Security Act also mandated and the FAA has adopted new rules requiring the strengthening of cockpit doors, some of the costs of which are being reimbursed by the FAA. The Company completed Level One fortification if its cockpit doors on all of its aircraft as of November 15, 2001, and completed Level Two fortifications in April 2003. As of March 31, 2003, the Company had received $1.9 million in reimbursements from the FAA for these mandated modifications.

On April 16, 2003, Congress passed the Emergency Wartime Supplemental Appropriations Act ("the Act"). The Act makes available approximately $2.3 billion to United States flag air carriers, which includes the Company, a portion of which is based on each carrier's proportional share of the amounts remitted in passenger and carrier security fees by eligible air carriers to the TSA under the Air Transportation Safety and System Stabilization Act ("the Stabilization Act"). The Company has paid TSA security fees of approximately $1.3 million under the Stabilization Act for which it is entitled to reimbursement, in whole or in part. The precise amount the Company could receive under the Act will be determined once the total TSA security fees paid by all eligible air carriers is known. As such, the Company is unable to determine the amount it will receive under this portion of the Stabilization Act at this time. The Act requires TSA to make this payment to each eligible carrier on or before May 16, 2003. The Act also provides for an additional $100 million in funds to reimburse air carriers for the direct cost of modifying cockpit doors as required by FAA regulation. At this time, the Company is unable to estimate how much it may be entitled to under this section of the Act. In addition to refunding previously remitted security fees, the Act provides that carriers shall not collect and pay to TSA any passenger or carrier security fees imposed by the Stabilization Act for the period June 1, 2003 through September 30. 2003. The Act also extended by 24 months the Government's war risk insurance program which otherwise would have expired on December 31, 2002. The FAA provides war risk insurance to carriers pursuant to the Act through short-term policies, which it extends from time to time. Presently, the Company's war risk insurance under the Act expires on June 13, 2003. The Company anticipates renewing the insurance through the FAA as long as it is available.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     First Quarter Operating Statistics
                                                                 Increase
Three months ended March 31,                2002       2003     (Decrease)
Revenue passengers carried               1,450,201   1,922,609     32.6%
Revenue passenger miles ("RPMs")(000's)    601,637     746,084     24.0%
Available seat miles ("ASMs") (000's)    1,057,332   1,100,543      4.1%
Passenger load factor                        56.9%       67.8%  10.9 pts
Revenue per ASM (cents)                       16.1        18.0     11.8%
Cost per ASM (cents)                          14.1        18.2     29.1%
Average passenger segment (miles)              415         388    (6.5)%
Revenue departures (completed)              66,403      72,019      8.5%
Revenue block hours                         98,708     105,618      7.0%
Aircraft utilization (block hours)             9.7         8.9    (8.2)%
Average cost per gallon of fuel (cents)       83.9       128.6     53.3%
Aircraft in service (end of period)            124         142     14.5%
Revenue per departure                       $2,571      $2,758      7.3%


Comparison of three months ended March 31, 2003, to three months ended March 31, 2002.

Results of Operations

     Forward Looking Statements

          This   Quarterly   Report     on    Form    10-Q    contains
forward-looking statements and information that is based on management's current expectations as of the date of this document. When used herein, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Factors that could cause the Company's future results to differ materially from the expectations described here include, among others: the extent to which the Company accepts regional jet deliveries under its agreement with Bombardier, and its ability to delay deliveries or to settle arrangements with Bombardier regarding undelivered aircraft without Bombardier asserting a claim for damages; United's decision to elect either to affirm all of the terms of the Company's United Express Agreement or to reject the agreement in its entirety, the timing of such decision, any efforts by United to negotiate changes prior to making a decision on whether to affirm or reject the contract, the ability and timing of agreeing upon departure rates with United; the Company's ability to collect pre-petition obligations from United or to offset pre-petition obligations due to United; the Company's ability to collect post-petition amounts it believes are due from United for rate adjustments; United's ability to successfully reorganize and emerge from bankruptcy; the continued financial health of Delta Air Lines, Inc.; changes in levels of service agreed to by the Company with its code-share partners due to market conditions; the willingness of finance parties to continue to finance aircraft in light of the United situation and of market conditions generally; the ability of these partners to manage their operations and cash flow, and the ability and willingness of these partners to continue to deploy the Company's aircraft and to utilize and pay for scheduled service at agreed upon rates; availability and cost of product support for the Company's 328JET aircraft; whether the Company is able to recover or realize on its claims and preserve its right of offset against Fairchild Dornier in its insolvency proceedings and in the pending litigation with a Fairchild affiliate, and unexpected costs arising from the insolvency of Fairchild Dornier; general economic and industry conditions; additional acts of war; and risks and uncertainties arising from the events of September 11; the impact of the outbreak of Severe Acute Respiratory Syndrome on travel and from the slow economy which may impact the Company, its code-share partners, and aircraft manufacturers in ways that the Company is not currently able to predict. These and other factors are more fully disclosed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in ACAI's Annual Report on Form 10-K for the year ended December 31, 2002. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

     General

          Net income in the first quarter was $2.0 million, or $.04 per share on a diluted basis compared to $14.3 million or $.31 per share on a diluted basis for the same period last year. The principal reasons for the decrease in net income were that fee-per-departure rates paid by United Airlines have not been set for 2003, with the result that ACA continues to accrue and receive payment for revenue from United at 2002 rates that do not reflect changes in costs and in aircraft utilization; higher than normal expenses and lower revenue due to severe weather conditions at the Company's Washington Dulles hub and many of the cities served in the Northeastern and Midwestern United States which resulted in flight cancellations and damaged aircraft; payment of $1.0 million to Delta to remove contractual restrictions on the use of the Company's ACJet subsidiary and its operating certificate; $0.9 million accrued for additional maintenance and potential interest costs associated with a rate dispute with a vendor.

     Operating Revenues

          Passenger revenues increased 16.4% to $198.6 million for the three months ended March 31, 2003 from $170.7 million for the three months ended March 31, 2002. The increase was primarily due to an 8.5% increase in revenue departures and a 7.3% increase in revenue per departure to $2,758 in the first quarter of 2003 from $2,571 in the first quarter of 2002. The increase in revenue per departure is primarily a result of increased fuel costs for which the Company receives reimbursement under its agreements with United and Delta and increases in 2003 rates with Delta which were finalized during the first quarter of 2003.

          The Company's agreement with United calls for the resetting of fee-per-departure rates annually based on the Company's and United's planned level of operations for the upcoming year. The Company and United are in discussions regarding the fee-per-departure rates to be utilized during 2003. During 2002 and continuing into 2003, the average utilization of aircraft in the United Express operation declined, and as a result, the 2002 per departure rates do not adequately reflect decreases in the Company's aircraft utilization. The Company is seeking a rate adjustment for 2003 consistent with its interpretation of the UA Agreements that would, among other things, offset this reduction in utilization. Until new rates are established for 2003, United is paying the Company based on 2002 rates and the Company is recording its revenue in 2003 using the rates established for 2002. There can be no assurance that the Company will be able to successfully reset fee-per-departure rates.

          Other revenue increased 146.4% to $5.6 million compared to $2.3 million for the same period last year. This increase is primarily the result of increased charter revenue from the Company's Private Shuttle operation in the first quarter of 2003. In March 2003, the Company decided to continue to service its existing clients but to de-emphasize the solicitation of new charter business due to uncertainties caused by the bankruptcy of the 328JET manufacturer. The Company recently made some of these charter assets available to support its code share operations.


     Operating Expenses

           A summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended March 31, 2002, and 2003 is as follows:

                                        Three Months ended March 31,
                                            2002                 2003
                                    Percent of   Cost    Percent of    Cost
                                    Operating   Per ASM  Operating    Per ASM
                                    Revenues    (cents)   Revenues    (cents)
Salaries and related costs            26.5%       4.3       27.2%       5.0
Aircraft fuel                         13.8%       2.3       19.5%       3.6
Aircraft maintenance and materials     8.0%       1.3       10.9%       2.0
Aircraft rentals                      15.4%       2.5       15.5%       2.9
Traffic commissions and related fees   2.9%       0.5        3.2%       0.6
Facility rents and landing fees        6.1%       1.0        5.9%       1.1
Depreciation and amortization          2.7%       0.4        3.0%       0.6
Other                                 10.9%       1.8       12.9%       2.4

Total                                 86.3%      14.1       98.1%      18.2

           Total operating expenses increased 34.2% to $200.4 million for the quarter ended March 31, 2003 compared to $149.3 million for the quarter ended March 31, 2002. The 8.5% increase in revenue departures resulted in ASMs increasing 4.1% to 1.10 billion in the first quarter 2003 from 1.06 billion in the same period last year. As a result, cost per ASM increased 29.1% on a year-over-year basis to 18.2 cents during the first quarter of 2003. Costs per ASM changes that are not primarily attributable to the changes in capacity are as follows:

          The cost per ASM of salaries and related expenses increased 16.3% to 5.0 cents in the first quarter of 2003 compared to 4.3 cents in the first quarter of 2002 primarily as a result of lower aircraft utilization under the Company's agreements with United.

          The cost per ASM of aircraft fuel increased to 3.6 cents in the first quarter of 2003 compared to 2.3 cents in the first quarter of 2002. The increase is due primarily as a result of the 53.3% increase in the average cost per gallon of fuel to $1.29 in the first quarter of 2003 from $0.84 in the first quarter of 2002.

           The cost per ASM of maintenance increased 53.8% due primarily to increased maintenance costs on the Company's fleet of 328JETs arising from the Fairchild-Dornier insolvency, $0.9 million accrued for additional maintenance and potential interest costs associated with a rate dispute with a vendor and the continuing expiration of the manufacturer's warranty on the Company's CRJ fleet.

        The cost per ASM of aircraft rentals increased 16.0% to 2.9 cents in the first quarter of 2003 from 2.5 cents in the first quarter of 2002 primarily due to decreases in the Company's aircraft utilization as evidenced by the 14.5% increase in the number of aircraft to 142 in the first quarter of 2003 from 124 in the first quarter of 2002 as compared to the 4.1% growth in ASMs for the same periods.

          Cost per ASM of facility rents and landing fees increased slightly to 1.1 cents in the first quarter of 2003 from 1.0 cents for the first quarter of 2002. In absolute dollars, facility rents and landing fees increased 13.2% to $12.0 million in the first quarter of 2003 from $10.6 million in the first quarter of 2002. This increase is a result of an 8.5% increase in number of departures, higher landing fees imposed by airports to recover costs due to the events of September 11 and non-signatory landing fees rates imposed by some airports as a result of United filing for Chapter 11 bankruptcy protection.

          Cost per ASM of depreciation and amortization increased 50.0% to 0.6 cents in the first quarter of 2003 from 0.4 cents for the first quarter of 2002. In absolute dollars, depreciation and amortization increased 32.9% to $6.1 million in the first quarter of 2003 from $4.6 million in the first quarter of 2002. The increase is primarily as a result of accelerated depreciation associated with the anticipated early retirement of J-41 aircraft owned by the Company, depreciation expense related to increased levels of rotable equipment required for regional jets, and increased depreciation related to the replacement of the Company's computer software systems.

          The cost per ASM of other operating expenses increased to 2.4 cents in the first quarter of 2003 from 1.8 cents in the first quarter of 2002. In absolute dollars, other operating expenses increased 40.1% to $26.4 million in the first quarter of 2003 from $18.9 million in the first quarter of 2002. The increased costs were primarily the result of an increase in the number of departures, unfavorable weather conditions, a $1.0 million payment to Delta to remove contractual restrictions on the use of the Company's ACJet subsidiary and its operating certificate, increases in property taxes, and increased legal costs related to the Fairchild bankruptcy and United filing for Chapter 11 bankruptcy protection.

           The Company's effective tax rate for federal and state income taxes was 41.0% in the first quarter of 2003. This compares with an effective tax rate for federal and state income taxes of 40.5% for the first quarter of 2002.


Recent Developments and Outlook

          This outlook section contains forward-looking statements, which are subject to the risks and uncertainties set forth in the MD&A section under Forward Looking Statements. This MD&A should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

          The U.S. airline industry continues to experience depressed demand and reductions in passenger yields, increased insurance costs, changing and increased government regulations and tightened credit markets as evidenced by higher credit spreads and reduced capacity. These factors are directly affecting the operations and financial condition of participants in the industry including the Company, its code share partners, and aircraft manufacturers. Although recent steps taken by the major U.S. carriers to return to profitability have tended to increase the importance of regional jets to the industry, future implementation of regional jet programs will depend on market conditions and relative cost structures. Aggressive cost-cutting by major airlines, including United's actions in bankruptcy, have reduced the gap between trip costs for the major airlines' smallest jets relative to regional jets, thus putting increased pressure on regional jet operators to also decrease their costs. Moreover, the ongoing losses incurred by the industry continue to raise substantial risks and uncertainties. As discussed below, these risks may impact the Company, its code share partners, and aircraft manufacturers in ways that the Company is not currently able to predict.

          As a result of the war with Iraq and the continued deterioration of airline industry economics, the Company has embarked on a cost reduction program with the goal of reducing annualized unit operating expenses by approximately 10%. As part of this program, the Company implemented a hiring freeze, began furloughing excess pilots, eliminated or reduced bonus programs, and implemented salary reductions ranging from 5% to 10% for all salaried employees. The elimination of and changes in bonus plans and salaries for those management employees paid more than $30,000 per year is anticipated to reduce cash compensation by between 10% and 30% for salaried employees with the largest reductions affecting the Company's officers. The Company has also approached ALPA to negotiate pay reductions and work rule changes to assure that the Company's costs are at market rates. The Company's cost reduction goals will require the cooperation of its employees, the unions representing its employees, major vendors and code share partners.

          On April 16, 2003, Congress passed the Emergency Wartime Supplemental Appropriations Act ("the Act"). The Act makes available approximately $2.3 billion to United States flag air carriers, which includes the Company, a portion of which is based on each carrier's proportional share of the amounts remitted in passenger and carrier security fees by eligible air carriers to the TSA under the Air
Transportation Safety and System Stabilization Act ("the Stabilization Act"). The Company has paid TSA security fees of approximately $1.3 million under the Stabilization Act for which it is entitled to reimbursement, in whole or in part. The precise amount the Company could receive under the Act will be determined once the total TSA security fees paid by all eligible air carriers is known. As such, the Company is unable to determine the amount it will receive under this portion of the Stabilization Act at this time. The Act requires TSA to make this payment to each eligible carrier on or before May 16, 2003. The Act also provides for an additional $100 million in funds to reimburse air carriers for the direct cost of modifying cockpit doors as required by FAA regulation. At this time, the Company is unable to estimate how much it may be entitled to under this section of the Act. In addition to refunding previously remitted security fees, the Act provides that carriers shall not collect and pay to TSA any passenger or carrier security fees imposed by the Stabilization Act for the period June 1, 2003 through September 30. 2003. The Act also extended by 24 months the Government's war risk insurance program which otherwise would have expired on December 31, 2002. The FAA provides war risk insurance to carriers pursuant to the Act through short-term policies, which it extends from time to time. Presently, the Company's war risk insurance under the Act expires on June 13, 2003. The Company anticipates renewing the insurance through the FAA as long as it is available.

          On December 9, 2002, UAL, Inc. and its subsidiaries, including United, filed for protection under Chapter 11 of the United States Bankruptcy Code. UAL continues operating and managing its business and affairs as a debtor in possession. In bankruptcy, United has the right to assume or reject all executory agreements including the Company's United Express Agreements ("UA Agreements"). No deadline has been set by United to assume or reject the Company's UA Agreements. United has obtained bankruptcy court approval to retain Bain & Company as strategic consultant and negotiating agent for United in connection with the United Express operations. The Company will not be in a position to comment on the status of this process while it is on-going. If the Company and
United were to reach agreement on revising the UA Agreements, the renegotiated terms are likely to be less favorable to the Company with regard to operating margins and in other respects, which would adversely affect the Company's earnings and/or growth prospects. The Company cannot predict the outcome of United's decision process.

          The Company devotes a substantial portion of its business to its operations with United, and obtains substantial services from United in operating that business. The Company's future operations are substantially dependent on United's successful emergence from bankruptcy and on the affirmation or renegotiation of the Company's UA Agreement by United on acceptable terms, or on the Company's ability to successfully establish an alternative to the United business and services. There is no assurance that United will successfully emerge from bankruptcy or that the Company will be able to reach agreement with United on revised terms of the UA Agreements even if United emerges from bankruptcy. In either of those instances, the Company would be faced with the prospect of having to quickly find another code share partner or to develop the airline related infrastructure to fly as an independent airline. The Company continues planning for these contingencies and will pursue actions management believes appropriate in the event that United liquidates under Chapter 7 or in the event that satisfactory arrangements for future United Express service cannot be agreed with United. The Company anticipates that there would be an interruption in its services during a transition period, the length of which would be dependent on several factors including how soon United liquidates. There are no assurances that the Company will be able to find another code share partner or be able to compete as an independent airline, and any prolonged stoppage of flying would materially adversely affect the
Company's results of operations and financial position. United's bankruptcy filing may affect the Company in other ways that it is not currently able to anticipate or plan for.


          The UA Agreements call for the resetting of fee-per-departure rates annually based on the Company's and United's planned level of operations for the upcoming year. The Company and United are in discussions regarding the fee-per-departure rates to be utilized during 2003. During 2002 and continuing into 2003, the average utilization of aircraft in the United Express operation declined, and as a result, the 2002 per departure rates do not adequately reflect decreases in the Company's aircraft utilization. The Company is seeking a rate adjustment for 2003 consistent with its interpretation of the UA Agreements that would, among other things, offset this reduction in utilization. Until new rates are established for 2003, United is paying the Company based on 2002 rates and the Company is recording its revenue in 2003 using the rates established for 2002. There can be no assurance that the Company will be able to successfully reset fee-per-departure rates. Unless the Company is successfully able to reset its 2003 fee-per-departure rates with United or to significantly reduce costs or increase utilization, its operating margins for future periods will be materially affected.

          The Company's agreement with Bombardier provides for 30 CRJs to be delivered during the remainder of 2003 and an additional 12 CRJs to be delivered by April 30, 2004. The Company has not been able to access traditional sources of equity funding, which provides approximately 20% of the aircraft acquisition cost, for any further deliveries and had obtained contingent debt commitments for only four undelivered aircraft. The availability of funding, particularly equity funding, remains uncertain. The Company has a contingent commitment from Export Development Canada ("EDC") for debt financing of four aircraft originally scheduled for delivery in March and April 2003. As a result of the bankruptcy of United, EDC's debt funding obligation is contingent upon the Company obtaining a waiver from EDC. For the period between the
United bankruptcy filing and the date of this filing, the Company has been successful in obtaining such waivers from EDC, although there can be no assurances that it will be able to obtain a waiver in the future. The Company may be forced to utilize its own funds to meet its aircraft financing requirements or to seek alternative sources of funding a portion of its aircraft deliveries. Due to a number of factors, including the United bankruptcy, the effect on the operations of the airline industry of the war with Iraq, and the state of the financing markets, the Company is considering the delay of future aircraft deliveries and is engaged in discussions with Bombardier regarding financing and aircraft delivery schedules. The Company and Bombardier have entered into an interim extension agreement to delay the delivery of aircraft originally scheduled for delivery in March and April 2003. The interim agreement currently expires in mid-May although the Company may seek further extensions. If an agreement cannot be reached with Bombardier, any unilateral delay in deliveries by the Company may result in Bombardier asserting a claim for damages. In connection with these discussions, Bombardier is withholding approximately $3.7 million in payments due to the Company for amounts owed under the Company's aircraft purchase agreements, and the Company has stopped making progress payments to Bombardier for future aircraft. In addition, as of March 31, 2003, the Company had $38.0 million on deposit with Bombardier for future aircraft orders.

In July 2002, Fairchild Dornier Gbmh ("Fairchild"), the manufacturer of the 32-seat 328JET, opened formal insolvency proceedings in Germany. The Fairchild insolvency trustee indicated that it is unlikely that any funds will be available for claims by unsecured creditors. During the first quarter 2003, the trustee indicated that he is finalizing plans to sell portions of Fairchild, including the production and support of 328JETs. In April 2003, Dornier Aviation of North America ("DANA"), which included certain 328 JET spare parts inventories and the production lines for certain 328JET parts was sold to M-7 Aerospace. The Company anticipates that long-term product support would be improved should the remainder of the Fairchild businesses be successfully transitioned to a new owner, but does not have any knowledge as to whether a sale of the remaining Fairchild businesses can in fact be completed or whether aircraft production will be resumed. In addition, the Company does not anticipate that such sales will have an effect on its prior contractual commitments or on its bankruptcy claim.

          At the time of Fairchild's insolvency, the Company had outstanding invoices due to Fairchild for various spare parts purchases. The Company believes it has the right to offset these and other amounts claimed by Fairchild against obligations due from Fairchild, to the extent permitted by law. Fairchild's wholly owned U.S. subsidiary, Dornier Aviation North America, Inc. ("DANA"), disputes this right and has filed a lawsuit against the Company claiming amounts allegedly due for certain spare parts, late payment charges, and consignment inventory carrying charges. DANA contends that although its German parent company may not have fulfilled its contractual obligations to the Company, DANA sold spare parts to the Company independent of its parent company's activities and that there is no right of offset. This lawsuit is now set for trial beginning July 28, 2003. To the extent the Company does not prevail in its claims, it may be required to take a charge for all or a portion of the $1.0 million due from Fairchild for third party expenses, or the $1.2 million in deposits secured by the bond.

          The Company's costs to operate its current fleet of 33 328JETs increased in 2002 and 2003, and may continue to increase in the future due to costs incurred for maintenance repairs that otherwise would have been covered by the manufacturer's warranty and due to and the limited availability and higher cost of spare parts. Additionally, as a result of Fairchild's rejection of the purchase contract, the Company does not expect Fairchild to satisfy provisions in the purchase agreement under which among other things, Fairchild was obligated to pay the difference in the sublease payments, if any, received from remarketing the 26 J-41 aircraft leased by the Company on those aircraft and the amount due under the Company's aircraft leases.

          In June 2002 the Company reconfirmed its commitment to United to remove its remaining J-41 turboprop aircraft from service no later than April 30, 2004. Significant delays in the delivery of the remaining CRJs on firm order could negatively impact the Company's ability to complete its early aircraft retirement plan for the J-41 turboprop fleet. The Company also anticipates that the timing of turboprop retirements will be a part of its discussions with United regarding the UA Agreements. If the Company is forced to modify the early aircraft retirement plan, it may have to reverse some or all of the amounts previously expensed as early aircraft retirement charges.

          The Company's ACJet subsidiary also holds a certificate of public convenience and necessity, issued by the DOT, that authorizes it to conduct scheduled and charter air transportation of persons, property and mail between all points in the United States, its territories and possessions. ACJet has been a dormant company since June 2001. The only assets of ACJet are its DOT and FAA air carrier operating certificates. In the first quarter of 2003, the Company paid $1.0 million to Delta in order to remove all contractual restrictions to the Company's use, sale or transfer of ACJet and its certificates. These certificates are subject to revocation for non-use. The Company has requested and recently obtained a waiver from the DOT, to which the FAA has concurred, to permit it to continue to possess these certificates in dormancy for a limited period of additional time. Under the terms of the waiver, provided the Company advises the Department of its intent to resume operations and submit updated "fitness" information on or before December 31, 2003, the Company has until June 30, 2004 to resume operations of Atlantic Coast Jet without subjecting its certificates to revocation for nonuse.

          A CRJ was damaged in October 2002 and was out of service during the first quarter of 2003 as a result of being struck by a shuttle bus not operated by the Company. The Company expects this aircraft to return to service in May 2003. In addition, a CRJ was damaged in February 2003 and was out of service during the first quarter of 2003 as a result of snow accumulation on an improperly cleared runway. This aircraft was returned to revenue service on May 1, 2003. Lightning strikes also damaged certain aircraft in the first quarter, rendering them out of service for various periods. All of the lightening-damaged aircraft had returned to revenue service as of May 1, 2003. The Company expects the majority of repair costs, but not lost revenue, on these damaged aircraft will be covered by insurance proceeds.

Liquidity and Capital Resources

          As of March 31, 2003, the Company had cash, cash equivalents and short-term investments of $189.8 million and working capital of $205.4 million compared to $242.6 million and $197.6 million respectively as of December 31, 2002. During the first three months of 2003, cash and cash equivalents decreased by $24.6 million, reflecting net cash used in operating activities of $46.2 million, net cash provided by investing activities of $22.2 million and net cash used in financing activities of $0.6 million. The net cash used in operating activities is primarily the result of a $65.2 million increase in prepaid expenses resulting from the Company's scheduled, semi-annual aircraft lease payments; partially offset by net income for the period of $2.0 million, non-cash depreciation and amortization expenses of $6.1 million, and an increase of $11.5 million in accrued liabilities and accounts payable, primarily due to changes in corporate income tax and deferred tax liabilities. The net cash provided by investing activities consisted primarily of sales of short-term investments.

Other Financing


          As more fully described in the Company's 2002 Annual Report on Form 10-K, on September 28, 2001, the Company entered into an asset-based lending agreement with Wachovia Bank, N.A. that initially provided the Company with a line of credit for up to $25.0 million. As a result of the Chapter 11 bankruptcy filing by United Airlines, under the terms of the line of credit, it was necessary for the Company to request a covenant waiver. Following this request, the Company agreed to reduce the size of the lending agreement to $17.5 million and revise certain covenants. The line of credit, which will expire on October 15, 2003, carries an interest rate of LIBOR plus .875% to 1.375% depending on the Company's fixed charges coverage ratio. The Company has pledged $13.8 million of this line of credit as collateral for letters of credit issued on behalf of the Company by a financial institution. The available borrowing under the line of credit is limited to the value of the bond letter of credit on the Company's Dulles, Virginia hangar facility plus 60% of the book value of certain rotable spare parts. As of March 31, 2003, the value of the collateral supporting the line was sufficient for the amount of available credit under the line to be $17.5 million. There have been no borrowings on the line of credit. The amount available for borrowing at March 31, 2003 was $3.7 million after deducting $13.8 million which has been pledged as collateral for letters of credit. As of March 31, 2003 there were no outstanding borrowings on the $17.5 million line of credit.

Other Commitments

          The Company's Board of Directors has approved the purchase of up to $40.0 million of the Company's outstanding common stock in open market or private transactions. As of May 1, 2003, the Company has purchased 2,171,837 shares of its common stock. The Company has approximately $21.0 million remaining of the $40.0 million originally authorized.

          The Company's collective bargaining agreement with Aircraft Mechanics Fraternal Association ("AMFA"), which was ratified in June 1998, became amendable in June 2002, and its collective bargaining agreement with the Association of Flight Attendants ("AFA"), which was ratified in October 1998, became amendable in October 2002. The Company has entered into negotiations with AMFA and AFA regarding new agreements.

          In February 2003, the Company was informed by the National Mediation Board ("NMB") that an election would be held to consider whether the Transport Workers Union ("TWU") would represent the Company's dispatch employees. In May 2003, the Company was informed by the NMB that its dispatchers had rejected representation by the TWU. Once the
NMB dismissal of the TWU Petition is final, there is a one year bar preventing any union from filing for another election among the dispatchers.

          The Company is a party to a sixteen year maintenance agreement with Air Canada covering maintenance, repair and overhaul services for airframe components on its CRJ aircraft, and to a five-year agreement with Air Canada covering the scheduled airframe C-check overhaul of its CRJ aircraft. On April 1, 2003, Air Canada announced that it had filed for protection under Canada's Companies' Creditors Arrangement Act (CCAA) in order to facilitate its operational, commercial, financial and corporate restructuring. Air Canada is continuing to provide services to the Company under these agreements.

     Aircraft

          As of May 1, 2003, the Company had a total of 42 CRJs on firm order from Bombardier, Inc. ("Bombardier"), in addition to the 79 already delivered, and held options for 80 additional CRJs. The 42 firm ordered aircraft include 25 CRJs that were ordered in July, 2002 after Fairchild Dornier GmbH ("Fairchild"), the manufacturer of the 32-seat 328JET, opened formal insolvency proceedings in Germany and rejected the Company's purchase agreement covering 328JETs the Company had on firm order and under option. The Company's agreement with Bombardier provides for 30 CRJs to be delivered during the remainder of 2003 and an additional 12 CRJs to be delivered by April 30, 2004. Due to a number of factors, including the United bankruptcy, the effect on the operations of the airline industry of the war with Iraq, and the state of the financing markets, the Company and Bombardier have entered into an interim extension agreement to delay the delivery of four aircraft originally scheduled for delivery in March and April 2003. The interim agreement currently expires in mid-May, and the Company is continuing discussions with Bombardier regarding financing and aircraft delivery schedules. The Company may seek further extensions of the interim agreement and is considering the delay of future deliveries. See the Recent Developments and Outlook section above with respect to the Company's present considerations regarding future deliveries.



     Capital Equipment and Debt Service

          Capital expenditures for the first three months of 2003 were $6.6 million, compared to $8.9 million for the same period in 2002. Capital expenditures for 2003 consisted primarily of the purchase of $1.9 million in rotable spare parts for the regional jet aircraft, $1.0 million in computers, $1.4 million for ground service equipment and $0.9 million for improvements to facilities. Other capital expenditures included improvements to aircraft and purchases of office furniture and fixtures.

          For the remainder of 2003, excluding aircraft, the Company anticipates spending approximately $14.8 million for rotable spare parts related to the regional jets, ground service equipment, facilities, computers and software. Depending on the outcome of discussions with Bombardier and conditions in the aircraft financing market, the Company may need to utilize a portion of its funds to acquire aircraft.

          Debt service including capital leases for the three months ended March 31, 2003 was $775,000 compared to $731,000 in the same period of 2002.

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

     Critical Accounting Policies and Estimates

          The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a Company's most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified and discussed its critical accounting policies in its Annual Report on Form 10-K. The Company does not believe that there have been material changes to the Company's critical accounting policies or the methodologies or assumptions applied under them since the date of that Form 10-K.


     Recent Accounting Pronouncements

          In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation outlines disclosure requirements in a guarantor's financial statements relating to any obligations under guarantees for which it may have potential risk or liability, as well as clarifies a guarantor's requirement to recognize a liability for the fair value, at the inception of the guarantee, of an obligation under that guarantee. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of March 31, 2003, the Company has not provided any guarantees that would require recognition or disclosure as liabilities under this interpretation.

          In  December  2002,  the Financial Accounting  Standards  Board
issued   SFAS  No.  148,  "Accounting  for  Stock-Based  Compensation   -
Transition and Disclosure," which amended SFAS No. 123 "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December
15,  2002.   In compliance with SFAS No. 148, the Company has elected  to continue to follow the intrinsic value method in accounting for its stock-
based   employee  compensation  arrangement  as  defined  by   Accounting
Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees".

          In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This interpretation requires an existing unconsolidated variable interest entity to be consolidated by their primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. The Company does not anticipate this interpretation will have a significant impact on our financial position or operating results.




Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          The Company's principal market risk arises from changes in interest rates. The Company's exposure to market risk associated with changes in interest rates relates to the Company's commitment to acquire regional jets. From time to time the Company has entered into put and call contracts designed to limit the Company's exposure to interest rate changes until permanent financing is secured upon delivery of the regional jet aircraft. As of March 31, 2003, the Company had no open hedge transactions.

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

Part II. OTHER INFORMATION
Item 1.  Legal Proceedings.

          The Company is involved in legal proceedings related to the insolvency of Fairchild Dornier Gbmh ("Fairchild"). The Company's balance sheet as of March 31, 2003 includes a receivable for $1.2 million with respect to deposits placed with Fairchild for undelivered aircraft. The Company holds a bond from an independent insurance company that was delivered to secure this deposit, and has made a demand for payment under this bond. Fairchild's insolvency trustee has made a claim for the collateral posted with the insurance company, and the insurance company has withheld payment of the bond. The matter is presently with the U.S. Bankruptcy Court for the Western District of Texas.

          At the time of Fairchild's insolvency, the Company had outstanding invoices due to Fairchild for various spare parts purchases. The Company believes it has the right to offset these and other amounts claimed by Fairchild against obligations due from Fairchild that will not be fulfilled as a result of the insolvency. Fairchild-related entities dispute this right of offset, and in September 2002, Fairchild's wholly owned U.S. subsidiary, Dornier Aviation North America, Inc. ("DANA"), filed a lawsuit against the Company in the United States Bankruptcy Court for the Eastern District of Virginia (Civil Action No. 02-08181-SSM) seeking to recover payments for certain spare parts, late payment charges, and consignment inventory carrying charges. DANA contends that although its German parent company may not have fulfilled its contractual obligations to the Company, DANA sold spare parts to the Company independent of its parent company's activities and that there is no right of offset. The Company acknowledges that approximately $8.0 million in outstanding invoices existed at the time of the Fairchild insolvency filings. DANA claims that an additional $3.6 million is due. The trial in this matter has been scheduled to begin in July 2003.

          The Company has been named a defendant in two lawsuits arising from the terrorist activities of September 11, 2001. These actions were commenced by or on behalf of individuals who were injured or killed on the ground in the attack on the Pentagon through the hijacking of an American Airlines aircraft originating at Dulles Airport. These lawsuits are known as Powell v. American Airlines, Atlantic Coast Airlines, et al. (United States District Court, Southern District of New York, case No. 02 CV 10160), which was filed December 20, 2002 and claims physical and emotional injuries, lost income, and wrongful death, and as Gallop v. American Airlines, Atlantic Coast Airlines, et al. (United States
District Court, Southern District of New York, case no. 0 3CV 1016), which was filed February 13, 2003 and claims physical and emotional injuries and lost income. Both actions seek compensatory and punitive damages in an unspecified amount as deemed appropriate at trial. In each case, the plaintiffs have named all airlines operating at Dulles Airport, including the Company, under the theory that all of the airlines are jointly responsible for the alleged security breaches by the Dulles security contractor, Argenbright Security. The Company has joined a motion filed on behalf of American and other defendants seeking dismissal of all ground victim claims on the basis that the airline defendants do not owe a duty as a matter of law to individuals injured or killed on the ground. It is anticipated that the judge will rule on this motion during the second quarter 2003. If this ruling is not favorable, the Company anticipates that it will raise other defenses including its assertion that it is not responsible for the incidents. The Company anticipates that other similar lawsuits could be filed on behalf of other victims.

          From time to time, claims are made against the Company with respect to activities arising from its airline operations. Typically these involve injuries or damages incurred by passengers and are considered routine to the industry. On April 1, 2002, one of the Company's insurers on its comprehensive aviation liability policy, Legion Insurance Company, a subsidiary of Mutual Risk Management Ltd. ("Legion"), was placed into rehabilitation by the Commonwealth of Pennsylvania, its state of incorporation. During the time that Legion is in rehabilitation, Pennsylvania has ordered that Legion pay no claims, expenses or other items of debt without its approval. Consequently, the Company now directly carries the corresponding exposure related to Legion's contribution percentage for payouts of claims and expenses that Legion represented on the Company's all-risk hull and liability insurance for the 1999, 2000, 2001 and 2002 policy years. Those contribution percentages are 15% for claims arising from incidents occurring in 1999, 19% for 2000, 15% for 2001, and 8.5% for the first quarter of 2002. Legion ceased to be an insurer for the Company as of April 1, 2002, and there is, therefore, no exposure with respect to Legion for claims arising after that date. The insurance held by Legion on the Company's policy was fully covered by reinsurance, which means that other carriers are contractually obligated to cover all claims that are direct obligations of Legion. While there are contractual provisions to the effect that reinsurance funds are to be directly applied against the Company's liabilities, it is anticipated that Legion's creditors will attempt to obtain court authority to apply these funds against Legion's other obligations. It is anticipated that Legion ultimately will not be able to cover its obligations to the Company except to the extent of recovery through reinsurance. If Legion's creditors are able to apply reinsurance proceeds against Legion's general obligations, the Company will be underinsured for these claims at the percentages set forth above. This underinsurance would include the September 11 related lawsuits described above and any other similar lawsuits that are brought against the Company. The Company has accrued reserves of approximately $250,000 for the likely exposure on claims known to date. No reserves have been accrued for the September 11 related claims.

      The Company is a party to routine litigation and FAA civil action proceedings incidental to its business, none of which the Company believes are likely to have a material effect on the Company's business, financial condition, or operating results.


     ITEM 2.  Changes in Securities.

          None to report.



     ITEM 3.  Defaults Upon Senior Securities.

          None to report.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

           None to report.


     ITEM 5.  Other Information.

          None to report.


     ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

Exhibit
Number         Description of Exhibit
10.8(a)
 (notes 1 & 2)   Amendment No. 1, dated June 29, 2000, Amendment No. 2, dated
                 February 6, 2001, Amendment No. 3, dated January 29,
                 2002, and Amendment No. 4, dated January 22, 2003, to
                 the Delta Connection Agreement, dated as of September
                 9, 1999 among Delta Air Lines, Inc., Atlantic Coast
                 Airlines Holdings, Inc. and Atlantic Coast Airlines.
10.25(a)
 (notes 1 and 3) Form of Incentive Stock Option Agreement.  The
                 Company enters into this agreement with employees who
                 have been granted incentive stock options pursuant to
                 the Company's Stock Incentive Plans. The exercise
                 price, vesting schedule, and certain other terms vary
                 among grants, as reflected in the form of agreement.
10.25(b)
 (notes 1 & 3)   Form of Incentive Stock Option Agreement.  The Company enters into substantially this agreement, adjusted to reflect
                 the terms of any employment agreements, with corporate
                 officers who have been granted incentive stock options
                 pursuant to the Company's Stock Incentive Plans. The
                 exercise price, vesting schedule, and certain other
                 terms vary among grants, as reflected in the form of
                 agreement.
10.25(c)
 (notes 1 & 3)   Form of Non-Qualified Stock Option Agreement. The Company
                 enters into this agreement with employees who have been
                 granted non-qualified stock options pursuant to the
                 Company's Stock Incentive Plans.  The exercise price,
                 vesting schedule, and certain other terms vary among
                 grants, as reflected in the form of agreement.
10.25(d)
 (notes 1 & 3)   Form of Non-Qualified Stock Option Agreement.  The Company
                 enters into substantially this agreement, adjusted to
                 reflect the terms of any employment agreements, with
                 corporate officers who have been granted non-qualified
                 stock options pursuant to the Stock Incentive Plans.
                 The exercise price, vesting schedule, and certain other
                 terms vary among grants, as reflected in the form of
                 agreement.
10.25(f)
 (notes 1 & 3)   Form of Director's Stock Option Agreement. The Company enters into this agreement with directors who have been
                 granted stock options pursuant to the Company's Stock
                 Incentive Plans.  The exercise price, vesting schedule,
                 and certain other terms vary among grants, as reflected
                 in the form of agreement.

99.1             Certification pursuant to 18 U.S.C. Section 1350.
 (note 1)

Notes

(1) Filed as an Exhibit to this Annual Report on Form 10-Q for the three month period ended March 31, 2003.
(2) Portions of this document have been omitted pursuant to a request for confidential treatment that has been requested.
(3) This document is a management contract or compensatory plan or arrangement.

          (b)  Reports on Form 8-K

               Form 8-K filed under Item 9 on January 27, 2003 to announce that an officer of the Company would be making a presentation to investors and analysts

               Form 8-K filed under Item 9 on January 29, 2003 to announce fourth quarter and year end 2002 financial and operating results

               Form 8-K filed under Item 9 on January 31, 2003 to announce that an officer of the Company would be making a presentation to investors and analysts

               Form 8-K filed under Item 9 on February 10, 2003 to announce that an officer of the Company would be making a presentation to investors and analysts

               Form 8-K filed under Item 9 on February 27, 2003 to announce that an officer of the Company would be making a presentation to investors and analysts

               Form 8-K filed under Item 9_on April 15, 2003 to announce information on first quarter 2003 earnings

               Form 8-K filed under Item 9 on April 23, 2003 to announce first quarter 2003 earnings













                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ATLANTIC COAST AIRLINES HOLDINGS, INC.



May 12, 2003                       By:  /S/ Richard J. Surratt
                                   Richard J. Surratt
                                   Executive Vice President, Treasurer,
                                   and Chief Financial Officer




                             CERTIFICATIONS
I, Kerry B. Skeen, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Atlantic Coast Airlines Holdings, Inc.:
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 12, 2003
                           /s/ Kerry B. Skeen
                             Kerry B. Skeen
                  Chairman and Chief Executive Officer

I, Richard J. Surratt, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Atlantic Coast Airlines Holdings, Inc.:
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 12, 2003
                         /s/ Richard J. Surratt
                           Richard J. Surratt
    Executive Vice President, Treasurer, and Chief Financial Officer