Form 10-Q
period 2003-06-30
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 2003-08-14
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission file number 0-21976

ATLANTIC COAST AIRLINES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3621051
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

45200 Business Court, Dulles, Virginia	20166
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 650-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes X	No

As of August 01, 2003, there were 45,332,692 shares of common stock, par value $.02 per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements

	Atlantic Coast Airlines Holdings, Inc.
	Condensed Consolidated Balance Sheets

		June 30, 2003
(In thousands except for share and per share data)	December 31, 2002	(Unaudited)

Assets
Current:
Cash and cash equivalents	$29,261	$18,598
Short term investments	213,360	202,128
Accounts receivable, net	13,870	36,912
Expendable parts and fuel inventory, net	14,317	17,444
Prepaid expenses and other current assets	38,610	87,379
Deferred tax asset	16,114	11,723

Total current assets	325,532	374,184
Property and equipment at cost, net of accumulated depreciation and amortization	195,413	291,778
Intangible assets, net of accumulated amortization	1,873	1,834
Debt issuance costs, net of accumulated amortization	3,117	2,975
Aircraft deposits	44,810	44,210
Other assets	4,393	4,571

Total assets	$575,138	$719,552

Liabilities and Stockholders’ Equity
Current:
Accounts payable	$22,475	$27,344
Current portion of long-term debt	4,900	7,418
Current portion of capital lease obligations	1,449	1,424
Accrued liabilities	84,377	94,992
Accrued aircraft early retirement charge	14,700	1,844

Total current liabilities	127,901	133,022
Long-term debt, less current portion	53,540	109,251
Capital lease obligations, less current portion	751	142
Deferred tax liability	22,384	36,988
Deferred credits, net	61,903	104,110
Accrued aircraft early retirement charge, less current portion	31,768	10,039
Other long-term liabilities	1,523	1,902

Total liabilities	299,770	395,454

Stockholders’ equity:
Common stock: $.02 par value per share; shares authorized 130,000,000; shares issued 50,255,184 and 50,403,662 respectively; shares outstanding 45,195,115 and 45,332,692 respectively	1,005	1,008
Additional paid-in capital	151,103	152,228
Less: Common stock in treasury, at cost, 5,060,069 and 5,070,970 shares respectively	(35,586)	(35,717)
Retained earnings	158,846	206,576
Accumulated other comprehensive income	—	3

Total stockholders’ equity	275,368	324,098

Total liabilities and stockholders’ equity	$575,138	$719,552

See accompanying notes to the condensed consolidated financial statements.

	Atlantic Coast Airlines Holdings, Inc.
	Condensed Consolidated Statements of Operations
		(Unaudited)

Three months ended June 30,
(In thousands, except for per share data)	2002	2003

Operating revenues:
Passenger	$185,611	$223,720
Other	2,582	3,410

Total operating revenues	188,193	227,130

Operating expenses:
Salaries and related costs	49,112	53,657
Aircraft fuel	27,818	32,458
Aircraft maintenance and materials	20,089	20,390
Aircraft rentals	27,391	32,356
Traffic commissions and related fees	5,209	5,831
Facility rents and landing fees	10,874	12,674
Depreciation and amortization	4,934	7,009
Other	18,896	20,135
Aircraft early retirement charge	(4,763)	(34,586)

Total operating expenses	159,560	149,924

Operating income	28,633	77,206
Other income (expense):
Interest income	1,264	250
Interest expense	(1,091)	(1,324)
Government compensation	944	1,520
Other, net	(445)	(136)

Total other income	672	310

Income before income tax provision	29,305	77,516
Income tax provision	11,869	31,781

Net income	$17,436	$45,735

Income per share:
Basic:
Net income	$0.39	$1.01

Diluted:
Net income	$0.38	$1.01

Weighted average shares outstanding:
-Basic	45,115	45,247
-Diluted	46,305	45,344

See accompanying notes to the condensed consolidated financial statements.

	Atlantic Coast Airlines Holdings, Inc.
	Condensed Consolidated Statements of Operations
		(Unaudited)

Six months ended June 30,
(In thousands, except for per share data)	2002	2003

Operating revenues:
Passenger	$356,302	$422,322
Other	4,857	9,017

Total operating revenues	361,159	431,339

Operating expenses:
Salaries and related costs	94,864	109,178
Aircraft fuel	51,652	72,309
Aircraft maintenance and materials	33,961	42,650
Aircraft rentals	54,063	64,095
Traffic commissions and related fees	10,269	12,267
Facility rents and landing fees	21,499	24,701
Depreciation and amortization	9,533	13,119
Other	37,749	46,549
Aircraft early retirement charge	(4,763)	(34,586)

Total operating expenses	308,827	350,282

Operating income	52,332	81,057
Other income (expense):
Interest income	2,818	1,203
Interest expense	(2,223)	(2,692)
Government compensation	944	1,520
Other, net	(500)	(189)

Total other income (expense)	1,039	(158)

Income before income tax provision	53,371	80,899
Income tax provision	21,615	33,169

Net income	$31,756	$47,730

Income per share:
Basic:
Net income	$0.71	$1.06

Diluted:
Net income	$0.69	$1.05

Weighted average shares outstanding:
-Basic	44,897	45,236
-Diluted	46,341	45,334

See accompanying notes to the condensed consolidated financial statements.

	Atlantic Coast Airlines Holdings, Inc.
	Condensed Consolidated Statements of Cash Flows
		(Unaudited)

Six months ended June 30,
(In thousands)	2002	2003

Cash flows from operating activities:
Net income	$31,756	$47,730
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,916	13,512
Loss on disposal of assets	276	1,282
Amortization of deferred credits	(2,331)	(3,314)
Capitalized interest (net)	104	914
Other	1,812	628
Changes in operating assets and liabilities:
Accounts receivable	(2,477)	(23,533)
Expendable parts and fuel inventory	(797)	(3,475)
Prepaid expenses and other current assets	(25,006)	(48,808)
Accounts payable	3,194	8,899
Accrued liabilities	20,931	(4,596)

Net cash provided by (used in) operating activities	37,378	(10,761)

Cash flows from investing activities:
Purchases of property and equipment	(20,281)	(70,149)
Proceeds from sales of assets	28	-
Purchases of short term investments	(328,610)	(199,700)
Sales of short term investments	155,720	210,935
Refunds of aircraft deposits	2,600	2,400
Payments of aircraft deposits and other	(5,070)	(1,802)

Net cash used in investing activities	(195,613)	(58,316)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	60,078
Payments of long-term debt	(1,589)	(1,850)
Payments of capital lease obligations	(668)	(711)
Deferred financing costs and other	(610)	(77)
Purchase of treasury stock	(283)	(131)
Proceeds from exercise of stock options	7,041	1,105

Net cash provided by financing activities	3,891	58,414

Net decrease in cash and cash equivalents	(154,344)	(10,663)
Cash and cash equivalents, beginning of period	173,669	29,261

Cash and cash equivalents, end of period	$19,325	$18,598

See accompanying notes to the condensed consolidated financial statements.

ATLANTIC COAST AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Atlantic Coast Airlines Holdings, Inc. (“ACAI”) and its wholly owned subsidiaries, Atlantic Coast Airlines (“ACA”) and Atlantic Coast Jet, LLC (“ACJet”), (collectively, the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. ACJet and its predecessor have not had any operating activity since June 30, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation. The information furnished in these unaudited condensed consolidated financial statements reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the three and six months presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. Certain amounts as previously reported have been reclassified to conform to the current period presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2. STOCKHOLDERS’ EQUITY

The Company applies the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to account for its stock options. SFAS No. 123 allows companies to continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock options granted as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123. The Company accounts for non-employee stock option awards in accordance with SFAS No. 123.

As a result of applying APB Opinion No. 25, and related interpretations, no stock-based employee compensation cost is reflected in net income, as all options granted to employees had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Three months ended June 30,
(in thousands except for per share data)	2002	2003

Net income, as reported	$17,436	$45,735
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,609)	(1,129)

Pro forma net income	$15,827	$44,606

Earnings per share:
Basic — as reported	$.39	$1.01

Basic — pro forma	$.35	$.99

Diluted — as reported	$.38	$1.01

Diluted — pro forma	$.34	$.98

Six months ended June 30,
(in thousands except for per share data)	2002	2003

Net income, as reported	$31,756	$47,730
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,238)	(2,119)

Pro forma net income	$28,518	$45,611

Earnings per share:
Basic — as reported	$.71	$1.06

Basic — pro forma	$.64	$1.01

Diluted — as reported	$.69	$1.05

Diluted — pro forma	$.62	$1.01

3. COMMITMENTS AND CONTINGENCIES

On September 28, 2001, the Company entered into an asset-based lending agreement with Wachovia Bank, N.A. (“Wachovia”) that initially provided the Company with a line of credit for up to $25.0 million. Under the terms of the line of credit, it was necessary for the Company to request a covenant waiver as a result of the Chapter 11 bankruptcy filing by United Airlines. Following this request, the Company agreed to reduce the size of the lending agreement to $17.5 million and to revise certain covenants. The line of credit carried an interest rate of LIBOR plus 0.875% to 1.375% depending on the Company’s fixed charges coverage ratio. The available borrowing under the line of credit was limited to the value of the bond letter of credit on the Company’s Dulles, Virginia hangar facility plus 60% of the book value of certain rotable spare parts. As of June 30, 2003, the value of the collateral supporting the line was sufficient for the amount of available credit under the line to be $17.5 million. The Company had pledged $14.3 million of this line of credit as collateral for letters of credit issued on behalf of the Company by a financial institution. The amount available for borrowing at June 30, 2003 was $3.2 million after deducting $14.3 million which has been pledged as collateral for letters of credit. There have been no borrowings on the line of credit. In July 2003, the Company entered into a new agreement with Wachovia which replaced the line of credit. This new agreement, which has no expiration date, provides for the issuance of letters of credit, and is collateralized by certificates of deposit. Under this agreement, the Company currently has $14.3 million on deposit with Wachovia as collateral for letters of credit issued on behalf of the Company.

As of June 30, 2003, the Company had firm orders for 36 Bombardier CRJ200s (“CRJs”) in addition to the 85 previously delivered, and options for 80 additional CRJs. Due to the United bankruptcy, the effect of the war with Iraq, and the state of the financing markets, the Company entered into an agreement with Bombardier during the second quarter of 2003 regarding financing and aircraft delivery schedules. Under the revised agreement, the Company took delivery of six CRJs in May 2003 and committed to accept two additional CRJs to be delivered in October 2003. Under the agreement, the Company has future commitments for six CRJs to be delivered in late 2004 and an additional 28 CRJs to be delivered in 2005. These post-2003 commitments are subject to certain conditions which, unless waived by the Company, would not be satisfied if the Company is pursuing its new business plan. In the event these conditions are not met and not waived by April 2005, deposits and progress payments for any then undelivered aircraft would be converted into credit memoranda for the purchase of other aircraft, goods or services from Bombardier. As of June 30, 2003, the Company had $38.8 million on deposit with Bombardier for aircraft orders.

In July 2002, Fairchild, the manufacturer of the 32-seat 328JET, opened formal insolvency proceedings in Germany. Fairchild had been operating under the guidance of a court appointed interim trustee since April 2002. Fairchild subsequently notified the Company that it has rejected the Company’s purchase agreement covering 328JETs the Company had on firm order and under option. At the time of the opening of formal insolvency proceedings, Fairchild had significant current and future obligations to the Company in connection with the Company’s order of 328JET aircraft. In August 2002, the Company filed its claim in the German bankruptcy court with regard to the Fairchild insolvency proceeding. The German insolvency trustee indicated that it was unlikely that any funds would be available for claims by unsecured creditors. The Company believes it has a security interest in Fairchild’s equity interest in 32 delivered 328JETs, under which the Company’s right to proceed against this collateral will apply upon termination of the applicable leases unless other arrangements are made with the other interested parties. During the second quarter of 2003, Fairchild’s German manufacturing and support facilities were sold to AvCraft Aerospace GmbH and Fairchild’s wholly owned U.S. subsidiary Dornier Aviation of North America (“DANA”) (including certain 328JET spare parts inventories and the production lines for certain 328JET parts) was sold to M-7 Aerospace. The Company anticipates that long-term product support would be improved should the Fairchild businesses be successfully transitioned to the new owners, but does not have any knowledge as to whether the purchasers will be able to successfully resume the Fairchild businesses or whether aircraft production will be resumed. In addition, the Company does not anticipate that such sales will have an effect on its prior contractual commitments or on its bankruptcy claim.

The Company’s balance sheet as of June 30, 2003 includes a receivable for $1.2 million with respect to deposits placed with Fairchild for undelivered aircraft. The Company holds a bond from an independent insurance company that was delivered to secure this deposit, and has made a demand for payment under this bond. Fairchild’s insolvency trustee has made a claim for the collateral posted with the insurance company, and the insurance company has withheld payment of the bond. The matter is presently with the U.S. bankruptcy court for the Western District of Texas. The Company’s balance sheet as of June 30, 2003 also includes approximately $1.0 million due from Fairchild, arising from payments made by the Company to third parties for certain training and other matters that were to be paid by Fairchild. At the time of Fairchild’s insolvency, the Company had outstanding invoices due to Fairchild and/or Fairchild related entities for various spare parts purchases against which the Company claimed a right of offset. Fairchild’s wholly owned U.S. subsidiary, DANA, disputed this right of offset and filed suit against the Company claiming amounts allegedly due for certain spare parts, late payment charges, and consignment inventory carrying charges. In August 2003, the Company and DANA reached a tentative settlement of this matter, subject to entering into a definitive agreement and to bankruptcy court approval, under which the Company will pay DANA $5.7 million to satisfy all claims by DANA. The Company does not expect the resolution of this matter to result in any additional expense being recorded on the Company’s books related to the Fairchild insolvency. The Company continues to assert its claims against Fairchild, the German parent of DANA, but does not anticipate that any funds will be available for unsecured creditors.

On December 9, 2002, UAL, Inc. and its subsidiaries, including United Airlines, filed for protection under Chapter 11 of the United States Bankruptcy Code. UAL continues operating and managing its business and affairs as a debtor in possession. In bankruptcy, United has the right to assume or reject all executory agreements including the Company’s United Express Agreements (“UA

Agreements”). No deadline has been set by United to assume or reject the Company’s UA Agreements. On July 28, 2003, the Company announced that it anticipates that its longstanding relationship with United will end, and that it would establish a new, independent low-fare airline to be based at Washington Dulles International Airport.

4. ADOPTION OF FASB STATEMENTS 146 ,148, 150 AND INTERPRETATIONS 45 AND 46

On July 30, 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities that are initiated after December 31, 2002. Statement No. 146 requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. The Company adopted Statement No. 146 on January 1, 2003. The new rules will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. Previously existing accounting rules permitted the accrual of such costs for firmly committed plans which were expected to be executed within twelve months. Accordingly, to the extent that the Company’s plans to early retire J-41 turboprop aircraft extend beyond the end of 2003, the adoption of Statement No. 146 will cause the Company to record costs associated with such individual early retired aircraft in the month they are retired, as opposed to the previous accounting treatment of taking a charge for these aircraft in the period in which the retirement plan is initiated. See Note 8 of Notes to Condensed Consolidated Financial Statements for further discussion related to the J-41 retirement plan.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation outlines disclosure requirements in a guarantor’s financial statements relating to any obligations under guarantees for which it may have potential risk or liability, as well as clarifies a guarantor’s requirement to recognize a liability for the fair value, at the inception of the guarantee, of an obligation under that guarantee. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of June 30, 2003, the Company has not provided any guarantees that would require recognition or disclosure as liabilities under this interpretation.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123 “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, (“FIN 46”) “Consolidation of Variable Interest Entities,” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This interpretation requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. FIN 46 is effective immediately for any interests in VIEs acquired after January 31, 2003, and effective beginning in the third quarter of 2003 for all VIEs acquired before February 1, 2003. The Company is continuing to evaluate the impact that the adoption of FIN 46 will have on its financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect SFAS 150 to have a material impact on the Company’s financial statements upon adoption.

5. INCOME TAXES

The Company’s effective tax rate for federal and state income taxes was 41.0% for the three and six months ended June 30, 2003, as compared to 40.5% for the three and six months ended June 30, 2002, respectively.

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

Three months ended June 30,
(in thousands except for per share data)	2002	2003

Income (basic and diluted)	$17,436	$45,735

Weighted average shares outstanding (basic)	45,115	45,247
Incremental shares related to stock options	1,190	97

Weighted average shares outstanding (diluted)	46,305	45,344

Number of antidilutive options outstanding	194	4,406

Six months ended June 30,
(in thousands except for per share data)	2002	2003

Income (basic and diluted)	$31,756	$47,730

Weighted average shares outstanding (basic)	44,897	45,236
Incremental shares related to stock options	1,444	98

Weighted average shares outstanding (diluted)	46,341	45,334
Number of antidilutive options outstanding	91	4,459

7. SUPPLEMENTAL CASH FLOW INFORMATION

Six months ended June 30,
(in thousands)	2002	2003

Cash paid during the period for:
Interest	$2,078	$2,022
Income taxes	13,397	435
Non cash transactions during the period for:
Purchase of aircraft	—	52,577

8. AIRCRAFT EARLY RETIREMENT CHARGE

The Company has long-term lease commitments for 25 British Aerospace Turboprop J-41 (“J-41”) aircraft and owns five J-41 aircraft. During 2001 and 2002, the Company recorded aircraft early retirement operating charges totaling $23.0 million and $24.3 million ($13.8 million and $14.6 million net of income tax), respectively, for the non-discounted value of future lease payments and other costs associated with the planned retirement of its J-41 aircraft. During the second quarter of 2003, the Company reversed a portion of the J-41 retirement charge previously taken by recording a $34.6 million ($20.4 million after tax) credit to income due to delays in the Company’s retirement schedule for its J-41 turboprop fleet as a result of uncertainty over the Company’s contractual relationship with United. During the second quarter of 2002, the Company reversed a portion of the J-41 retirement charge taken in 2001 by recording a $4.8 million ($2.8 million after tax) credit to income due to delays in the retirement schedule as a result of Fairchild Dornier’s failure to deliver 328JET aircraft following the institution of its insolvency proceedings. The Company presently anticipates that it will retire all of its J-41 aircraft during 2004, and will record a new charge upon retirement of each leased J-41 aircraft. The Company estimates that this charge will total approximately $60 million (pre-tax). The Company plans to actively remarket the J-41s through leasing, subleasing or outright sale of the aircraft. Any sales arrangements involving leased aircraft may require the Company to make payments to the lessor to cover shortfalls between sale prices and lease stipulated loss values.

As of June 30, 2003, the Company had liabilities of $11.9 million accrued for the two J-41 aircraft that have been early retired and not yet disposed of.

9. AVIATION AND TRANSPORTATION SECURITY ACT AND EMERGENCY WARTIME SUPPLEMENTAL APPROPRIATIONS ACT

On November 19, 2001 the President signed into law the Aviation and Transportation Security Act (the “Security Act”). The Security Act requires that heightened passenger, baggage and cargo security measures be adopted as well as enhanced airport security procedures. The Security Act created the Transportation Security Administration (“TSA”) that has taken over from the air carriers the responsibility for conducting the screening of passengers and their baggage. The TSA assumed all of the Company’s passenger screening contracts on February 17, 2002. Air carriers continue to have responsibility for aircraft security, employee background checks, the security of air carrier airport facilities and other security related functions.

The activities of the TSA are to be funded in part by the application of a $2.50 per passenger enplanement security fee (subject to a maximum of $5.00 per one way trip) and payment by all passenger carriers of a sum not exceeding each carrier’s passenger and baggage screening cost incurred in calendar year 2000. The Security Act imposes new and increased requirements for air carrier employee background checks and additional security training of flight and cabin crew personnel and requires the TSA to deploy Federal air marshals. The Security Act also mandated and the FAA has adopted new rules requiring the strengthening of cockpit doors, some of the costs of which are being reimbursed by the FAA. The Company completed Level One fortification if its cockpit doors on all of its aircraft by November 15, 2001, and completed Level Two fortifications in April 2003. As of June 30, 2003, the Company had received $1.9 million in reimbursements from the FAA for these mandated cockpit door modifications.

On April 16, 2003, Congress passed the Emergency Wartime Supplemental Appropriations Act (“the Act”). The Act makes available approximately $2.3 billion to United States flag air carriers, a portion of which is based on each carrier’s proportional share of the amounts remitted in passenger and carrier security fees by eligible air carriers to the TSA under the Air Transportation Safety and System Stabilization Act (“the Stabilization Act”) which was enacted by Congress on September 22, 2001. In the second quarter of 2003, the Company received and recorded $1.5 million in compensation under the Act. The Act also provides for an additional $100 million in funds to reimburse air carriers for the direct cost of modifying cockpit doors as required by FAA regulation. At this time, the Company is unable to estimate how much if any it may be entitled to under this section of the Act. In addition to refunding previously remitted security fees, the Act waived the collection and payment by carriers of any passenger or carrier security fees imposed by the Stabilization Act for the period June 1, 2003 through September 30. 2003. The Act also extended by 24 months the Government’s war risk insurance program which otherwise would have expired on December 31, 2002. The FAA provides war risk insurance to carriers pursuant to the Act through short-term policies, which it extends from time to time. Presently, the Company’s war risk insurance under the Act expires on October 11, 2003. The Company anticipates renewing the insurance through the FAA as long as it is available.

10. AIRCRAFT ACQUISITION AND DEBT

On May 29, 2003 the Company purchased and took delivery of six CRJ aircraft from Bombardier. The Company financed 80% of the purchase price of four of the aircraft with debt provided by Export Development Canada (“EDC”). The promissory notes on each of the four aircraft are 16.5 years in length beginning May 29, 2003; carry a fixed interest rate of 5.112% per annum; and require thirty-three equal semi-annual payments of principal and interest beginning November 29, 2003. The remaining 20% due on these four aircraft and 100% of the amount due for the other two aircraft was provided through non-traditional financing means. There were no outlays of cash by the Company to acquire these six aircraft.

11. SUBSEQUENT EVENTS

On July 28, 2003 the Company announced that it anticipates that its longstanding relationship with United Airlines will end, and that it plans to utilize its assets to establish a new, independent low-fare airline to be based at Washington Dulles International Airport. The Company’s commencement of service as an independent airline depends on the terms and timing of its disengagement as a United Express carrier, which cannot be projected at this time. United has the option under bankruptcy rules to assume the existing United Express Agreement by agreeing to honor all terms in full or to reject the agreement. The Company’s plan to operate as an independent low-fare airline is based on its expectation that United will reject the United Express Agreement. Until such time, the Company intends to continue to fulfill its obligations under the present United Express Agreement.

The UA Agreements call for the resetting of fee-per-departure rates annually based on the Company’s and United’s planned level of operations for the upcoming year. On July 25, 2003 the Company and United agreed to fee-per-departure rates to be utilized during 2003. Revenue for the first half of 2003 has been recorded utilizing these agreed upon rates. The Company’s second quarter revenue includes $12.3 million ($7.3 million after tax) of additional revenue as a result of changes in estimates used in the first quarter of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter Operating Statistics

			Increase
Three months ended June 30,	2002	2003	(Decrease)

Revenue passengers carried	1,784,925	2,181,332	22.2%
Revenue passenger miles (“RPMs”) (000’s)	719,754	854,915	18.8%
Available seat miles (“ASMs”) (000’s)	1,065,335	1,135,166	6.6%
Passenger load factor	67.6%	75.3%	7.7	pts
Revenue per ASM (cents)	17.4	19.7	13.2%
Cost per ASM (cents)	15.0	13.2	(12.0%)
Cost per ASM (cents), adjusted[1]	15.4	16.3	5.8%
Average passenger segment (miles)	403	392	(2.8)%
Revenue departures (completed)	69,153	73,249	5.9%
Revenue block hours	101,169	103,494	2.3%
Aircraft utilization (block hours)	9.0	7.9	(12.2)%
Average cost per gallon of fuel (cents)	94.6	103.6	9.5%
Aircraft in service (end of period)	128	148	15.6%
Revenue per departure	$2,684	$3,054	13.8%

1“Cost per ASM (cents), adjusted” excludes reversal of aircraft early retirement charge of $4.8 million in 2002 and $34.6 million in 2003. See “Operating Expenses,” below.

Comparison of three months ended June 30, 2003, to three months ended June 30, 2002.

Results of Operations

  Forward Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements and information that is based on management’s current expectations as of the date of this document. When used herein, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Factors that could cause the Company’s future results to differ materially from the expectations described here include, among others: United’s option under bankruptcy rules to assume or reject the existing United Express Agreement; the timing of any disengagement by the Company as a United Express carrier under the United Express Agreement or pursuant to bankruptcy court proceedings and impact on the Company’s ability to operate an independent airline; the ability to effectively implement its low-fare business strategy utilizing regional jets; efforts by United to maintain

United Express service on routes to be served by the Company; the ability to acquire and obtain financing for any additional aircraft intended to be operated; possible consequences of credit evaluations of the Company’s new business plan; the ability to efficiently transition out of the United Express program; unanticipated events or circumstances that could impact the Company’s ability to implement its new business strategy; failure to meet the revenue and cost assumptions utilized in developing the Company’s new business strategy; reactions from competitors, which may include pricing and service decisions in markets where the Company may operate; the availability of additional or alternative business opportunities for the Company’s operations; the Company’s ability to collect pre-petition obligations from United or to offset pre-petition obligations due to United, and to collect post-petition amounts due from United for rate adjustments due to be paid later in 2003; the continued financial health of Delta Air Lines, Inc., and the ability and willingness of Delta to continue to deploy the Company’s aircraft and to utilize and pay for scheduled service at agreed upon rates; possible effects on the Company’s Delta Connection operations of, or responses by Delta to, the Company’s plan to operate an independent low-fare airline, including Delta’s right to terminate the Company’s Delta Connection agreement; availability and cost of product support for the Company’s 328JET aircraft; whether the Company is able to recover or realize on its claims against Fairchild Dornier in its insolvency proceedings, and unexpected costs arising from the insolvency of Fairchild Dornier; general economic and industry conditions; additional acts of war; and risks and uncertainties arising from the events of September 11, any of which may impact the Company, its aircraft manufacturers and its other suppliers in ways that the Company is not currently able to predict. These and other factors are more fully disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ACAI’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

  General

     Net income in the second quarter reported under Generally Accepted Accounting Principles (“GAAP”) was $45.7 million, or $1.01 per share on a diluted basis compared to $17.4 million or $0.38 per share on a diluted basis for the same period last year. The principal reasons for the increase in net income were that the Company recorded a $34.6 million credit to income to reverse a portion of the retirement charge it recorded for Jetstream-41 (“J-41”) aircraft in 2001 and 2002; the Company recorded $12.3 million of revenue as a result of changes to estimates used in the first quarter of 2003 to reflect the Company’s agreement with United on 2003 fee-per-departure rates; and the Company received and recorded $1.5 million in government compensation under the Emergency Wartime Supplemental Appropriations Act.

     During the second quarter 2003 the Company continued to experience a decrease in aircraft utilization primarily as a result of reduced daily scheduling of aircraft by one of its code share partners in response to industry wide over capacity as a result of the war with Iraq and the outbreak of Severe Acute Respiratory (SAR’s) disease. The Company ended the second quarter 2003 with 148 aircraft and averaged 7.9 hours per day utilization for the quarter. This compares to ending the second quarter 2002 with 128 aircraft and a utilization average of 9.0 hours per day. The decrease in utilization negatively impacts the unit cost per available seat mile on a quarter over quarter comparison. The average size of the aircraft fleet for the quarter increased

16.5% with corresponding increased costs for wages and benefits, aircraft rents, and depreciation, but ASMs increased only 6.6%.

  Operating Revenues

     Passenger revenues increased 20.5% to $223.7 million for the three months ended June 30, 2003 from $185.6 million for the three months ended June 30, 2002. The increase was primarily due to a 5.9% increase in revenue departures and a 13.8% increase in revenue per departure to $3,054 in the second quarter of 2003 from $2,684 in the second quarter of 2002. The increase in revenue per departure is primarily the result of increased fuel costs for which the Company receives reimbursement under its agreements with United and Delta, and increases in 2003 rates with Delta and United which were finalized during the first and third quarters of 2003 respectively. In July 2003, the Company reached agreement with United on fee-for-departure rates for 2003. The Company’s second quarter 2003 revenue includes $12.3 million (pre-tax) of additional revenue as a result of changes in estimates used for its United service in the first quarter of 2003. During the second quarter of 2002, the Company reached agreement with Delta Air Lines on final fee per block hour rates for 2002. The Company’s second quarter 2002 passenger revenue includes $3.4 million (pre-tax) of additional revenue resulting from changes in estimates used for its Delta service during the first quarter of 2002.

     Other revenue increased 32.1% to $3.4 million compared to $2.6 million for the same period last year. This increase is primarily the result of increased revenue from the Company’s ground handling agreements with other airlines.

  Operating Expenses

     A summary of operating expenses, excluding the reversal of aircraft early retirement charges, as a percentage of operating revenues and cost per ASM for the three months ended June 30, 2002, and 2003 is as follows:

	Three Months ended June 30,
	2002		2003

	Percent of	Cost	Percent of	Cost
	Operating	Per ASM	Operating	Per ASM
	Revenues	(cents)	Revenues	(cents)

Salaries and related costs	26.1%	4.6	23.6%	4.7
Aircraft fuel	14.8%	2.6	14.3%	2.9
Aircraft maintenance and materials	10.7%	1.9	9.0%	1.8
Aircraft rentals	14.5%	2.6	14.2%	2.9
Traffic commissions and related fees	2.8%	0.4	2.6%	0.5
Facility rents and landing fees	5.8%	1.0	5.6%	1.1
Depreciation and amortization	2.6%	0.5	3.1%	0.6
Other	10.0%	1.8	8.8%	1.8

Total	87.3%	15.4	81.2%	16.3

     Total operating expenses, as reported under GAAP, decreased 6.0% to $149.9 million for the quarter ended June 30, 2003 compared to $159.6 million for the quarter ended June 30, 2002. The Company also reports operating expenses excluding the reversal of aircraft early retirement charges of $34.6 million for the second quarter of 2003 and $4.8 million for the second quarter of 2002. Management views these reversals, which resulted from delays in the Company’s retirement schedule for its J-41 aircraft, as not indicative of current period operations. Under Financial Accounting Standards Board Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which the Company adopted on January 1, 2003, the company will record costs associated with such individual early retired aircraft in the month the aircraft is actually retired. Total operating expenses, excluding aircraft early retirement charges and reversals, increased 12.3% to $184.5 million for the quarter ended June 30, 2003 compared to $164.3 million for the quarter ended June 30, 2002. The 5.9% increase in revenue departures resulted in ASMs increasing 6.6% to 1.14 billion in the second quarter 2003 from 1.07 billion in the same period last year. As a result, cost per ASM, as adjusted to exclude reversal of aircraft early retirement charges, increased 5.8% on a year-over-year basis to 16.3 cents during the second quarter of 2003. Costs per ASM changes that are not primarily attributable to the changes in capacity are as follows:

     The cost per ASM of salaries and related expenses increased 2.2% to 4.7 cents in the second quarter of 2003 compared to 4.6 cents in the second quarter of 2002 primarily as a result of lower aircraft utilization under the Company’s agreements with United offset by elimination of the Company’s employee incentive program, and other reductions in payroll costs.

     The cost per ASM of aircraft fuel increased 11.5% to 2.9 cents in the second quarter of 2003 compared to 2.6 cents in the second quarter of 2002. The increase is primarily a result of the 9.5% increase in the average cost per gallon of fuel to $1.04 in the second quarter of 2003 from $0.95 in the second quarter of 2002.

     The cost per ASM of maintenance in the second quarter of 2002 includes a $4.8 million charge related to prior periods recorded in the second quarter of 2002 which is being claimed to be due by a vendor under a power-by-the-hour agreement for certain engine repair work. The Company continues to dispute this claim and is preparing to arbitrate the dispute if a satisfactory agreement cannot be reached.

     The cost per ASM of aircraft rentals increased 11.5% to 2.9 cents in the second quarter of 2003 from 2.6 cents in the second quarter of 2002 primarily due to decreases in the Company’s aircraft utilization as evidenced by the 11.9% increase in the number of leased aircraft to 132 in the second quarter of 2003 from 118 in the second quarter of 2002 as compared to the 6.6% growth in ASMs for the same periods.

     The cost per ASM of depreciation and amortization increased 20.0% to 0.6 cents in the second quarter of 2003 from 0.5 cents for the second quarter of 2002. In absolute dollars, depreciation and amortization increased 42.1% to $7.0 million in the second quarter of 2003 from $4.9 million in the second quarter of 2002. The increase is primarily a result of the purchase in the second quarter of six regional jets and the recording of the associated depreciation, accelerated depreciation associated with the anticipated early retirement of J-41 aircraft owned by the Company, depreciation expense related to increased levels of rotable equipment required for regional jets, and increased depreciation related to the replacement of the Company’s computer software systems.

     During the second quarters of 2003 and 2002 the Company recorded a credit to income in connection with delays in the anticipated early retirement dates for most of its J-41 fleet. See Note 8 of Notes to Condensed Consolidated Financial Statements.

Other Income (expense)

     In the second quarter of 2003, the Company recorded the following items in other income: $1.5 million of income relating to government compensation under the Emergency Wartime Supplemental Appropriations Act, and $0.8 million of expense to write-off capitalized interest costs related to CRJ aircraft that are scheduled to be delivered in 2004 and 2005. In the second quarter of 2002, the Company recorded the following items in other income: $0.9 million of income relating to in government compensation under the Air Transportation Safety and System Stabilization Act and $1.1 million of expense to write-off capitalized interest costs related to 328JET aircraft that were on order partially offset by $0.6 million of income related to the write-off a deferred credit from a settlement payment made by Fairchild Dornier related to a J-41 turboprop retirement.

     The Company’s effective tax rate for federal and state income taxes was 41.0% in the second quarter of 2003. This compares with an effective tax rate for federal and state income taxes of 40.5% for the second quarter of 2002.

Six Months Operating Statistics (excluding aircraft early retirement charge)

			Increase
Six months ended June 30,	2002	2003	(Decrease)

Revenue passengers carried	3,235,126	4,103,941	26.9%
Revenue passenger miles (“RPMs”) (000’s)	1,321,391	1,600,999	21.2%
Available seat miles (“ASMs”) (000’s)	2,122,667	2,235,709	5.3%
Passenger load factor	62.3%	71.6%	9.3	pts
Revenue per ASM (cents)	16.8	18.9	12.5%
Cost per ASM (cents)	14.6	15.7	7.5%
Cost per ASM (cents), adjusted[1]	14.8	17.2	16.2%
Average passenger segment (miles)	408	390	(4.4)%
Revenue departures (completed)	135,556	145,268	7.2%
Revenue block hours	199,877	209,112	4.6%
Aircraft utilization (block hours)	9.0	8.1	(10.0)%
Average cost per gallon of fuel (cents)	89.3	116.1	30.0%
Aircraft in service (end of period)	128	148	15.6%
Revenue per departure	$2,628	$2,907	10.6%

1“Cost per ASM (cents), adjusted” excludes reversal of aircraft early retirement charge of $4.8 million in 2002 and $34.6 million in 2003. See “Operating Expenses,” below.

Comparison of six months ended June 30, 2003, to six months ended June 30, 2002.

Results of Operations

  General

     Net income for the first half of 2003 was $47.7 million, or $1.05 per share on a diluted basis compared to $31.8 million or $0.69 per share on a diluted basis for the same period last year. The principal reasons for the increase in net income were that the Company recorded a $34.6 million credit to income to reverse a portion of the retirement charge it recorded for J-41 aircraft in 2001 and 2002 and the agreements to increase 2003 fee-per-departure rates paid by United Airlines and Delta Air Lines.

     For the six months ending June 30, 2003 the Company’s average daily aircraft utilization was 8.1 hours as compared to 9.0 hours for the six month period ended June 30, 2002 as a result of severe winter weather during the first quarter, aircraft out of service due to damage, and reduced daily scheduling of aircraft by its code share partners. The decrease in utilization negatively impacts the unit cost per available seat mile in that on a period over period comparison. The average size of the aircraft fleet for the six months ending June 30, 2003 increased by 16.2% with corresponding increased costs for wages and benefits, aircraft rents, and depreciation, but ASMs increased only 5.3%.

  Operating Revenues

     Passenger revenues increased 18.5% to $422.3 million for the six months ended June 30, 2003 from $356.3 million for the six months ended June 30, 2002. The increase was primarily due to a 7.2% increase in revenue departures, and a 10.6% increase in revenue per departure to $2,907 in the second half of 2003 from $2,628 in the second half of 2002. The increase in revenue per departure is the result of increased fuel costs for which the Company receives reimbursement under its agreements with United and Delta, and increases in 2003 rates with United and Delta which were finalized during the third and first quarter of 2003 respectively.

     Other revenue increased 85.6% to $9.0 million compared to $4.8 million for the same period last year. This increase is the result of increased revenue from the Company’s ground handling agreements with other airlines and increased charter revenue from the Company’s Private Shuttle operation in the first quarter of 2003. In March 2003, the Company decided to continue to service its existing clients but to de-emphasize the solicitation of new charter business due to uncertainties caused by the bankruptcy of the 328JET manufacturer. The Company recently made some of these charter assets available to support its code share operations.

  Operating Expenses

     A summary of operating expenses, excluding the reversal of the aircraft early retirement charge, as a percentage of operating revenues and cost per ASM for the six months ended June 30, 2002 and 2003 is as follows:

	Six Months ended June 30,
	2002		2003

	Percent of	Cost	Percent of	Cost
	Operating	Per ASM	Operating	Per ASM
	Revenues	(cents)	Revenues	(cents)

Salaries and related costs	26.3%	4.5	25.3%	4.9
Aircraft fuel	14.3%	2.4	16.8%	3.2
Aircraft maintenance and materials	9.4%	1.6	9.9%	1.9
Aircraft rentals	15.0%	2.5	14.9%	2.9
Traffic commissions and related fees	2.8%	0.5	2.8%	0.5
Facility rents and landing fees	6.0%	1.0	5.7%	1.1
Depreciation and amortization	2.6%	0.5	3.0%	0.6
Other	10.4%	1.8	10.8%	2.1

Total	86.8%	14.8	89.2%	17.2

     Total operating expenses, as reported under GAAP, increased 13.4% to $350.3 million for the six months ended June 30, 2003 compared to $308.8 million for the six months ended June 30, 2002. The Company also reports operating expenses excluding the reversal of aircraft early retirement charges of $34.6 million for 2003 and $4.8 million for 2002. Total operating expenses, excluding the reversal of the aircraft early retirement charge, increased 22.7% to $384.9 million for the six months ended June 30, 2003 compared to $313.6 million for the six months ended June 30, 2002 primarily due to the 7.2% increase in revenue departures. ASMs increased 5.3% to 2.2 billion in the six months ending June 30, 2003 from 2.1 billion in the six months ending June 30, 2002. As a result, cost per ASM, as adjusted to exclude reversal of aircraft early retirement charges, increased 16.2% on a year-over-year basis to 17.2 cents during the six months ended June 30, 2003. Cost per ASM changes that are not primarily attributable to the changes in capacity are as follows:

     Salaries and related costs per ASM increased 8.9% to 4.9 cents in the first half of 2003 compared to 4.5 cents for the first half of 2002 primarily as a result of lower aircraft utilization under the Company’s agreements with United, offset by the elimination of the Company’s employee incentive programs, and other reductions in payroll costs. The Company suspended its employee bonus plans during the first quarter of 2002 due to the events of September 11. The Company reinstated its bonus plans effective April 1, 2002, and later suspended them effective January 1, 2003.

     The cost per ASM of aircraft fuel increased 33.3% to 3.2 cents in the first half of 2003 compared to 2.4 cents in the first half of 2002. The increase is primarily the result of the

30.0% increase in the average cost per gallon of fuel to $1.16 in the first half of 2003 from $0.89 in the first half of 2002.

     The cost per ASM of maintenance increased 18.8% to 1.9 cents in the first six months of 2003 from 1.6 cents in the first six months of 2002 due primarily to increased maintenance costs on the Company’s fleet of 328JETs arising from the Fairchild-Dornier insolvency and lower aircraft utilization.

     The cost per ASM of aircraft rentals increased 16.0% to 2.9 cents in the second half of 2003 from 2.5 cents in the second half of 2002 primarily due to decreases in the Company’s aircraft utilization as evidenced by the 11.9% increase in the number of leased aircraft to 132 in the second half of 2003 from 118 in the second half of 2002 as compared to the 5.3% growth in ASMs for the same periods.

     The cost per ASM of facility rents and landing fees increased 10.0% to 1.1 cents in the first six months of 2003 from 1.0 cents in the first six months of 2002 primarily due to higher landing fees and rents imposed by airports to recover costs in the aftermath of the events of September 11, and non-signatory landing fees rates imposed by some airports as a result of United filing for Chapter 11 bankruptcy protection.

     The cost per ASM of depreciation and amortization increased 20.0% to 0.6 cents in the second half of 2003 from 0.5 cents for the second half of 2002. In absolute dollars, depreciation and amortization increased 37.6% to $13.1 million in the second half of 2003 from $9.5 million in the second half of 2002. The increase is primarily a result of the purchase in the second quarter of six regional jets and the recording of the associated depreciation, accelerated depreciation associated with the anticipated early retirement of J-41 aircraft owned by the Company, depreciation expense related to increased levels of rotable equipment required for regional jets, and increased depreciation related to the replacement of the Company’s computer software systems.

     The cost per ASM of other operating expenses increased 16.7% to 2.1 cents in the first half of 2003 from 1.8 cents in the first half of 2002. In absolute dollars, other operating expenses increased 23.3% to $46.5 million in the first half of 2003 from $37.7 million in the first half of 2002. The increased costs were primarily the result of unfavorable weather conditions, a $1.0 million payment to Delta to remove contractual restrictions on the use of the Company’s ACJet subsidiary and its operating certificate, increases in property taxes, and increased legal costs related to the Fairchild and United bankruptcies.

  Other Income (expense)

     In the first half of 2003, the Company recorded the following items in other income: $1.5 million in income related to government compensation under the Emergency Wartime Supplemental Appropriations Act, and $0.8 million of expense to write-off capitalized interest costs related to CRJ aircraft that were to be delivered in 2004 and 2005. In the first half of 2002, the Company recorded the following items in other income: $0.9 million in income related to government compensation under the Air Transportation Safety and System Stabilization Act; $1.1 million of expense to write-off capitalized interest costs related to 328JET aircraft that were on order; and $0.6 million of income to write-off a deferred credit from a settlement payment made by Fairchild Dornier related to a turboprop retirement.

     The Company’s effective tax rate for federal and state income taxes was 41.0% for the six months ended June 30, 2003, and 40.5% for the six months ended June 30, 2002.

Recent Developments and Outlook

     This outlook section contains forward-looking statements, which are subject to the risks and uncertainties set forth in the MD&A section under Forward Looking Statements. This MD&A should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     On July 28, 2003 the Company announced that it anticipates that its longstanding relationship with United Airlines will end, and that it plans to utilize its assets to establish a new, independent low-fare airline to be based at Washington Dulles International Airport. The Company’s commencement of service as an independent airline depends on the terms and timing of its disengagement as a United Express carrier, which cannot be projected at this time. United has the option under bankruptcy rules to assume the existing United Express Agreement by agreeing to honor all terms in full or to reject the agreement. The Company’s plan to operate as an independent low-fare airline is based on its expectation that United will reject the United Express Agreement. Until such time, the Company intends to continue to fulfill its obligations under the present United Express Agreement.

     The new operation would use the Company’s CRJ fleet to offer frequent, low-fare service primarily to small and mid-sized markets from Washington Dulles International Airport. Additionally, the Company expects to initially acquire between 20 and 40 narrow body aircraft to serve large and long-haul markets from Dulles. First delivery of the narrow body aircraft is expected to be in the second quarter of 2004. The combined fleet would offer roughly 350 daily departures at Dulles, making it the fifteenth largest hub in the US.

     The Company has signed agreements with a provider for the use of a hosted reservations system, an advertising agency to develop the brand and marketing plan, and an advisor to assist in the acquisition of narrow body aircraft.

     Operating as an independent airline will require the Company to perform many functions now handled by United. The Company will have to perform marketing, sales and distribution, reservations, ticketing, and pricing and yield management functions to replace those services currently provided by United. The Company performed some of these functions, such as scheduling, pricing, and yield management, pursuant to the pro-rate code share arrangement with United that it operated under prior to December 2000. The Company anticipates that there could be an interruption in its services during a transition period, the length of which is dependent on several factors including when its aircraft exit the United Express program. As an independent airline the Company will be competing in a U.S. airline industry that continues to experience depressed demand and reductions in passenger yields, increased insurance costs, high fuel costs, changing and increased government regulations and tightened credit markets as evidenced by higher credit spreads and reduced capacity. These factors are directly affecting the operations and financial condition of participants in the industry including the Company, its current code share partners, and aircraft manufacturers. In addition, the Company’s business strategy will be to compete as a low-fare airline, which may place it in competition with other carriers which have established routes, greater financial resources and/or lower unit costs than the Company. The Company’s strategy will be to offset the lower unit costs of the larger aircraft operated by its low-cost competitors by minimizing direct competition with its CRJ’s against larger aircraft by operating in smaller markets, or by offering additional frequencies in markets, that could not be effectively served by larger aircraft. In addition to traditional low-fare competition, aggressive cost-cutting by major airlines, including United’s and USAirways’ actions in bankruptcy, have reduced the gap between trip costs for the major airlines’ smallest jets relative to regional jets. Delta has launched and United has announced its intentions to launch low-fare service in certain markets. Moreover, the ongoing losses incurred by the industry continue to raise substantial risks and uncertainties. These risks may impact the Company, its code share partners, and aircraft manufacturers in ways that the Company is not currently able to predict.

     The Company continues to move forward with its plans to operate as an independent airline. Since its announcement various parties, including United, have expressed an interest in conducting business with the Company under various possible arrangements. The Company is prepared to explore reasonable proposals, although at this time it continues to believe that it will implement its plans as previously announced.

     During the second quarter, the Company began furloughing excess pilots, eliminated or reduced bonus programs, and implemented salary reductions ranging from 5% to 10% for salaried employees. The elimination of and changes in bonus plans, and salary reductions for those management employees paid more than $30,000 per year are anticipated to reduce cash compensation by between 10% and 30% for salaried employees, with the largest reductions affecting the Company’s officers. The Company reached agreement with ALPA on pay reductions and work rule changes that were subject to reaching agreement with United on a revised code share agreement. Consistent with the Company’s plans to operate as an independent low-fare airline, it also has been in discussions with other airlines regarding potential code share opportunities in which the Company would remain independent and operate under its own brand.

     On April 16, 2003, Congress passed the Emergency Wartime Supplemental Appropriations Act (“the Act”). Among other provisions, the Act extended by 24 months the Government’s war risk insurance program which otherwise would have expired on December 31, 2002. The FAA provides war risk insurance to carriers pursuant to the Act through short-term policies, which it extends from time to time. Presently, the Company’s war risk insurance under the Act expires on October 11, 2003. The Company anticipates renewing the insurance through the FAA as long as it is available.

     The United Agreements call for the resetting of fee-per-departure rates annually based on the Company’s and United’s planned level of operations for the upcoming year. The Company and United reached agreement on 2003 rates in July 2003. The impact of the higher 2003 rates effective retroactively to January 1, 2003 are reflected in the second quarter 2003 results which include $12.3 million of revenue as a result of changes to United revenue estimates used in the first quarter of 2003. The 2003 rate agreement also provides for an aircraft utilization guarantee and an annual CPI based rate increase if the United Express Agreements are not assumed, rejected or modified by June 30, 2004.

     In July 2002, Fairchild, the manufacturer of the 32-seat 328JET, opened formal insolvency proceedings in Germany. Fairchild had been operating under the guidance of a court appointed interim trustee since April 2002. Fairchild subsequently notified the Company that it has rejected the Company’s purchase agreement covering 328JETs the Company had on firm order and under option. At the time of the opening of formal insolvency proceedings, Fairchild had significant current and future obligations to the Company in connection with the Company’s order of 328JET aircraft. In August 2002, the Company filed its claim in the German bankruptcy court with regard to the Fairchild insolvency proceeding. The German insolvency trustee indicated that it was unlikely that any funds would be available for claims by unsecured creditors. The Company believes it has a security interest in Fairchild’s equity interest in 32 delivered 328JETs, under which the Company’s right to proceed against this collateral will apply upon termination of the applicable leases unless other arrangements are made with the other interested parties. During the second quarter of 2003, Fairchild’s German manufacturing and support facilities were sold to AvCraft Aerospace GmbH and Fairchild’s wholly owned U.S. subsidiary Dornier Aviation of North America (“DANA”) (including certain 328JET spare parts inventories and the production lines for certain 328JET parts) was sold to M-7 Aerospace. The Company anticipates that long-term product support would be improved should the Fairchild businesses be successfully transitioned to the new owners, but does not have any knowledge as to whether the purchasers will be able to successfully resume the Fairchild businesses or whether aircraft production will be resumed. In addition, the Company does not anticipate that such sales will have an effect on its prior contractual commitments or on its bankruptcy claim.

     The Company’s balance sheet as of June 30, 2003 includes a receivable for $1.2 million with respect to deposits placed with Fairchild for undelivered aircraft. The Company holds a bond from an independent insurance company that was delivered to secure this deposit, and has made a demand for payment under this bond. Fairchild’s insolvency trustee has made a claim for the collateral posted with the insurance company, and the insurance company has withheld payment of the bond. The matter is presently with the U.S. bankruptcy court for the Western District of Texas. The Company’s balance sheet as of June 30, 2003 also includes approximately $1.0 million due from Fairchild, arising from payments made by the Company to third parties for certain training and other matters that were to be paid by Fairchild. At the time of Fairchild’s insolvency, the Company had outstanding invoices due to Fairchild and/or Fairchild related entities for various spare parts purchases against which the Company claimed a right of offset. Fairchild’s wholly owned U.S. subsidiary, DANA, disputed this right of offset and filed suit against the Company claiming amounts allegedly due for certain spare parts, late payment charges, and consignment inventory carrying charges. In August 2003, the Company and DANA reached a tentative settlement of this matter, subject to entering into a definitive agreement and to bankruptcy court approval, under which the Company will pay DANA $5.7 million to satisfy all claims by DANA. The Company does not expect the resolution of this matter to result in any additional expense being recorded on the Company’s books related to the Fairchild insolvency. The Company continues to assert its claims against Fairchild, the German parent of DANA, but does not anticipate that any funds will be available for unsecured creditors.

     The Company’s costs to operate its current fleet of 33 328JETs increased in 2002 and 2003, and may continue to increase in the future due to costs incurred for maintenance repairs that otherwise would have been covered by the manufacturer’s warranty and due to the limited availability and higher cost of spare parts. Additionally, as a result of Fairchild’s rejection of the purchase contract, the Company does not expect Fairchild to satisfy provisions in the purchase agreement under which, among other things, Fairchild was obligated to pay the difference in the sublease payments, if any, received from remarketing the 26 J-41 aircraft leased by the Company on those aircraft and the amount due under the Company’s aircraft leases.

     During the second quarter of 2003, the Company had firm orders for 36 Bombardier CRJ200s (“CRJs”) in addition to the 85 previously delivered, and options for 80 additional CRJs. Due to the United bankruptcy, the effect of the war with Iraq, and the state of the financing markets, the Company entered into an agreement with Bombardier during the second quarter of 2003 regarding financing and aircraft delivery schedules. Under the revised agreement, the Company took delivery of six CRJs in May 2003 and committed to accept two additional CRJs to be delivered in October 2003. Under the agreement, the Company has future commitments for six CRJs to be delivered in late 2004 and an additional 28 CRJs to be delivered in 2005. These post-2003 commitments are subject to certain conditions which, unless waived by the Company, would not be satisfied if the Company is pursuing its new business plan. In the event these conditions are not met and not waived by April 2005, deposits and progress payments for any then undelivered aircraft would be converted into credit memoranda for the purchase of other aircraft, goods or services from Bombardier. As of June 30, 2003, the Company had $38.8 million on deposit with Bombardier for aircraft orders.

     Due to delays as a result of uncertainty over the Company’s contractual relationship with United, the Company has delayed the retirement schedule of its J-41 turboprop aircraft and no longer plans to retire any of the remaining 28 J-41s prior to year-end 2003. As such, the Company reversed $34.6 million in pretax early aircraft retirement charges that had been recorded in prior periods. The Company has retired three J-41s through June 30, 2003. Under FASB Statement No. 146, which the Company adopted effective January 1, 2003, the Company will now recognize an early aircraft retirement charge as each remaining 23 leased J-41 aircraft is retired from its fleet. The Company currently anticipates that all of its remaining J-41s will be retired in 2004 when they are no longer required as part of its United Express program. The Company does not plan to operate the J-41s as part of its independent airline operation. The Company estimates that it will expense approximately $60 million (pre-tax) relating to the remaining 23 leased J-41s as they are retired. The remaining five owned J-41s and all of the Company’s associated spare parts inventories are being depreciated over their estimated remaining service in the United Express program. The Company plans to actively remarket the J-41s through leasing, subleasing or outright sale of the aircraft. Any sales arrangements involving leased aircraft may require the Company to make payments to the lessor to cover shortfalls between sale prices and lease stipulated loss values.

Liquidity and Capital Resources

     As of June 30, 2003, the Company had cash, cash equivalents and short-term investments of $220.7 million and working capital of $241.2 million compared to $242.6 million and $197.6 million respectively as of December 31, 2002. During the first six months of 2003, cash and cash equivalents decreased by $10.7 million, reflecting net cash used in operating activities of $10.8 million, net cash used in investing activities of $58.3 million and net cash provided by financing activities of $58.4 million. The net cash used in operating activities is primarily the result of a $48.8 million increase in prepaid expenses resulting from the Company’s scheduled, semi-annual aircraft lease payments and an increase of $23.5 million in accounts receivable primarily due to the recent agreement with United on rates for 2003, partially offset by net income for the period of $47.7 million and non-cash depreciation and amortization expenses of $13.5 million.

Capital Commitments

     The Company’s business is very capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft. The Company has funded the acquisition of the majority of its aircraft by entering into off-balance sheet financing arrangements known as leveraged leases, in which third parties provide equity and debt financing to purchase the aircraft and simultaneously enter into long-term agreements to lease the aircraft to the Company. On May 29, 2003 the Company purchased and took delivery of six CRJ aircraft from Bombardier. The Company financed 80% of the purchase price of four of the aircraft with debt provided by Export Development Canada (“EDC”). See the discussion above in the “Recent Developments and Outlook” section with respect to the Company’s present considerations regarding aircraft purchase commitments, and Note 10 of Notes to Condensed Consolidated Financial Statements for further discussion related to the recent purchase and financing of aircraft. The Company often enters into long-term lease commitments to ensure access to terminal, cargo, maintenance and other similar facilities. The table below sets forth information on the Company’s future capital commitments as of June 30, 2003.

	2003

(In millions)	Jul-Dec	2004	2005	2006	2007	Thereafter	Total

Long term debt	$4.2	$7.6	$8.6	$8.7	$8.4	$79.2	$116.7
Capital lease obligations	0.8	0.8	—	—	—	—	1.6
Guaranteed simulator usage commitments	0.7	1.4	1.2	1.2	1.2	3.7	9.4
Operating lease commitments	46.3	155.9	156.0	153.4	146.2	1,173.6	1,831.4
Aircraft purchase commitments	40.0	120.0	560.0	—	—	—	720.0

Total contractual capital commitments	$92.0	$285.7	$725.8	$163.3	$155.8	$1,256.5	$2,679.1

Other Financing

     On September 28, 2001, the Company entered into an asset-based lending agreement with Wachovia Bank, N.A. (“Wachovia”) that initially provided the Company with a line of credit for up to $25.0 million. Under the terms of the line of credit, it was necessary for the Company to request a covenant waiver as a result of the Chapter 11 bankruptcy filing by United Airlines. Following this request, the Company agreed to reduce the size of the lending agreement to $17.5 million and to revise certain covenants. The line of credit carried an interest rate of LIBOR plus 0.875% to 1.375% depending on the Company’s fixed charges coverage ratio. The available borrowing under the line of credit was limited to the value of the bond letter of credit on the Company’s Dulles, Virginia hangar facility plus 60% of the book value of certain rotable spare parts. As of June 30, 2003, the value of the collateral supporting the line was sufficient for the amount of available credit under the line to be $17.5 million. The Company had pledged $14.3 million of this line of credit as collateral for letters of credit issued on behalf of the Company by a financial institution. The amount available for borrowing at June 30, 2003 was $3.2 million after deducting

$14.3 million which has been pledged as collateral for letters of credit. There have been no borrowings on the line of credit. In July 2003, the Company entered into a new agreement with Wachovia which replaced the line of credit. This new agreement, which has no expiration date, provides for the issuance of letters of credit, and is collateralized by certificates of deposit. Under this agreement, the Company currently has $14.3 million on deposit with Wachovia as collateral for letters of credit.

Other Commitments

     The Company’s Board of Directors has approved the purchase of up to $40.0 million of the Company’s outstanding common stock in open market or private transactions. As of August 1, 2003, the Company has purchased 2,171,837 shares of its common stock. The Company has approximately $21.0 million remaining of the $40.0 million originally authorized. The Company does not currently have any plans to purchase any additional shares of its stock at this time.

     The Company’s collective bargaining agreement with Aircraft Mechanics Fraternal Association (“AMFA”), which was ratified in June 1998, became amendable in June 2002, and its collective bargaining agreement with the Association of Flight Attendants (“AFA”), which was ratified in October 1998, became amendable in October 2002. The Company is engaged in negotiations with AMFA and AFA regarding new agreements.

     The Company is a party to a maintenance agreement with Air Canada covering maintenance, repair and overhaul services for airframe components on its CRJ aircraft, and to a five-year agreement with Air Canada covering the scheduled airframe C-check overhaul of its CRJ aircraft. Both agreements provide that either party may cancel the agreements without cause on six months’ notice. On April 1, 2003, Air Canada announced that it had filed for protection under Canada’s Companies’ Creditors Arrangement Act (CCAA) in order to facilitate its operational, commercial, financial and corporate restructuring. Air Canada is continuing to provide services to the Company under these agreements.

  Aircraft

     As of June 30, 2003, the Company had firm orders for 36 Bombardier CRJ200s (“CRJs”) in addition to the 85 previously delivered, and options for 80 additional CRJs. Due to the United bankruptcy, the effect of the war with Iraq, and the state of the financing markets, the Company entered into an agreement with Bombardier during the second quarter of 2003 regarding financing and aircraft delivery schedules. Under the revised agreement, the Company took delivery of six CRJs in May 2003 and committed to accept two additional CRJs to be delivered in October 2003. Under the agreement, the Company has future commitments for six CRJs to be delivered in late 2004 and an additional 28 CRJs to be delivered in 2005. These post-2003 commitments are subject to certain conditions which, unless waived by the Company, would not be satisfied if the Company is pursuing its new business plan. In the event these conditions are not met and not waived by April 2005, deposits and progress payments for any then undelivered aircraft would be converted into credit memoranda for the purchase of other aircraft, goods or services from Bombardier. As of June 30, 2003, the Company had $38.8 million on deposit with Bombardier for aircraft orders.

     See the Recent Developments and Outlook section above with respect to the Company’s present considerations regarding future deliveries.

  Capital Equipment and Debt Service

     Capital expenditures for the first six months of 2003 were $70.1 million, compared to $20.3 million for the same period in 2002. Capital expenditures for 2003 consisted primarily of the purchase of six CRJ aircraft, four of which were 80% debt financed by Export Development Canada (“EDC”) with the remaining amounts being funded through non-traditional financing. There were no cash outlays by the Company to acquire these six aircraft. Other capital expenditures included improvements to aircraft and purchases of spare parts and office equipment.

     For the remainder of 2003, excluding aircraft, the Company anticipates spending approximately $6.9 million for rotable spare parts related to the regional jets, ground service equipment, facilities, computers and software. If the Company is unable to secure leveraged lease financing for the two aircraft scheduled for delivery in October 2003, the manufacturer has committed to provide debt financing for 80% of the purchase price and to provide manufacturers credits and incentives to cover the remaining 20%.

     Debt service including capital leases for the six months ended June 30, 2003 was $2.6 million compared to $2.3 million in the same period of 2002.

     The Company’s plan to launch an independent, low-fare airline will require significant capital commitments to establish the infrastructure required to operate an airline, to establish station operations at locations not currently handled by the Company, to brand and market the new operations, to acquire and finance additional aircraft and to fund the Company’s operations during any interruption of service and following the commencement of service after it exits the United Express program. The amount and timing of these expenditures will depend upon the terms and timing of its disengagement as a United Express carrier, which can not be projected at this time. The Company believes that it has and will have adequate financial resources to meet its anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company will evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, finance or refinance its assets, and/or restructure its obligations for strategic reasons or to further strengthen its financial position.

     The Company believes that its cash balances and cash flow from operations together with operating lease financing and other available equipment financing will be sufficient to enable the Company to meet its working capital needs, expected operating lease financing commitments, other capital expenditures, and debt service requirements for the remainder of 2003. However, the Company’s industry environment is highly uncertain and volatile at this time. Future events could affect the industry or the Company in ways that are not presently anticipated that could adversely affect the Company’s liquidity.

  Critical Accounting Policies and Estimates

     The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a Company’s most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified and discussed its critical accounting policies in its Annual Report on Form 10-K. The Company does not believe that there have been material changes to the Company’s critical accounting policies or the methodologies or assumptions applied under them since the date of that Form 10-K.

  Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123 “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, (“FIN 46”) “Consolidation of Variable Interest Entities,” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This interpretation requires an existing unconsolidated variable interest entity to be consolidated by their primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. FIN 46 is effective immediately for any interests in VIEs acquired after January 31, 2003, and effective beginning in the third quarter of 2003 for all VIEs acquired before February 1, 2003. The Company is continuing to evaluate the impact that the adoption of FIN 46 will have on its financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 203. The Company does not expect SFAS 150 to have a material impact on the Company’s financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s principal market risk arises from changes in interest rates. The Company’s exposure to market risk associated with changes in interest rates relates to the Company’s commitment to acquire regional jets. From time to time the Company has entered into put and call contracts designed to limit the Company’s exposure to interest rate changes until permanent financing is secured upon delivery of the regional jet aircraft. As of June 30, 2003, the Company had no open hedge transactions.

Item 4. Controls and Procedures

     As of June 30, 2003 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a – 14 and 13a – 15. Disclosure controls and procedures include controls and other procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance-and cannot guarantee-that it will succeed in its stated objectives. Based upon the foregoing evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC reports. In addition, during the period covered by this quarterly report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.

     The Company is involved in legal proceedings related to the insolvency of Fairchild Dornier Gbmh (“Fairchild”). The Company’s balance sheet as of June 30, 2003 includes a receivable for $1.2 million with respect to deposits placed with Fairchild for undelivered aircraft. The Company holds a bond from an independent insurance company that was delivered to secure this deposit, and has made a demand for payment under this bond. Fairchild’s insolvency trustee has made a claim for the collateral posted with the insurance company, and the insurance company has withheld payment of the bond. The matter is presently with the U.S. Bankruptcy Court for the Western District of Texas.

     At the time of Fairchild’s insolvency, the Company had outstanding invoices due to Fairchild and/or Fairchild related entities for various spare parts purchases. The Company believed it had the right to offset these and other amounts claimed by Fairchild against obligations due from Fairchild that will not be fulfilled as a result of the insolvency. Fairchild-related entities disputed this right of offset, and in September 2002, Fairchild’s wholly owned U.S. subsidiary, Dornier Aviation North America, Inc. (“DANA”), filed a lawsuit against the Company in the United States Bankruptcy Court for the Eastern District of Virginia (Civil Action No. 02-08181-SSM) seeking to recover payments for certain spare parts, late payment charges, and consignment inventory carrying charges. DANA contended that although its German parent company may not have fulfilled its contractual obligations to the Company, DANA sold spare parts to the Company independent of its parent company’s activities and that the Company was not entitled to a right of offset. The Company acknowledged that approximately $8.0 million in outstanding invoices existed at the time of the Fairchild insolvency filings. DANA claimed an additional $3.6 million to be due. In May 2003 the Court granted DANA’s partial motion for summary judgment with respect to the portion of the invoices, totaling approximately $4.2 million, that were issued pursuant to a consignment agreement between the Company and DANA and in July 2003 the Court denied the Company’s motion for summary judgment with respect to the remainder of DANA’s claim. The Company and DANA have reached an understanding for a settlement of this lawsuit, subject to entering into a definitive agreement and to bankruptcy court approval, under which the Company would pay DANA $5.7 million to resolve all claims DANA might have against the Company.

     The Company has been named a defendant in two lawsuits arising from the terrorist activities of September 11, 2001. These actions were commenced by or on behalf of individuals who were injured or killed on the ground in the attack on the Pentagon through the hijacking of an American Airlines aircraft originating at Dulles Airport. These lawsuits are known as Powell v. American Airlines, Atlantic Coast Airlines, et al., No. 02 CV 10160 (S.D.N.Y.), which was filed December 20, 2002, and claims physical and emotional injuries, lost income, and wrongful death, and as Gallop v. American Airlines, Atlantic Coast Airlines, et al., No. 03 CV 1016 (S.D.N.Y.), which was filed February 13, 2003, and claims physical and emotional injuries and lost income. Both actions seek compensatory and punitive damages in an unspecified amount as deemed appropriate at trial. In each case, the plaintiffs have named all airlines operating at Dulles Airport, including the Company, under the theory that all of the airlines are jointly responsible for the alleged security breaches by the Dulles security contractor, Argenbright Security. The Company has joined a motion filed on behalf of American and other defendants seeking dismissal of all ground victim claims on the basis that the airline defendants do not owe a duty as a matter of law to individuals injured or killed on the ground. The parties argued the motion in May 2003, but the court has not yet issued a ruling. If this ruling is not favorable, the Company anticipates that it will raise other defenses including its assertion that it is not responsible for the incidents. The Company anticipates that other similar lawsuits could be filed on behalf of other victims.

     From time to time, claims are made against the Company with respect to activities arising from its airline operations. Typically these involve injuries or damages incurred by passengers and are considered routine to the industry. On April 1, 2002, one of the Company’s insurers on its comprehensive aviation liability policy, Legion Insurance Company, a subsidiary of Mutual Risk Management Ltd. (“Legion”), was placed into rehabilitation by the Commonwealth of Pennsylvania, its state of incorporation. The rehabilitation proceeding is styled Koken v. Legion Insurance Company, No. 183 M.D. 2002 (Pa. Commw. Ct.), and is before Judge Leavitt. Currently, Legion can pay no claims, expenses or other items of debt without approval from Pennsylvania, resulting in the Company directly carrying the corresponding exposure related to Legion’s contribution percentage for payouts of claims and expenses that Legion represented on the Company’s all-risk hull and liability insurance for the 1999, 2000, 2001 and 2002 policy years. Those contribution percentages are 15% for claims arising from incidents occurring in 1999, 19% for 2000, 15% for 2001, and 8.5% for the first quarter of 2002. Legion ceased to be an insurer for the Company as of April 1, 2002, and there is, therefore, no exposure with respect to Legion for claims arising after that date.

     The insurance held by Legion on the Company’s policy was fully covered by reinsurance, which means that other carriers are contractually obligated to cover all claims that are direct obligations of Legion. It is additionally believed that a “cut-through” provision exists that causes funds to pass directly from the reinsurers to the Company in situations such as the rehabilitation or insolvency of a primary insurer. Other companies, including American Airlines,

Inc. (“American”), have similar policy provisions. American intervened in the Legion rehabilitation and moved to have the cut-through provisions enforced. However, other creditors of Legion and the Pennsylvania Insurance Commissioner maintained that the funds should apply to Legion’s other obligations. On June 26, 2003, the Pennsylvania Commonwealth Court ruled in American’s favor and entered an order enforcing the cut-through provisions. After the Court denied related post-judgment motions, the Pennsylvania Insurance Commissioner and others appealed, and motions to stay the enforcement of the judgment are on record. It is anticipated that the court will grant the motions to stay pending appeal, thus preventing enforcement of the cut-through provisions until the appeal is resolved. If upheld on appeal, the ruling should enforce the Company’s cut-through provisions, resulting in coverage for all Legion exposure. However, if the ruling is overturned on appeal, the Company will be underinsured for these claims at the percentages set forth above. This underinsurance would include the September 11 related lawsuits described above and any other similar lawsuits that are brought against the Company. The Company has accrued reserves for its likely exposure on claims known to date. No reserves have been accrued for the September 11 related claims.

     The FAA has made the Company aware that it has reviewed and is seeking assurances with respect to certain Company maintenance program time tracking practices. The FAA has informed the Company that it will need to satisfy the FAA’s concerns prior to adding additional aircraft to its operations, and that it may seek a civil penalty. The Company is working closely with the FAA and believes that it will be able to satisfy the FAA that its maintenance tracking practices meet and exceed FAA requirements, without any interruption in its business plans.

  The Company is a party to routine litigation and FAA civil action proceedings incidental to its business, none of which the Company believes are likely to have a material effect on the Company’s business, financial condition, or operating results.

  ITEM 2. Changes in Securities.

     None to report.

  ITEM 3. Defaults Upon Senior Securities.

     None to report.

  ITEM 4. Submission of Matters to a Vote of Security Holders.

     The annual meeting of stockholders of the Company was held in Herndon, Virginia on May 28, 2003. Of the 45,234,908 shares of common stock outstanding and entitled to vote on the record date, 38,200,863 were present by proxy. Those shares were voted on the matters before the meeting as follows:

1.	Election of Directors	For	Withheld

	Kerry B. Skeen	37,922,449	278,414

	Thomas J. Moore	38,035,529	165,334

	C. Edward Acker	38,033,310	167,553

	Robert E. Buchanan	38,036,273	164,590

	Susan MacGregor Coughlin	28,014,055	10,186,808

	Caroline (Maury) Devine	38,040,621	160,242

	Daniel L. McGinnis	28,051,645	10,149,218

	James C. Miller III	28,030,395	10,170,468

	William Anthony Rice	27,965,914	10,234,949

2.	To ratify appointment of KPMG LLP as the Company’s independent auditors for the current year.

For	Against	Abstain

29,556,941	8,392,280	251,642

  ITEM 5. Other Information.

     None to report.

  ITEM 6. Exhibits and Reports on Form.

(a)	Exhibits

Exhibit Number	Description of Exhibit

31.1 (note 1)	Certification pursuant to Section 302 and 906 by the Company’ chief executive officer.
31.2 (note 1)	Certification pursuant to Section 302 and 906 by the Company’s chief financial officer.
32.1 (note1)	Certification pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

Form 8-K furnished under Item 9 on April 15, 2003 to announce information on first quarter 2003 earnings

Form 8-K furnished under Item 9 on April 23, 2003 to announce first quarter 2003 earnings

Form 8-K furnished under Item 9 on May 15, 2003 to announce that an officer of the Company would be making a presentation to investors and analysts

Form 8-K furnished under Item 9 on May 23, 2003 to announce information regarding negotiations with United Airlines, Inc.

Form 8-K furnished under Item 9 on May 28, 2003 to announce information regarding negotiations with Bombardier Aerospace

Form 8-K furnished under Item 9 on June 24, 2003 to announce information regarding its pilots approving a revised conditional contract

Form 8-K furnished under Item 9 on July 2, 2003 to announce information regarding negotiations with United Airlines, Inc.

Form 8-K furnished under Item 12 on July 21, 2003 to announce rescheduling of the Company’s quarterly earnings release.

Form 8-K furnished under Item 9 on July 28, 2003 to announce the Company’s plans to establish an independent low-fare airline.

Form 8-K furnished under Item 12 on July 30, 2003 to announce the Company’s second quarter 2003 earnings (includes financial statements)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST AIRLINES HOLDINGS, INC.

August 14, 2003	By: /S/ Richard J. Surratt Richard J. Surratt Executive Vice President, Treasurer, and Chief Financial Officer