Form 10-Q
period 2003-09-30
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 2003-11-14
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes   X       No

As of November 1, 2003, there were 45,333,310 shares of common stock, par value $.02 per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements

Atlantic Coast Airlines Holdings, Inc.
Condensed Consolidated Balance Sheets

	December 31, 2002	September 30, 2003
(In thousands except for share and per share data)		(Unaudited)

Assets
Current:
Cash and cash equivalents	$29,261	$13,925
Short term investments	213,360	211,720
Accounts receivable, net	13,870	26,082
Expendable parts and fuel inventory, net	14,317	17,210
Prepaid expenses and other current assets	38,610	89,130
Deferred tax asset	16,114	12,001

Total current assets	325,532	370,068
Restricted cash	—	14,816
Property and equipment at cost, net of accumulated depreciation and amortization	195,413	287,922
Intangible assets, net of accumulated amortization	1,741	1,730
Debt issuance costs, net of accumulated amortization	3,249	2,958
Aircraft deposits	44,810	44,210
Other assets	4,393	4,171

Total assets	$575,138	$725,875

Liabilities and Stockholders’ Equity
Current:
Accounts payable	$22,475	$20,029
Current portion of long-term debt	4,900	7,444
Current portion of capital lease obligations	1,449	1,138
Accrued liabilities	84,377	88,252
Accrued aircraft early retirement charge	14,700	1,844

Total current liabilities	127,901	118,707
Long-term debt, less current portion	53,540	107,651
Capital lease obligations, less current portion	751	59
Deferred tax liability	22,384	40,206
Deferred credits, net	61,903	102,022
Accrued aircraft early retirement charge, less current portion	31,768	10,039
Other long-term liabilities	1,523	1,749

Total liabilities	299,770	380,433

Stockholders’ equity:
Common stock: $.02 par value per share; shares authorized 130,000,000; shares issued 50,255,184 and 50,403,662 respectively; shares outstanding 45,195,115 and 45,332,685 respectively	1,005	1,008
Additional paid-in capital	151,103	152,228
Less: Common stock in treasury, at cost, 5,060,069 and 5,070,977 shares respectively	(35,586)	(35,717)
Retained earnings	158,846	227,908
Accumulated other comprehensive income	—	15

Total stockholders’ equity	275,368	345,442

Total liabilities and stockholders’ equity	$575,138	$725,875

See accompanying notes to the condensed consolidated financial statements.

Atlantic Coast Airlines Holdings, Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

Three months ended September 30,
(In thousands, except for per share data)	2002	2003

Operating revenues:
Passenger	$192,220	$217,279
Other	2,813	3,757

Total operating revenues	195,033	221,036

Operating expenses:
Salaries and related costs	51,389	51,845
Aircraft fuel	31,156	35,119
Aircraft maintenance and materials	19,655	20,317
Aircraft rentals	28,293	32,406
Traffic commissions and related fees	5,517	5,682
Facility rents and landing fees	11,197	13,102
Depreciation and amortization	5,534	7,780
Other	21,673	17,411
Aircraft early retirement charge	7,568	—

Total operating expenses	181,982	183,662

Operating income	13,051	37,374
Other income (expense):
Interest income	1,436	588
Interest expense	(1,061)	(1,797)
Other, net	19	(10)

Total other income	394	(1,219)

Income before income tax provision	13,445	36,155
Income tax provision	4,945	14,823

Net income	$8,500	$21,332

Income per share:
Basic:
Net income	$0.19	$0.47

Diluted:
Net income	$0.19	$0.47

Weighted average shares outstanding:
-Basic	45,194	45,333
-Diluted	45,484	45,425

See accompanying notes to the condensed consolidated financial statements.

Atlantic Coast Airlines Holdings, Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

Nine months ended September 30,
(In thousands, except for per share data)	2002	2003

Operating revenues:
Passenger	$548,522	$639,601
Other	7,670	12,774

Total operating revenues	556,192	652,375

Operating expenses:
Salaries and related costs	146,253	161,023
Aircraft fuel	82,809	107,428
Aircraft maintenance and materials	53,616	62,967
Aircraft rentals	82,356	96,501
Traffic commissions and related fees	15,786	17,949
Facility rents and landing fees	32,696	37,803
Depreciation and amortization	15,067	20,899
Other	59,423	63,960
Aircraft early retirement charge	2,804	(34,586)

Total operating expenses	490,810	533,944

Operating income	65,382	118,431
Other income (expense):
Interest income	3,154	1,791
Interest expense	(3,284)	(4,489)
Government compensation	944	1,520
Other, net	620	(199)

Total other income (expense)	1,434	(1,377)

Income before income tax provision	66,816	117,054
Income tax provision	26,560	47,992

Net income	$40,256	$69,062

Income per share:
Basic:
Net income	$0.89	$1.53

Diluted:
Net income	$0.87	$1.52

Weighted average shares outstanding:
-Basic	44,997	45,269
-Diluted	46,136	45,365

See accompanying notes to the condensed consolidated financial statements.

Atlantic Coast Airlines Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

Nine months ended September 30,
(In thousands)	2002	2003

Cash flows from operating activities:
Net income	$40,256	$69,062
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,641	21,455
Loss on disposal of assets	360	1,672
Amortization of deferred credits	(3,616)	(5,629)
Capitalized interest (net)	(419)	984
Other	2,127	1,031
Changes in operating assets and liabilities:
Accounts receivable	5,419	(12,276)
Expendable parts and fuel inventory	(4,552)	(3,516)
Prepaid expenses and other current assets	(35,090)	(50,520)
Accounts payable	4,692	1,585
Accrued liabilities	29,049	(8,550)

Net cash provided by operating activities	53,867	15,298

Cash flows from investing activities:
Purchases of property and equipment	(28,025)	(74,671)
Proceeds from sales of assets	28	—
Purchases of short term investments	(488,975)	(316,440)
Sales of short term investments	309,820	318,095
Increase in restricted cash	—	(14,816)
Refunds of aircraft deposits	3,400	2,400
Payments of aircraft deposits and other	(14,170)	(1,845)

Net cash used in investing activities	(217,922)	(87,277)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	60,078
Payments of long-term debt	(3,258)	(3,423)
Payments of capital lease obligations	(1,015)	(1,081)
Deferred financing costs and other	57	95
Purchase of treasury stock	(283)	(132)
Proceeds from exercise of stock options	7,041	1,106

Net cash provided by financing activities	2,542	56,643

Net decrease in cash and cash equivalents	(161,513)	(15,336)
Cash and cash equivalents, beginning of period	173,669	29,261

Cash and cash equivalents, end of period	$12,156	$13,925

See accompanying notes to the condensed consolidated financial statements.

ATLANTIC COAST AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Atlantic Coast Airlines Holdings, Inc. (“ACAI”) and its wholly owned subsidiaries, Atlantic Coast Airlines (“ACA”) and Atlantic Coast Jet, LLC (“ACJet”), (collectively, the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. ACJet and its predecessor have not had any operating activity since June 30, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation. The information furnished in these unaudited condensed consolidated financial statements reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the three and nine months presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. Certain amounts as previously reported have been reclassified to conform to the current period presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

As a result of applying APB Opinion No. 25, and related interpretations to the current period, no stock-based employee compensation cost is reflected in net income, as all options granted to employees had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Three months ended September 30,
(in thousands except for per share data)	2002	2003

Net income, as reported	$8,500	$21,332
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,660)	(1,717)

Pro forma net income	$6,840	$19,615

Earnings per share:
Basic — as reported	$.19	$.47

Basic — pro forma	$.15	$.43

Diluted — as reported	$.19	$.47

Diluted — pro forma	$.15	$.43

Nine months ended September 30,
(in thousands except for per share data)	2002	2003

Net income, as reported	$40,256	$69,062
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,898)	(3,836)

Pro forma net income	$35,358	$65,226

Earnings per share:
Basic — as reported	$.89	$1.53

Basic — pro forma	$.79	$1.44

Diluted — as reported	$.87	$1.52

Diluted — pro forma	$.77	$1.44

3. COMMITMENTS AND CONTINGENCIES

On September 28, 2001, the Company entered into an asset-based lending agreement with Wachovia Bank, N.A. (“Wachovia”) that initially provided the Company with a line of credit for up to $25.0 million. Under the terms of the line of credit, it was necessary for the Company to request a covenant waiver as a result of the Chapter 11 bankruptcy filing by United Airlines. In order to obtain this waiver, the Company agreed to reduce the size of the line of credit to $17.5 million and to revise certain covenants. On July 31, 2003, the Company entered into a new agreement with Wachovia which replaced the line of credit. This new agreement, which has no expiration date, provides for the issuance of letters of credit, and is collateralized by certificates of deposit. Under this agreement, the Company has $14.8 million on deposit with Wachovia as collateral for letters of credit issued on behalf of the Company. The amounts on deposit with Wachovia are shown as restricted cash on the Company’s balance sheet as of September 30, 2003.

As of September 30, 2003, the Company had firm orders for 36 Bombardier CRJ200s (“CRJs”) in addition to the 85 previously delivered, and options for 80 additional CRJs. Due to the United bankruptcy, the effect of the war with Iraq, and the state of the financing markets, the Company entered into an agreement with Bombardier during the second quarter of 2003 regarding financing and aircraft delivery schedules. Under the revised agreement, the Company took delivery of six CRJs in May 2003 and committed to accept two additional CRJs which were delivered in October 2003. The Company also has future commitments for six CRJs to be delivered in late 2004 and 28 CRJs to be delivered in 2005. These post-2003 commitments are subject to certain conditions which, unless waived by the Company, would not be satisfied if the Company is pursuing its plan to operate as a low-fare airline. In the event these conditions are not met and not waived by the Company by April 2005, deposits and progress payments for any then undelivered aircraft would be first used to repay any outstanding debt on the two CRJs delivered in October 2003 with any remaining balance converted into credit memoranda for the purchase of other aircraft, goods and services from Bombardier. Currently, the Company has $38.8 million on deposit with Bombardier for aircraft orders and has outstanding debt owed to Bombardier, resulting from the financing of the two CRJs delivered in October 2003, of $30.7 million.

In July 2002, Fairchild, the manufacturer of the 32-seat 328JET, opened formal insolvency proceedings in Germany. Fairchild had been operating under the guidance of a court appointed interim trustee since April 2002. Fairchild subsequently notified the Company that it has rejected the Company’s purchase agreement covering 328JETs the Company had on firm order and under option. At the time of the opening of formal insolvency proceedings, Fairchild had significant current and future obligations to the Company in connection with the Company’s order of 328JET aircraft. In August 2002, the Company filed its claim in the German bankruptcy court with regard to the Fairchild insolvency proceeding. The German insolvency trustee indicated that it was unlikely that any funds would be available for claims by unsecured creditors. The Company believes it has a security interest in Fairchild’s equity interest in 32 delivered 328JETs, under which the Company’s right to proceed against this collateral will apply upon termination of the applicable leases. During the second quarter of 2003, Fairchild’s German manufacturing and support facilities were sold to AvCraft Aerospace GmbH and Fairchild’s wholly owned U.S. subsidiary Dornier Aviation of North America (“DANA”) (including certain 328JET spare parts inventories and the production lines for certain 328JET parts) was sold to M-7 Aerospace. The Company has established vendor relationships with both of these entities. In addition, the Company does not anticipate that the sales will have any effect on its prior contractual commitments or on its bankruptcy claim.

The Company’s balance sheet as of September 30, 2003 includes a receivable for $1.2 million with respect to deposits placed with Fairchild for undelivered aircraft. The Company holds a bond from an independent insurance company that was delivered to secure this deposit, and has made a demand for payment under this bond. Fairchild’s insolvency trustee has made a claim for the collateral posted with the insurance company, and the insurance company has withheld payment of the bond. The matter is presently with the U.S. bankruptcy court for the Western District of Texas. The Company’s balance sheet as of September 30, 2003 also includes approximately $1.0 million due from Fairchild, arising from payments made by the Company to third parties for certain training and other matters that were to be reimbursed by Fairchild. At the time of Fairchild’s insolvency, the Company had outstanding invoices due to Fairchild and/or Fairchild related entities for various spare parts purchases against which the Company claimed a right of offset. Fairchild’s wholly owned U.S. subsidiary, DANA, disputed this right of offset and filed suit against the Company claiming amounts allegedly due for certain spare parts, late payment charges, and consignment inventory carrying charges. In August 2003, the Company and DANA reached a settlement of this matter under which the Company paid DANA $5.7 million to satisfy all claims by DANA. With this settlement, the Company does not expect the final resolution of the Fairchild bankruptcy to result in any additional expense being recorded on the Company’s books. The Company continues to assert its claims against Fairchild, the German parent of DANA, but does not anticipate that any funds will be available for unsecured creditors. The Company has recorded a reserve of $2.2 million should the receivable and balance due from Fairchild be uncollectible.

On December 9, 2002, UAL, Inc. and its subsidiaries, including United Airlines, filed for protection under Chapter 11 of the United States Bankruptcy Code. UAL continues operating and managing its business and affairs as a debtor in possession. In bankruptcy, United has the right to assume or reject all executory agreements including the Company’s United Express Agreements (“UA Agreements”). No deadline has been set by United to assume or reject the Company’s UA Agreements. Until a decision is made by United to accept or reject the Company’s UA Agreements, the Company continues to perform per the UA Agreements and on July 25, 2003 agreed with United on fee-per-departure rates to be utilized during 2003. Revenue for the nine months ended September 30, 2003 has been recorded utilizing these agreed upon rates. On July 28, 2003, the Company announced that it anticipates that its longstanding relationship with United will end, and that it would establish a new, independent low-fare airline to be based at Washington Dulles International Airport.

4. ADOPTION OF FASB STATEMENTS 146 ,148, 150 AND INTERPRETATIONS 45 AND 46

On July 30, 2002, the Financial Accounting Standards Board issued SFAS Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. The Company adopted SFAS 146 on January 1, 2003. The new rules change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. Previously existing accounting rules permitted the accrual of such costs for firmly committed plans which were expected to be executed within twelve months. Accordingly, to the extent that the Company’s plans to early retire J-41 turboprop aircraft extend beyond the end of 2003, the adoption of SFAS 146 will cause the Company to record costs associated with such individual early retired aircraft in the month they are retired, as opposed to the previous accounting treatment of taking a charge for these aircraft in the period in which the retirement plan is initiated. See Note 9 of Notes to Condensed Consolidated Financial Statements for further discussion related to the J-41 retirement plan.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation outlines disclosure requirements in a guarantor’s financial statements relating to any obligations under guarantees for which it may have potential risk or liability, as well as clarifies a guarantor’s requirement to recognize a liability for the fair value, at the inception of the guarantee, of an obligation under that guarantee. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of September 30, 2003, the Company has not provided any guarantees that would require recognition or disclosure as liabilities under this interpretation.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which amended SFAS No. 123 “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, (“FIN 46”) “Consolidation of Variable Interest Entities,” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This interpretation requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have sufficient capital to finance activities without subordinated financial support from the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. FIN 46 is effective immediately for any interests in VIEs acquired after January 31, 2003. In October 2003, the Financial Accounting Standards Board agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. This deferral is to allow time for certain implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities to the period ended December 31, 2003 for calendar year end companies. The Company is continuing to evaluate the impact that the adoption of FIN 46 will have on its financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 as of July 1, 2003. Adoption of this statement had no material impact to the Company’s financial statements.

5. INCOME TAXES

The Company’s effective tax rate for federal and state income taxes was 41.0% for the three and nine months ended September 30, 2003, as compared to 36.8% and 39.8% for the three and nine months ended September 30, 2002, respectively.

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

Three months ended September 30,
(in thousands)	2002	2003

Income (basic and diluted)	$8,500	$21,332

Weighted average shares outstanding (basic)	45,194	45,333
Incremental shares related to stock options	290	92

Weighted average shares outstanding (diluted)	45,484	45,425

Number of antidilutive options outstanding	2,493	5,403

Nine months ended September 30,
(in thousands)	2002	2003

Income (basic and diluted)	$40,256	$69,062

Weighted average shares outstanding (basic)	44,997	45,269
Incremental shares related to stock options	1,139	96

Weighted average shares outstanding (diluted)	46,136	45,365
Number of antidilutive options outstanding	244	4,574

7. COMPREHENSIVE INCOME

Comprehensive income includes changes in the unrealized gains and losses on available-for-sale securities. The following statements present comprehensive income for:

Three months ended September 30,
(in thousands)	2002	2003

Net income	$8,500	$21,332
Other comprehensive income — net change in unrealized gain on available-for-sale securities	—	12

Comprehensive income	$8,500	$21,344

Nine months ended September 30,
(in thousands)	2002	2003

Net income	$40,256	$69,062
Other comprehensive income — net change in unrealized gain on available-for-sale securities	—	15

Comprehensive income	$40,256	$69,077

8. SUPPLEMENTAL CASH FLOW INFORMATION

Nine months ended September 30,
(in thousands)	2002	2003

Cash paid during the period for:
Interest	$3,104	$2,796
Income taxes	23,767	21,243
Non cash transactions during the period for:
Purchase of aircraft	—	52,577

9. AIRCRAFT EARLY RETIREMENT CHARGE

The Company has long-term lease commitments for 25 British Aerospace Turboprop J-41 (“J-41”) aircraft and owns five J-41 aircraft. During 2001 and 2002, the Company recorded aircraft early retirement operating charges totaling $23.0 million and $24.3 million ($13.8 million and $14.6 million net of income tax), respectively, for the non-discounted value of future lease payments and other costs associated with the planned retirement of its J-41 aircraft. Due to delays as a result of uncertainty over the Company’s contractual relationship with United, the Company has delayed the retirement schedule of its J-41 turboprop aircraft. As such, in the second quarter 2003, the Company reversed $34.6 million in pretax early aircraft retirement charges that had been recorded in prior periods. The Company has retired three J-41s through September 30, 2003. Under FASB Statement No. 146, which the Company adopted effective January 1, 2003, the Company will now recognize an early aircraft retirement charge as each remaining 23 leased J-41 aircraft is retired from its fleet. The Company currently anticipates that three J-41s will be early retired during the fourth quarter of 2003 with the remaining J-41s to be early retired by the end of 2004. The Company does not plan to operate the J-41s as part of its independent airline operation. The Company estimates that it will expense approximately $60 million (pre-tax) relating to the remaining 23 leased J-41s as they are retired. The remaining five owned J-41s and all of the Company’s associated spare parts inventories are being depreciated over their estimated remaining service in the United Express program. The Company plans to actively remarket the J-41s through leasing, subleasing or outright sale of the aircraft. Any sales arrangements involving leased aircraft may require the Company to make payments to the lessor to cover shortfalls between sale prices and lease stipulated loss values.

As of September 30, 2003, the Company had liabilities of $11.9 million accrued for the two J-41 aircraft that have been early retired and not yet disposed of.

10. AVIATION AND TRANSPORTATION SECURITY ACT AND EMERGENCY WARTIME SUPPLEMENTAL APPROPRIATIONS ACT

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

The activities of the TSA are to be funded in part by the application of a $2.50 per passenger enplanement security fee (subject to a maximum of $5.00 per one way trip) and payment by all passenger carriers of a sum not exceeding each carrier’s passenger and baggage screening cost incurred in calendar year 2000. The Security Act imposes new and increased requirements for air carrier employee background checks and additional security training of flight and cabin crew personnel and requires the TSA to deploy Federal air marshals. The Security Act also mandated and the FAA has adopted new rules requiring the strengthening of cockpit doors, some of the costs of which are being reimbursed by the FAA. The Company completed Level One fortification of its cockpit doors on all of its aircraft by November 15, 2001, and completed Level Two fortifications in April 2003. As of September 30, 2003, the Company had received $2.7 million in reimbursements from the FAA for these mandated cockpit door modifications.

On April 16, 2003, Congress passed the Emergency Wartime Supplemental Appropriations Act (“the Act”). The Act makes available approximately $2.3 billion to United States flag air carriers, a portion of which is based on each carrier’s proportional share of the amounts remitted in passenger and carrier security fees by eligible air carriers to the TSA under the Air Transportation Safety and System Stabilization Act (“the Stabilization Act”) which was enacted by Congress on September 22, 2001. In the second quarter of 2003, the Company received and recorded $1.5 million in compensation under the Act. In addition to refunding previously remitted security fees, the Act waived the collection and payment by carriers of any passenger or carrier security fees imposed by the Stabilization Act for the period June 1, 2003 through September 30. 2003. The Act also extended by 24 months the Government’s war risk insurance program which otherwise would have expired on December 31, 2002. The FAA provides war risk insurance to carriers pursuant to the Act through short-term policies, which it extends from time to time. Presently, the Company’s war risk insurance under the Act expires on December 10, 2003. The Company anticipates renewing the insurance through the FAA as long as it is available.

11. AIRCRAFT ACQUISITION AND DEBT

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

12. SUBSEQUENT EVENTS

     Unsolicited Proposal by Mesa Air Group, Inc.

On October 6, 2003, Mesa Air Group, Inc. (“Mesa”) announced an unsolicited expression of interest in acquiring all outstanding shares of the Company’s common stock in an all-stock transaction in which Mesa proposed an exchange ratio of 0.9 shares of Mesa’s common stock for every one share of the Company’s common stock. Mesa’s proposal was subject to a number of conditions, including completion of “satisfactory” due diligence. Simultaneously, Mesa delivered a letter to the Company’s Chief Executive Officer and Board of Directors repeating its proposal to acquire the Company.

On October 15, 2003, Mesa filed a preliminary consent solicitation statement with the Securities and Exchange Commission (“SEC”) in connection with its proposal, pursuant to which Mesa seeks to remove – without cause – the Company’s existing directors and replace them with nominees selected by Mesa.

As of October 23, 2003, Mesa had neither commenced an exchange offer for shares of the Company’s common stock nor delivered a draft merger agreement to the Company’s Board of

Directors. On October 23, 2003, the Company issued a press release announcing that the Company’s Board of Directors had unanimously reaffirmed the Company’s strategy to establish a new, independent low-fare airline and decided not to pursue Mesa’s expression of interest.

On October 23, 2003, in accordance with the Company’s by-laws and Delaware law, the Board set October 23, 2003 as the record date for the determination of stockholders who are entitled to execute, withhold or revoke consents relating to Mesa’s proposals. In addition, on October 23, 2003, the Company received an executed consent dated October 23, 2003 and therefore, under Delaware law, consents must be delivered to the Company on or before December 22, 2003 in order to be effective.

On October 27, 2003, the Company filed suit against Mesa in the United States District Court for the District of Columbia alleging that Mesa has made materially false and misleading statements in, and has omitted material facts from, its preliminary consent solicitation statement in violation of federal securities laws. That action is currently pending.

On October 29, 2003, Mesa filed suit against the Company and the current directors in the Court of Chancery of the State of Delaware seeking declaratory judgments and injunctive relief relating to the Board’s determination of a record date with respect to the Mesa proposals and the commencement of the consent solicitation period. In connection with that action, Mesa has also filed a motion seeking a preliminary injunction enjoining the Company and the directors from, among other things, fixing a record date or declaring that the consent solicitation has commenced until Mesa has provided the notice that Mesa asserts is required by the Company’s by-laws to request that the Board fix a record date for purposes of determining the Company’s stockholders entitled to express consent to Mesa’s proposals. That action is also currently pending.

     Aircraft Acquisition and Debt

In October 2003, the Company purchased and took delivery of two CRJ aircraft from Bombardier. The Company financed 80% of the purchase price of the aircrafts with debt provided by the manufacturer. The promissory notes on each of the aircraft require monthly payments from November 1, 2003 through October 2005, with the remaining principal balance to be paid in October 2005. The variable interest rate for the promissory notes is reset monthly based on the 1-month LIBOR rate plus 2.25%. The remaining 20% due on these two aircraft was provided through non-traditional financing means. There were no outlays of cash by the Company to acquire these two aircraft.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter Operating Statistics

			Increase
Three months ended September 30,	2002	2003	(Decrease)

Revenue passengers carried	1,922,839	2,206,540	14.8%
Revenue passenger miles (“RPMs”) (000’s)	752,873	877,522	16.6%
Available seat miles (“ASMs”) (000’s)	1,106,478	1,190,851	7.6%
Passenger load factor	68.0%	73.7%	5.7 pts
Revenue per ASM (cents)	17.4	18.2	4.6%
Cost per ASM (cents)	16.4	15.4	(6.1)%
Cost per ASM (cents), adjusted[1]	15.8	15.4	(2.5)%
Average passenger segment (miles)	392	398	1.5%
Revenue departures (completed)	72,563	73,687	1.5%
Revenue block hours	103,301	105,925	2.5%
Aircraft utilization (block hours)	8.8	7.9	(10.2)%
Average cost per gallon of fuel (cents)	102.5	107.3	4.7%
Aircraft in service (end of period)	130	146	12.3%
Revenue per departure	$2,649	$2,949	11.3%

1 “Cost per ASM (cents), adjusted” excludes an aircraft early retirement charge of $7.6 million in 2002 and no adjustment in 2003. See “Operating Expenses,” below.

Comparison of three months ended September 30, 2003, to three months ended September 30, 2002.

Results of Operations

     Forward Looking Statements

          This Quarterly Report on Form 10-Q contains forward-looking statements and information that is based on management’s current expectations as of the date of this document. When used herein, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Factors that could cause the Company’s future results to differ materially from the expectations described here include, among others: whether Mesa Air Group, Inc. succeeds in its efforts to take control of the Company through its proposed consent solicitation and to acquire all of the outstanding shares of the Company’s common stock; the costs of reviewing and responding to the unsolicited Mesa proposal, and other impacts of the proposal on the company’s operations; United’s option under bankruptcy rules to assume or reject the existing United Express Agreement; the timing of any disengagement by the Company as a United Express carrier under the United Express Agreement or pursuant to bankruptcy court proceedings and impact on the Company’s ability to operate an independent airline; the ability to successfully implement a transition from United Express service; the ability to effectively implement its low-fare business strategy utilizing a mix of narrowbody aircraft and regional jets; the ability to acquire and obtain financing for the narrowbody aircraft; the ability to compete effectively as a low-cost carrier, including passenger response to its new service, and the response of United or other competitors with respect to service levels and fares in markets to be operated by the Company; the effects of United’s bankruptcy proceedings; the continued financial health of Delta Air Lines, Inc., and the ability and willingness of Delta to continue to deploy the company’s aircraft and to utilize and pay for scheduled service at agreed upon rates; availability and cost of product support for the Company’s 328JET aircraft; unexpected costs arising from the insolvency of Fairchild Dornier; general economic and industry conditions; additional acts of war or terrorism; and risks and uncertainties arising from the events of September 11, any of which may impact the Company, its aircraft manufacturers and its other suppliers in ways that the Company is not currently able to predict. These and other factors are more fully disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ACAI’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

     General

          Net income in the third quarter reported under Generally Accepted Accounting Principles (“GAAP”) was $21.3 million, or $0.47 per share on a diluted basis compared to $8.5 million or $0.19 per share on a diluted basis for the same period last year. The principal reasons for the increase in net income were: the Company recorded a $7.6 million charge for aircraft early retirement costs to income in the third quarter 2002; the agreements on 2003 fee-per-departure rates paid by United Airlines and Delta Air Lines combined with an increase in revenue departures of 1.5%; the elimination/reduction of the Company’s bonus programs; and other cost reduction programs implemented by the Company in 2003.

          During the third quarter 2003 the Company continued to experience a decrease in aircraft utilization primarily as a result of reduced daily scheduling of aircraft by one of its code share partners in response to continued industry-wide over-capacity. The Company ended the third quarter 2003 with 146 aircraft and averaged 7.9 hours per day utilization for the quarter. This compares to ending the third quarter 2002 with 130 aircraft and a utilization average of 8.8 hours per day. The decrease in utilization would be expected to negatively impact the unit cost per available seat mile on a quarter over quarter comparison, however, the Company’s efforts to reduce costs through the elimination/reduction of the Company’s bonus programs and other payroll reductions implemented in second quarter of 2003 has partially offset this anticipated impact. The average number of aircraft in the fleet for the quarter increased 14.0% resulting in increased costs for aircraft rents and depreciation, but ASMs increased only 7.6%, due to decreased utilization and shorter average stage length for the 328JET fleet.

     Operating Revenues

          Passenger revenues increased 13.0% to $217.3 million for the three months ended September 30, 2003 from $192.2 million for the three months ended September 30, 2002. The increase was primarily due to a 1.5% increase in revenue departures and an 11.3% increase in revenue per departure to $2,949 in the third quarter of 2003 from $2,649 in the third quarter of 2002. The increase in revenue per departure is primarily the result of increased fuel costs for which the Company receives reimbursement under its agreements with United and Delta, and increases in 2003 rates with Delta and United which were finalized during the first and third quarters of 2003, respectively.

          Other revenue increased 33.6% to $3.8 million in the third quarter 2003 compared to $2.8 million for the same period last year. This increase is primarily the result of increased revenue from the Company’s ground handling agreements with other airlines.

     Operating Expenses

          A summary of operating expenses, excluding amounts related to the early retirement of aircraft, as a percentage of operating revenues and cost per ASM for the three months ended September 30, 2002, and 2003 is as follows:

	Three Months ended September 30,
	2002		2003

	Percent of	Cost	Percent of	Cost
	Operating	Per ASM	Operating	Per ASM
	Revenues	(cents)	Revenues	(cents)

Salaries and related costs	26.4%	4.6	23.4%	4.4
Aircraft fuel	16.0%	2.8	15.9%	2.9
Aircraft maintenance and materials	10.1%	1.8	9.2%	1.7
Aircraft rentals	14.5%	2.6	14.7%	2.7
Traffic commissions and related fees	2.8%	0.5	2.6%	0.5
Facility rents and landing fees	5.7%	1.0	5.9%	1.1
Depreciation and amortization	2.8%	0.5	3.5%	0.6
Other	11.1%	2.0	7.9%	1.5

Total	89.4%	15.8	83.1%	15.4

          Total operating expenses, as reported under GAAP, increased 0.9% to $183.7 million for the quarter ended September 30, 2003 compared to $182.0 million for the quarter ended September 30, 2002. Total operating expense for the third quarter 2002 included a $7.6 million aircraft early retirement charges recorded in the third quarter of 2002. The 1.5% increase in revenue departures, increased stage length and the increase in the number of average seats per departure resulted in ASMs increasing 7.6% to 1.19 billion in the third quarter 2003 from 1.11 billion in the same period last year. Cost per ASM, as adjusted to exclude the aircraft early retirement charges, decreased 2.5% on a year-over-year basis to 15.4 cents during the third quarter of 2003. Costs per ASM changes that are not primarily attributable to the changes in capacity are as follows:

          The cost per ASM of salaries and related expenses decreased 4.3% to 4.4 cents in the third quarter of 2003 compared to 4.6 cents in the third quarter of 2002 primarily as a result of the elimination of the Company’s employee incentive program and other reductions in payroll costs partially offset by lower aircraft utilization under the Company’s agreements with United.

          The cost per ASM of aircraft fuel increased 3.6% to 2.9 cents in the third quarter of 2003 compared to 2.8 cents in the third quarter of 2002. The increase is primarily a result of the 3.9% increase in the average cost per gallon of fuel to $1.07 in the third quarter of 2003 from $1.03 in the third quarter of 2002.

          The cost per ASM of maintenance decreased 5.6% to 1.7 cents in the third quarter of 2003 compared to 1.8 cents in the third quarter of 2002. Maintenance expense for third quarter 2002 includes a $1.3 million charge related to prior periods recorded in the third quarter of 2002 which is being claimed to be due by a vendor under a power-by-the-hour agreement for certain engine repair work. The Company continues to dispute this claim and has filed for arbitration. In addition, the annual rate increase charged by the Company’s major maintenance vendor for the CRJ’s occurred during the third quarter of 2003 in accordance with the maintenance agreement.

          The cost per ASM of aircraft rentals increased 3.8% to 2.7 cents in the third quarter of 2003 from 2.6 cents in the third quarter of 2002 primarily due to decreases in the Company’s aircraft utilization as evidenced by the 10.0% increase in the number of leased aircraft to 132 in the third quarter of 2003 from 120 in the third quarter of 2002 as compared to the 7.6% growth in ASMs for the same periods.

          The cost per ASM of depreciation and amortization increased 20.0% to 0.6 cents in the third quarter of 2003 from 0.5 cents for the third quarter of 2002. In absolute dollars, depreciation and amortization increased 40.6% to $7.8 million in the third quarter of 2003 from $5.5 million in the third quarter of 2002. The increase is primarily the result of the purchase in the second quarter of six regional jets and the recording of the associated depreciation, accelerated depreciation associated with the anticipated early retirement of J-41 aircraft owned by the Company, depreciation expense related to increased levels of rotable equipment required for regional jets, and increased depreciation related to the replacement of the Company’s computer software systems.

          The cost per ASM of other expense decreased 25.0% to 1.5 cents in the third quarter of 2003 from 2.0 cents for the third quarter of 2002. In absolute dollars, other expenses decreased $4.3 million or 19.7% in the third quarter 2003 as compared to third quarter 2002. The decrease is primarily the result of the reduction in crew training and the related travel expenses and lower insurance costs due to participation in the FAA insurance program.

Other Income (Expense)

          The primary change in other income (expense) relates to the increase in interest expense of 69.4% to $1.8 million in the third quarter of 2003 compared to $1.1 million in the third quarter of 2002. The increase in interest expense relates to the acquisition of six regional jets purchased in the second quarter of 2003 associated with the assumption of $52.4 million in financing provided by the EDC. In addition, interest income decreased by 59.1% to $0.6 million in the third quarter of 2003 compared to $1.4 million in the same period of 2002 as a result of lower investment rates of return.

          The Company’s effective tax rate for federal and state income taxes was 41.0% in the third quarter of 2003. This compares with an effective tax rate for federal and state income taxes of 36.8% for the third quarter of 2002. In the third quarter of 2002, the Company adjusted its 2002 tax rate to an annualized rate of 40% to reflect lower estimates for current year state income tax expense brought about by schedule changes, and, in addition, recorded a credit related to the settlement of an audit of prior year’s state income tax returns in the amount of $166,000.

Nine months Operating Statistics

			Increase
Nine months ended September 30,	2002	2003	(Decrease)

Revenue passengers carried	5,157,965	6,310,481	22.3%
Revenue passenger miles (“RPMs”) (000’s)	2,074,263	2,478,521	19.5%
Available seat miles (“ASMs”) (000’s)	3,229,145	3,426,560	6.1%
Passenger load factor	64.2%	72.3%	8.1 pts
Revenue per ASM (cents)	17.0	18.7	10.0%
Cost per ASM (cents)	15.2	15.6	2.6%
Cost per ASM (cents), adjusted[1]	15.1	16.6	9.9%
Average passenger segment (miles)	402	393	(2.2)%
Revenue departures (completed)	208,119	218,955	5.2%
Revenue block hours	303,178	315,037	3.9%
Aircraft utilization (block hours)	8.9	8.0	(10.1)%
Average cost per gallon of fuel (cents)	93.9	113.0	20.3%
Aircraft in service (end of period)	130	146	12.3%
Revenue per departure	$2,636	$2,921	10.8%

1 “Cost per ASM (cents), adjusted” excludes an aircraft early retirement charge of $2.8 million in 2002 and a reversal of an aircraft early retirement charge of $34.6 million in 2003. See “Operating Expenses,” below.

Comparison of nine months ended September 30, 2003, to nine months ended September 30, 2002.

Results of Operations

     General

          Net income for the first nine months of 2003 was $69.1 million, or $1.52 per share on a diluted basis compared to $40.3 million or $0.87 per share on a diluted basis for the same period last year. The principal reasons for the increase in net income were that the Company recorded a $34.6 million credit to income to reverse a portion of the retirement charge it recorded for J-41 aircraft in 2001 and 2002, the agreements on 2003 fee-per-departure rates paid by United Airlines and Delta Air Lines, and the elimination/reduction of the Company’s bonus programs and other cost reduction programs implemented by the Company in 2003.

          For the nine months ending September 30, 2003 the Company’s average daily aircraft utilization was 8.0 hours as compared to 8.9 hours for the nine month period ended September 30, 2002 as a result of severe winter weather during the first quarter, aircraft out of service due to damage, and reduced daily scheduling of aircraft by its code share partners. The decrease in utilization negatively impacted the unit cost per available seat mile on a period over period basis. The Company has been able to reduce the impact of the decrease in utilization with the elimination of the Company’s incentive program and other reductions in payroll costs. The average number of aircraft in the fleet for the nine months ending September 30, 2003 increased by 14.6% resulting in increased costs for aircraft rents and depreciation, but ASMs increased only 6.1%.

     Operating Revenues

          Passenger revenues increased 16.6% to $639.6 million for the nine months ended September 30, 2003 from $548.5 million for the nine months ended September 30, 2002. The increase was primarily due to a 5.2% increase in revenue departures, and a 10.8% increase in revenue per departure to $2,921 in the first nine months of 2003 from $2,636 in the first nine months of 2002. The increase in revenue per departure is the result of increased fuel costs for which the Company receives reimbursement under its agreements with United and Delta, and increases in 2003 rates with United and Delta which were finalized during the third and first quarter of 2003, respectively.

          Other revenue increased 66.5% to $12.8 million in the first nine months of 2003 compared to $7.7 million for the same period last year. This increase is the result of increased revenue from the Company’s ground handling agreements with other airlines and increased charter revenue from the Company’s Private Shuttle operation in the first quarter of 2003. In March 2003, the Company decided to continue to service its existing clients but to de-emphasize the solicitation of new charter business due to uncertainties caused by the bankruptcy of the 328JET manufacturer, and subsequently made some of these charter assets available to support its code share operations.

     Operating Expenses

          A summary of operating expenses, excluding the amounts related to the aircraft early retirement charge, as a percentage of operating revenues and cost per ASM for the nine months ended September 30, 2002 and 2003, is as follows:

	Nine months ended September 30,
	2002		2003

	Percent of	Cost	Percent of	Cost
	Operating	Per ASM	Operating	Per ASM
	Revenues	(cents)	Revenues	(cents)

Salaries and related costs	26.3%	4.5	24.7%	4.7
Aircraft fuel	14.9%	2.6	16.5%	3.2
Aircraft maintenance and materials	9.6%	1.7	9.6%	1.8
Aircraft rentals	14.8%	2.5	14.8%	2.8
Traffic commissions and related fees	2.8%	0.5	2.7%	0.5
Facility rents and landing fees	5.9%	1.0	5.8%	1.1
Depreciation and amortization	2.7%	0.5	3.2%	0.6
Other	10.7%	1.8	9.8%	1.9

Total	87.7%	15.1	87.1%	16.6

          Total operating expenses, as reported under GAAP, increased 8.8% to $533.9 million for the nine months ended September 30, 2003 compared to $490.8 million for the nine months ended September 30, 2002. The Company also reports operating expenses excluding the reversal of aircraft early retirement charges of $34.6 million for the nine months of 2003 and aircraft early retirement charges of $2.8 million for the nine months of 2002. Management views these amounts, which resulted from delays in the Company’s retirement schedule for its J-41 aircraft, as not indicative of current period operations. Under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which the Company adopted on January 1, 2003, the Company will now record costs associated with such individual early retired aircraft in the month the aircraft is actually retired. Total operating expenses, excluding the amounts related to the aircraft early retirement charges, increased 16.5% to $568.5 million for the nine months ended September 30, 2003 compared to $488.0 million for the nine months ended September 30, 2002 primarily due to the 5.2% increase in revenue departures, the increase in the Company’s aircraft fleet and higher fuel costs. ASMs increased 6.1% to 3.4 billion in the nine months ending September 30, 2003 from 3.2 billion in the nine months ending September 30, 2002. As a result, cost per ASM, as adjusted to exclude amounts related to aircraft early retirement charges, increased 9.9% on a year-over-year basis to 16.6 cents during the nine months ended September 30, 2003. Cost per ASM changes that are not primarily attributable to the changes in capacity are as follows:

          Salaries and related costs per ASM increased 4.4% to 4.7 cents in the first nine months of 2003 compared to 4.5 cents for the first nine months of 2002 primarily as a result of lower aircraft utilization under the Company’s agreements with United, partially offset by the reduction of payments under the Company’s employee incentive programs, and other reductions in payroll costs.

          The cost per ASM of aircraft fuel increased 23.1% to 3.2 cents in the first nine months of 2003 compared to 2.6 cents in the first nine months of 2002. The increase is primarily the result of the 20.3% increase in the average cost per gallon of fuel to $1.13 in the first nine months of 2003 from $0.94 in the first nine months of 2002.

          The cost per ASM of maintenance increased 5.9% to 1.8 cents in the first nine months of 2003 from 1.7 cents in the first nine months of 2002 due primarily to increased maintenance costs on the Company’s fleet of 328JETs arising from the Fairchild-Dornier insolvency and lower aircraft utilization. In addition, the annual rate increase charged by the Company’s major maintenance vendor for the CRJ’s occurred during the third quarter in accordance with the maintenance agreement.

          The cost per ASM of aircraft rentals increased 12.0% to 2.8 cents in the first nine months of 2003 from 2.5 cents in the first nine months of 2002 primarily due to decreases in the Company’s aircraft utilization as evidenced by the 10.0% increase in the number of leased aircraft to 132 in the first nine months of 2003 from 120 in the first nine months of 2002 as compared to the 6.1% growth in ASMs for the same periods.

          The cost per ASM of facility rents and landing fees increased 10.0% to 1.1 cents in the first nine months of 2003 from 1.0 cents in the first nine months of 2002 primarily due to higher landing fees and rents imposed by airports to recover costs in the aftermath of the events of September 11, and non-signatory landing fee rates imposed by some airports as a result of United filing for Chapter 11 bankruptcy protection.

          The cost per ASM of depreciation and amortization increased 20.0% to 0.6 cents in the first nine months of 2003 from 0.5 cents for the first nine months of 2002. In absolute dollars, depreciation and amortization increased 38.7% to $20.9 million in the first nine months of 2003 from $15.1 million in the first nine months of 2002. The increase is primarily a result of the purchase in the second quarter of six regional jets and the recording of the associated depreciation, accelerated depreciation associated with the anticipated early retirement of J-41 aircraft owned by the Company, depreciation expense related to increased levels of rotable equipment required for regional jets, and increased depreciation related to the replacement of the Company’s computer software systems.

          The cost per ASM of other operating expenses increased 5.6% to 1.9 cents in the first nine months of 2003 from 1.8 cents in the first nine months of 2002. In absolute dollars, other operating expenses increased 7.6% to $64.0 million in the first nine months of 2003 from $59.4 million in the first nine months of 2002. The increased costs in 2003 were primarily the result of unfavorable weather conditions, a $1.0 million payment to Delta to remove contractual restrictions on the use of the Company’s ACJet subsidiary and its operating certificate, increases in property taxes, and increased legal costs related to the Fairchild and United bankruptcies.

     Other Income (Expense)

          In the first nine months of 2003, the Company recorded the following items in other income: $1.5 million in income related to government compensation under the Emergency Wartime Supplemental Appropriations Act, and $0.8 million of expense to write-off capitalized interest costs related to CRJ aircraft that were to be delivered in 2004 and 2005. In the first nine months of 2002, the Company recorded the following items in other income: $0.9 million in income related to government compensation under the Air Transportation Safety and System Stabilization Act; $1.1 million of expense to write-off capitalized interest costs related to 328JET aircraft that were on order; and $0.6 million of income to write-off a deferred credit from a settlement payment made by Fairchild Dornier related to a turboprop retirement.

          The Company’s effective tax rate for federal and state income taxes was 41.0% for the nine months ended September 30, 2003, and 39.8% for the nine months ended September 30, 2002.

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

          On July 28, 2003 the Company announced that it anticipates that its longstanding relationship with United Airlines will end, and that it plans to utilize its assets to establish a new, independent low-fare airline to be based at Washington Dulles International Airport. The Company intends to offer scheduled service to the traveling public using a fleet of narrowbody and regional jet aircraft, a low and simple fare structure, a young, all-jet fleet and the convenience of frequent flights through an eight-bank schedule. The Company intends to launch an all-encompassing branding and marketing campaign targeting technology savvy, self-service travelers, and emphasizing superior customer service.

          The Company expects to initially acquire between 20 and 40 narrow body aircraft, with the first delivery expected in the second or third quarter of 2004, to serve large and long-haul markets from Washington Dulles Airport. In addition, the Company will use its regional jet fleet to offer frequent service primarily to short haul markets from Washington Dulles International Airport at fares that are below those currently offered by major airlines serving the same routes. The Company expects its combined fleet will offer roughly 350 daily departures at Dulles, making it approximately the fifteenth largest hub operation by a single carrier in the US on the basis of daily departures. The Company intends to operate its narrow body aircraft in larger, long haul markets in which the Company will seek to take advantage of the low cost per seat mile of these aircraft, and will operate its regional jet aircraft in short haul markets with additional frequencies that will take advantage of the lower per-trip cost of this aircraft relative to larger aircraft.

          The Company has reached an agreement on a revised contract with the Air Line Pilots Association (ALPA). The agreement has been fully ratified and will go into effect as the Company achieves certain milestones in the implementation of its low-fare airline strategy. The agreement establishes pay rates and work rules for pilots operating narrow-body jets that the Company believes are competitive with those in place at other low-fare carriers and includes terms that are designed to decrease costs and increase productivity in the operation of the Company’s 50-seat regional jets. The Company believes that this agreement will provide it with competitive pilot costs and therefore allow it to compete with other carriers in the low-fare market. The Company had previously finalized a separate agreement with ALPA on pay reductions and work rule changes that were contingent on reaching an agreement with United to continue operation as a fee-per-departure carrier in the United Express system. If the conditions for either agreement to become effective are not satisfied, the ALPA agreement that is currently in place with the Company’s pilots will continue to be applicable.

          The Company is continuing to develop and implement its plans for an independent low fare operation. The Company is preparing to announce its brand, aircraft livery, trademarks, and website. The Company is also taking steps to re-establish its scheduling, pricing, and yield management functions, which it performed prior to December 2000, and to establish for the first time its sales and distribution, reservations, and ticketing functions.

          The Company’s commencement of service as an independent airline depends, among other things on the terms and timing of its disengagement as a United Express carrier, which cannot be projected at this time. The Company and United have agreed upon a plan to transition six cities, including Chicago O’Hare, from ACA employed ground workers to workers employed by other United Express carriers. This action results only in a change in the United Express carrier that is responsible for staffing the ground operations at the affected stations, and the Company continues to operate its United Express service to those cities. United has the option under U.S. bankruptcy rules to either assume the existing United Express Agreement by agreeing to honor all terms in full or to reject the agreement. The Company’s plan to operate as an independent low-fare airline is based on its expectation that United will reject the United Express Agreement at the time of or prior to emerging from bankruptcy. Until such time, the Company intends to continue to fulfill its obligations under the present United Express Agreement. The Company anticipates that there could be an interruption in its services during a transition period, the length of which is dependent on several factors including when its aircraft exit the United Express program.

          The Company possesses all of the DOT and FAA authority necessary to conduct its current operations. In order to operate as an independent carrier the Company will require the DOT to determine that it continues to be fit to conduct such independent flight operations and to do so with larger aircraft than those it has operated in the past. In addition, when the Company acquires larger aircraft it will require the approval of the FAA to operate and maintain such aircraft. FAA approval would be based on a determination that the Company has adequate training, maintenance and operating procedures necessary to conduct larger aircraft operations. The Company believes it will be able to obtain all necessary DOT and FAA determinations and approvals in connection with the conduct of its independent operations.

          As an independent airline, the Company will be competing in a U.S. airline industry that continues to experience depressed demand and reductions in passenger yields, high insurance costs, high fuel costs, changing and increased government regulations and tightened credit markets as evidenced by higher credit spreads and reduced capacity. These factors are directly affecting the operations and financial condition of participants in the industry including the Company, its current code share partners, and aircraft manufacturers. In addition, the Company’s business strategy to compete as a low-fare airline may place it in competition with other carriers which have established routes, greater financial resources and/or lower unit costs than the Company. In addition to traditional low-fare competition, aggressive cost-cutting by major airlines, including United’s and USAirways’ actions in bankruptcy, have reduced the gap between trip costs for the major airlines’ smallest jets relative to regional jets. Delta has launched, and United and Virgin have announced their intentions to launch, low-fare service in certain markets. Moreover, the ongoing losses incurred by the industry continue to raise substantial risks and uncertainties. These risks may impact the Company, its code share partners, and aircraft manufacturers in ways that the Company is not currently able to predict.

          Subsequent to the Company’s July 28 announcement, Delta Airlines informed the Company that the operation by the Company of jets with more than 70 seats would be in conflict with Delta’s pilot agreement (although the Company’s Delta Connection Agreement does not prohibit this activity) and with its business plan for Delta Connection partners. Delta has indicated that under these circumstances it may seek alternatives to the services provided by the Company. Delta has the right under the Delta Connection Agreement with the Company to terminate the agreement at any time without cause by providing 180 days notice to the Company, in which case the Company has the right to require Delta to purchase and assume the leases on all or some of the aircraft used in the Company’s Delta Connection operations. The Company anticipates that if Delta chooses to exercise its early termination right, the Company will benefit from fleet simplification and from the ability to focus on its low-cost business model, and that it will be able to work with Delta to provide a smooth transition for its customers.

          On October 6, 2003, Mesa Air Group, Inc. (“Mesa”) announced an unsolicited expression of interest in acquiring all outstanding shares of the Company’s common stock in an all-stock transaction in which Mesa proposed an exchange ratio of 0.9 shares of Mesa’s common stock for every one share of the Company’s common stock. Mesa’s proposal was subject to a number of conditions, including completion of “satisfactory” due diligence. Simultaneously, Mesa delivered a letter to the Company’s Chief Executive Officer and Board of Directors repeating its proposal to acquire the Company.

          On October 15, 2003, Mesa filed a preliminary consent solicitation statement with the Securities and Exchange Commission (“SEC”) in connection with its proposal, pursuant to which Mesa seeks to remove – without cause – the Company’s existing directors and replace them with nominees selected by Mesa.

          As of October 23, 2003, Mesa had neither commenced an exchange offer for shares of the Company’s common stock nor delivered a draft merger agreement to the Company’s Board of Directors. On October 23, 2003, the Company issued a press release announcing that the Company’s Board of Directors had unanimously reaffirmed the Company’s strategy to establish a new, independent low-fare airline and decided not to pursue Mesa’s expression of interest.

          On October 23, 2003, in accordance with the Company’s by-laws and Delaware law, the Board set October 23, 2003 as the record date for the determination of stockholders who are entitled to execute, withhold or revoke consents relating to Mesa’s proposals. In addition, on October 23, 2003, the Company received an executed consent dated October 23, 2003 and therefore, under Delaware law, consents must be delivered to the Company on or before December 22, 2003 in order to be effective.

          On October 27, 2003, the Company filed suit against Mesa in the United States District Court for the District of Columbia alleging that Mesa has made materially false and misleading statements in, and has omitted material facts from, its preliminary consent solicitation statement in violation of federal securities laws. That action is currently pending.

          On October 29, 2003, Mesa filed suit against the Company and the current directors in the Court of Chancery of the State of Delaware seeking declaratory judgments and injunctive relief relating to the Board’s determination of a record date with respect to the Mesa proposals and the commencement of the consent solicitation period. In connection with that action, Mesa has also filed a motion seeking a preliminary injunction enjoining the Company and the directors from, among other things, fixing a record date or declaring that the consent solicitation has commenced until Mesa has provided the notice that Mesa asserts is required by the Company’s by-laws to request that the Board fix a record date for purposes of determining the Company’s stockholders entitled to express consent to Mesa’s proposals. That action is also currently pending.

          As the Company continues to move forward with its plans to operate as an independent airline, various parties, including United, have expressed an interest in conducting business with the Company under various possible arrangements. The Company continues to explore possible arrangements, although at this time it believes that it will implement its plans as previously announced.

          The Company’s costs to operate its current fleet of 33 328JETs increased in 2002 and 2003, and may continue to increase in the future due to costs incurred for maintenance repairs that otherwise would have been covered by the manufacturer’s warranty and due to the limited availability and higher cost of spare parts. During the third quarter of 2003, the Company was notified by Pratt and Whitney, manufacturer of its 328JET engines, that the time between testing and repair of the engines is being significantly reduced as a result of its assessments of the engine turbine blades, which may affect the availability of the Company’s 328Jets for its Delta Connection operations.

          During the second quarter of 2003, the Company entered into an agreement with Bombardier to amend its aircraft purchase agreement. Under the revised agreement, the Company took delivery of six CRJs in May 2003 and two CRJs in October 2003. Under the agreement, the Company has future commitments for six CRJs to be delivered in late 2004 and an additional 28 CRJs to be delivered in 2005. These post-2003 commitments are subject to certain conditions which, unless waived by the Company, would not be satisfied if the Company is pursuing its plan to operate as a low-fare airline. In the event these conditions are not met and not waived by April 2005, deposits and progress payments for any then undelivered aircraft would be first used to repay any outstanding debt on the two CRJs delivered in October 2003 with any remaining balance converted into credit memoranda for the purchase of other aircraft, goods and services from Bombardier. Currently, the Company has $38.8 million on deposit with Bombardier for aircraft orders and has outstanding debt owed to Bombardier, resulting from the financing of the two CRJs delivered in October 2003, of $30.7 million.

          Due to delays as a result of uncertainty over the Company’s contractual relationship with United, the Company has delayed the retirement schedule of its J-41 turboprop aircraft. As such, in the second quarter 2003, the Company reversed $34.6 million in pretax early aircraft retirement charges that had been recorded in prior periods. The Company has retired three J-41s through September 30, 2003. Under FASB Statement No. 146, which the Company adopted effective January 1, 2003, the Company will now recognize an early aircraft retirement charge as each remaining 23 leased J-41 aircraft is retired from its fleet. The Company currently anticipates that three J-41’s will be early retired during the fourth quarter of 2003 with the remaining J-41’s to be early retired by the end of 2004. The Company does not plan to operate the J-41s as part of its independent airline operation. The Company estimates that it will expense approximately $60 million (pre-tax) relating to the remaining 23 leased J-41s as they are retired. The remaining five owned J-41s and all of the Company’s associated spare parts inventories are being depreciated over their estimated remaining service in the United Express program. The Company plans to actively remarket the J-41s through leasing, subleasing or outright sale of the aircraft. Any sales arrangements involving leased aircraft may require the Company to make payments to the lessor to cover shortfalls between sale prices and lease stipulated loss values.

Liquidity and Capital Resources

          As of September 30, 2003, the Company had cash, cash equivalents and short-term investments of $225.6 million and working capital of $251.4 million compared to $242.6 million and $197.6 million, respectively, as of December 31, 2002. The Company has an additional $14.8 million of cash as of September 30, 2003 that is restricted under the terms of a letter of credit agreement with Wachovia. During the first nine months of 2003, cash and cash equivalents decreased by $15.3 million, reflecting net cash provided by operating activities of $15.3 million, net cash used in investing activities of $87.3 million and net cash provided by financing activities of $56.6 million. The net cash provided by operating activities is impacted by a $50.5 million increase in prepaid expenses resulting from the Company’s scheduled, semi-annual aircraft lease payments and an increase of $12.3 million for accounts receivable.

Capital Commitments

          The Company’s business is capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft. The Company has funded the acquisition of the majority of its aircraft by entering into off-balance sheet financing arrangements known as leveraged leases, in which third parties provide equity and debt financing to purchase the aircraft and simultaneously enter into long-term agreements to lease the aircraft to the Company. On May 29, 2003 the Company purchased and took delivery of six CRJ aircraft from Bombardier. The Company financed 80% of the purchase price of four of the aircraft with debt provided by Export Development Canada (“EDC”). See the discussion above in the “Recent Developments and Outlook” section with respect to the Company’s present considerations regarding aircraft purchase commitments, and Note 11 of Notes to Condensed Consolidated Financial Statements for further discussion related to the recent purchase and financing of aircraft. The Company often enters into long-term lease commitments to ensure access to terminal, cargo, maintenance and other similar facilities. The table below sets forth information on the Company’s future capital commitments as of September 30, 2003.

	2003

(In millions)	Oct-Dec	2004	2005	2006	2007	Thereafter	Total

Long term debt	$2.6	$7.6	$8.6	$8.7	$8.4	$79.2	$115.1
Capital lease obligations	0.4	0.8	—	—	—	—	1.2
Guaranteed simulator usage commitments	0.4	1.4	1.2	1.2	1.2	3.7	9.1
Operating lease commitments	6.4	155.9	156.0	153.4	146.2	1,173.6	1,791.5
Aircraft purchase commitments*	40.0	120.0	560.0	—	—	—	720.0

Total contractual capital commitments	$49.8	$285.7	$725.8	$163.3	$155.8	$1,256.5	$2,636.9

     * As discussed above, the Company’s aircraft purchase commitments for 2004 and 2005 are contingent on conditions which, unless waived by the Company, would not be satisfied if the Company is pursuing its plan to operate as a low-fare airline.

Other Financing

          On September 28, 2001, the Company entered into an asset-based lending agreement with Wachovia Bank, N.A. (“Wachovia”) that initially provided the Company with a line of credit for up to $25.0 million. Under the terms of the line of credit, it was necessary for the Company to request a covenant waiver as a result of the Chapter 11 bankruptcy filing by United Airlines. In order to obtain this waiver, the Company agreed to reduce the size of the line of credit to $17.5 million and to revise certain covenants. On July 31, 2003, the Company entered into a new agreement with Wachovia which replaced the line of credit. This new agreement, which has no expiration date, provides for the issuance of letters of credit, and is collateralized by certificates of deposit. Under this agreement, the Company has $14.8 million on deposit with Wachovia as collateral for letters of credit issued on behalf of the Company. The amounts on deposit with Wachovia are shown as restricted cash on the Company’s balance sheet as of September 30, 2003.

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

The Company’s collective bargaining agreement with Aircraft Mechanics Fraternal Association (“AMFA”), which was ratified in June 1998, became amendable in June 2002, and its collective bargaining agreement with the Association of Flight Attendants (“AFA”), which was ratified in October 1998, became amendable in October 2002. The Company is engaged in negotiations with AMFA and AFA regarding new agreements. The Company and AMFA have agreed to apply jointly with the National Mediation Board for its mediation services to assist with the negotiations. This is a typical step in airline collective bargaining, and it is expected that the NMB will shortly appoint a mediator to the negotiations. The mediator has no authority to compel either party to agree to contractual terms; rather, his or her role is to assist the parties in finding mutually acceptable resolutions to the outstanding issues. There is no set timetable for how long the parties will remain in mediation.

          The Company is a party to a maintenance agreement with Air Canada covering maintenance, repair and overhaul services for airframe components on its CRJ aircraft, and to a five-year agreement with Air Canada covering the scheduled airframe C-check overhaul of its CRJ aircraft. Both agreements provide that either party may cancel the agreements without cause on nine months’ notice. On April 1, 2003, Air Canada announced that it had filed for protection under Canada’s Companies’ Creditors Arrangement Act (CCAA) in order to facilitate its operational, commercial, financial and corporate restructuring. Air Canada is continuing to provide services to the Company under these agreements.

     Aircraft

          As of September 30, 2003, the Company had firm orders for 36 Bombardier CRJ200s (“CRJs”) in addition to the 85 previously delivered, and options for 80 additional CRJs. Due to the United bankruptcy, the effect of the war with Iraq, and the state of the financing markets, the Company entered into an agreement with Bombardier during the second quarter of 2003 regarding financing and aircraft delivery schedules. Under the revised agreement, the Company took delivery of six CRJs in May 2003 and committed to accept two additional CRJs which were delivered in October 2003. The Company also has future commitments for six CRJs to be delivered in late 2004 and 28 CRJs to be delivered in 2005. These post-2003 commitments are subject to certain conditions which, unless waived by the Company, would not be satisfied if the Company is pursuing its plan to operate as a low-fare airline. In the event these conditions are not met and not waived by the Company by April 2005, deposits and progress payments for any then undelivered aircraft would be first used to repay any outstanding debt on the two CRJs delivered in October 2003 with any remaining balance converted into credit memoranda for the purchase of other aircraft, goods and services from Bombardier. Currently, the Company has $38.8 million on deposit with Bombardier for aircraft orders and has outstanding debt owed to Bombardier, resulting from the financing of the two CRJs delivered in October 2003, of $30.7 million.

          See the Recent Developments and Outlook section above with respect to the Company’s present considerations regarding future deliveries.

     Capital Equipment and Debt Service

          Capital expenditures for the first nine months of 2003 were $74.7 million, compared to $28.0 million for the same period in 2002. Capital expenditures for 2003 consisted primarily of the purchase of six CRJ aircraft, four of which were 80% debt financed by Export Development Canada (“EDC”) with the remaining amounts being funded through non-traditional financing. Other capital expenditures included improvements to aircraft and purchases of spare parts and office equipment.

          For the remainder of 2003, excluding aircraft, the Company anticipates spending approximately $4.2 million for rotable spare parts related to the regional jets, ground service equipment, facilities, computers and software.

          In October 2003, the Company purchased and took delivery of two CRJ aircraft from Bombardier. The Company financed 80% of the purchase price of the aircrafts with debt provided by the manufacturer. The promissory notes on each of the aircraft require monthly payments from November 1, 2003 through October 2005, with the remaining principal balance to be paid in October 2005. The variable interest rate for the promissory notes is reset monthly based on the 1-month LIBOR rate plus 2.25%. The remaining 20% due on these two aircraft was provided through non-traditional financing means. There were no outlays of cash by the Company to acquire these two aircraft.

          Debt service including capital leases for the nine months ended September 30, 2003 was $4.5 million compared to $4.3 million in the same period of 2002.

          The Company’s plan to launch an independent, low-fare airline will require significant capital commitments to establish the infrastructure required for operations, to establish station operations at locations not currently handled by the Company, to brand and market the new operations, to acquire and finance additional aircraft, and to fund the Company’s operations during any interruption of service and following the commencement of service after it exits the United Express program. The Company expects to expend and commit significant amounts in the fourth quarter as it takes steps to implement this business plan. The amount and timing of further expenditures will depend upon the terms and timing of its disengagement as a United Express carrier, which can not be projected at this time. The Company believes that it has and will have adequate financial resources to meet its anticipated operating cash needs for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company will evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, finance or refinance its assets, and/or restructure its obligations for strategic reasons or to further strengthen its financial position.

          The Company believes that its cash balances and cash flow from operations together with operating lease financing and other available equipment financing will be sufficient to enable the Company to meet its working capital needs, expected operating lease financing commitments, other capital expenditures, and debt service requirements for at least the next 12 months. However, the Company’s industry environment is highly uncertain and volatile at this time. Future events could affect the industry or the Company in ways that are not presently anticipated that could adversely affect the Company’s liquidity.

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

          In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, (“FIN 46”) “Consolidation of Variable Interest Entities,” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This interpretation requires an existing unconsolidated variable interest entity to be consolidated by their primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. FIN 46 is effective immediately for any interests in VIEs acquired after January 31, 2003. In October 2003, the Financial Accounting Standards Board agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. This deferral is to allow time for certain implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities to the period ended December 31, 2003 for calendar year end companies. The Company is continuing to evaluate the impact that the adoption of FIN 46 will have on its financial statements.

          In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 as of July 1, 2003. Adoption of this statement had no material impact to the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          The Company’s principal market risk arises from changes in interest rates. The Company’s exposure to market risk associated with changes in interest rates relates to the Company’s commitment to acquire regional jets. From time to time the Company has entered into put and call contracts designed to limit the Company’s exposure to interest rate changes until permanent financing is secured upon delivery of the regional jet aircraft. As of September 30, 2003, the Company had no open hedge transactions.

Item 4. Controls and Procedures

          As of September 30, 2003 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a -14 and 13a – 15. Disclosure controls and procedures include controls and other procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee, that it will succeed in its stated objectives. Based upon the foregoing evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC reports. In addition, during the period covered by this quarterly report, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          In the third quarter of 2003, the Company settled a dispute with Fairchild’s wholly owned U.S. subsidiary, Dornier Aviation of North America (“DANA”) that was pending in the United States Bankruptcy Court for the Eastern District of Virginia (Civil Action No. 02-08181-SSM). At the time of Fairchild’s insolvency, the Company had outstanding invoices due to Fairchild and/or Fairchild related entities for various spare parts purchases. The Company believed it had the right to offset these and other amounts claimed by Fairchild against obligations due from Fairchild that will not be fulfilled as a result of the insolvency. DANA disputed this right of offset and in September 2002 filed suit seeking to recover payments for certain spare parts, late payment charges, and consignment inventory carrying charges. In May 2003 the Court granted DANA’s partial motion for summary judgment with respect to the portion of the invoices, totaling approximately $4.2 million, that were issued pursuant to a consignment agreement between the Company and DANA. Under the settlement, the Company paid DANA $5.7 million in full satisfaction of all claims from DANA.

          On October 14, 2003, the Company commenced arbitration proceedings against GE Engine Services, Inc. (“GE”). In the proceeding, the Company seeks a ruling by an arbitrator that it has the right to remove any or all engines from the scope of an engine services agreement with GE governing the scheduled and unscheduled repair of ACA’s CRJ jet engines. The Company anticipates that GE will request that the arbitration also address the issue of whether GE is owed certain amounts it claims it is owed pursuant to the agreement. The parties are presently negotiating whether an agreement can be reached outside of arbitration, as provided by the agreement. The Company believes that it has adequately reserved for GE’s counterclaim in the event that an arbitrator rules in favor of GE’s counterclaim. If the arbitrator were to rule against the Company’s interpretation of the agreement, covered engines will remain subject to the agreement for the balance of the term of the agreement.

          The Company has been named in several lawsuits arising from the terrorist activities of September 11, 2001. These actions were commenced by or on behalf of individuals who were injured or killed as a result of the hijackings of the four flights. These actions seek compensatory and punitive damages. However, pursuant to the Air Transportation Safety And System Stabilization Act, the Company’s liability for these claims is limited to the Company’s liability insurance. In each case, the plaintiffs have named the airlines operating at the airports from which the flights originated, including the Company, under the theory that all of the airlines are jointly responsible for the alleged security breaches by the airport security contractor. The court recently denied the motion of American Airlines and other defendants, including the Company, seeking dismissal of all ground victim claims on the basis that the airline defendants do not owe a duty as a matter of law to individuals injured or killed on the ground. The Company anticipates that it will raise other defenses including its assertion that it is not responsible for the incidents as it had no control over the security checkpoints through which the hijackers allegedly gained access to the hijacked aircraft. Numerous lawsuits alleging this claim were filed during the third quarter of 2003 as a result of the pending tolling of the applicable statute of limitations, and a total of 74 against the Company are known to be pending. Of the 74 complaints, 17 are active, as the claimants have formally opted out of the Victim Compensation Fund. The remaining 57 claimants have until mid-March 2004 to make such an election or not. The Company anticipates that other similar lawsuits could be filed on behalf of other victims.

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

          The insurance held by Legion on the Company’s policy was fully covered by reinsurance, which means that other carriers are contractually obligated to cover all claims that are direct obligations of Legion. It is additionally believed that a “cut-through” provision exists that causes funds to pass directly from the reinsurers to the Company in situations such as the rehabilitation or insolvency of a primary insurer. Other companies, including American Airlines, Inc. (“American”), have similar policy provisions. American intervened in the Legion rehabilitation and moved to have the cut-through provisions enforced. However, other creditors of Legion and the Pennsylvania Insurance Commissioner maintained that the funds should apply to Legion’s other obligations. On June 26, 2003, the Pennsylvania Commonwealth Court ruled in American’s favor and entered an order enforcing the cut-through provisions. The Court then provided an avenue by which similarly situated companies could intervene to seek their own reinsurance funds. The Company filed a motion to intervene which is currently pending. After the Court denied related post-judgment motions that sought to overturn the judgment, the Pennsylvania Insurance Commissioner and others appealed. The Pennsylvania Supreme Court has now stayed the enforcement of that judgment while it considers the appeals. If upheld on appeal, the ruling should enforce the Company’s cut-through provisions, resulting in coverage for all Legion exposure. However, if the ruling is overturned on appeal, the Company will be underinsured for these claims at the percentages set forth above. This underinsurance would include the September 11 related lawsuits described above and any other similar lawsuits that are brought against the Company. The Company has accrued reserves for its likely exposure on claims known to date. No reserves have been accrued for the September 11 related claims.

          On October 27, 2003, the Company filed suit against Mesa in the United States District Court for the District of Columbia. The Company’s complaint alleges that Mesa has made materially false and misleading statements in, and has omitted material facts from, its preliminary consent solicitation statement in violation of Sections 14(a) and 14(e) of the Exchange Act and Securities and Exchange Commission Rule 14a-9. The Company seeks, among other things, a declaratory judgment that Mesa’s statements and disclosures in connection with its proposed consent solicitation and potential exchange offer, including, but not limited to, its consent statement: (a) contain material misstatements and omissions in violation of Section 14(a) of the Exchange Act and Commission Rule 14a-9; and (b) represent fraudulent, deceptive or manipulative acts on the part of Mesa in violation of Section 14(e) of the Exchange Act. The Company also seeks an injunction requiring Mesa to correct its material misstatements and omissions publicly, preventing Mesa from disseminating its false and misleading consent statement to the Company’s stockholders, preventing Mesa from making any additional material misstatements or omissions and preventing Mesa from proceeding with its consent solicitation and/or making an offer to acquire control of the Company. On November 3, 2003, the Company filed motions for preliminary injunction and expedited discovery with respect to its claims. The Company requested that the court enter a preliminarily injunction that would require Mesa to, among other things, refrain from making any further solicitations to the Company’s stockholders until it has filed a revised consent solicitation statement that does not contain material misstatements or omissions and refrain from making any additional materially misleading public statements in violation of the federal securities laws. On November 7, 2003 Mesa filed a brief in opposition to the Company’s motion for preliminary injunction and expedited discovery and a motion to dismiss the Company’s complaint. On November 10, 2003, the Company filed a brief in further support for its motion for preliminary injunction and expedited discovery and in opposition to Mesa’s motion to dismiss. All motions are currently pending before the court.

          On October 29, 2003, Mesa filed suit against the Company and its directors in the Court of Chancery of the State of Delaware seeking, among other things, an order: (a) declaring the October 23, 2003 record date set by the Board for Mesa’s consent solicitation is invalid; (b) declaring that the consent solicitation has not yet commenced; and (c) enjoining the Company and the directors from fixing a record date or declaring that the consent solicitation has commenced until Mesa has provided a notice that Mesa asserts is required by the Company’s by-laws to request that the Board fix a record date for purposes of determining the Company’s stockholders entitled to express consent to Mesa’s proposals. Mesa has also filed a motion seeking a preliminary injunction enjoining the Company and the directors from, among other things, fixing a record date or declaring that the consent solicitation has commenced until Mesa has provided the notice required by the Company’s by-laws to request that the Board fix a record date for purposes of determining the Company’s stockholders entitled to express consent to Mesa’s proposals. On November 3, 2003, the court entered an order granting expedited discovery relating to this action and discovery currently is ongoing. A hearing on Mesa’s motion for preliminary injunction is scheduled for December 3, 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Recent Developments and Outlook” above for a description of Mesa’s expression of interest in acquiring the Company and the Company’s actions regarding the Mesa proposal.

          The FAA has made the Company aware that it has reviewed and is seeking assurances with respect to certain Company maintenance program time tracking practices. In connection, the FAA previously informed the Company that it needed to satisfy the FAA’s concerns prior to adding additional aircraft to its operations. The Company has responded to the issues raised by the FAA and satisfied its concerns to the extent that the FAA permitted the Company to add two new CRJ aircraft to its operations effective October 28, 2003. The Company continues to work closely with the FAA and believes that it will be able to continue to assure the FAA that its maintenance tracking practices meet and exceed FAA requirements, without any interruption in its business plans. However, the FAA could seek to impose a civil penalty in connection with this matter.

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

     ITEM 4. Submission of Matters to a Vote of Security Holders.

          None to report.

     ITEM 5. Other Information.

          None to report.

     ITEM 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits

Exhibit
Number	Description of Exhibit

31.1 (note 1)	Certification pursuant to Section 302 and 906 by the Company’s chief executive officer.
31.2 (note 1)	Certification pursuant to Section 302 and 906 by the Company’s chief financial officer.
32.1 (note1)	Certification pursuant to 18 U.S.C. Section 1350.

          (b) Reports on Form 8-K

Form 8-K furnished under Item 9 on August 22, 2003 to announce the company’s new business strategy for the low-cost carrier and its relationship with United Airlines, Inc.

Form 8-K furnished under Item 9 on October 6, 2003 to announce the release of a response to the unsolicited offer by Mesa Air Group for acquisition of the Company’s shares in a proposed merger

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST AIRLINES HOLDINGS, INC.

November 14, 2003	By: /S/ Richard J. Surratt Richard J. Surratt Executive Vice President, Treasurer, and Chief Financial Officer