Form 10-K
period 2003-12-31
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 2004-02-17
CIK 904020

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock par value $.02
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

Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2003 was approximately $593.5 million.

As of February 09, 2004, there were 50,404,787 shares of common stock of the registrant issued and 45,333,810 shares of common stock were outstanding.

Documents Incorporated by Reference

Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-K.

Documents Incorporated by Reference	Part of Form 10-K

Proxy Statement for 2004 Annual Meeting of Shareholders	Part III, Items 10-14

(to be filed subsequently)

     Table of Contents

Forward Looking Statements

PART I
Item 1.	Business
Overview
Existing Code Share Agreements
Independence Air
Agreements with Other Airlines
Charter Operations
Fleet Description
Employees
Pilot Training
Competition
Industry Regulation and Airport Access
Risk Factors Affecting the Company
Risk Factors Affecting the Airline Industry
Internet Website
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
General
Results of Operations
Outlook
Liquidity and Capital Resources
Critical Accounting Policies and Estimates
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Consolidated Financial Statements
Independent Auditors’ Report
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9A.	Controls and Procedures

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Auditor Fees and Services

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures

Forward Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements. Statements in the Business and Management’s Discussion and Analysis of Results of Operations and Financial Condition sections of this filing, together with other statements beginning with such words as “believes”, “intends”, “plans”, and “expects” include forward-looking statements that are based on management’s expectations given facts as currently known by management on the date this Form 10-K was first filed with the SEC. Actual results may differ materially. Factors that could cause the Company’s future results to differ materially from the expectations described here include: United’s option under bankruptcy rules to assume or reject the existing United Express Agreement; the timing of any disengagement by the Company as a United Express carrier under the United Express Agreement or pursuant to bankruptcy court proceedings and impact on the Company’s ability to operate an independent airline; the ability to successfully implement a transition from United Express service; the ability to effectively implement its low-fare business strategy utilizing a mix of narrowbody aircraft and regional jets; the ability to acquire and obtain financing for the narrowbody aircraft; the ability to compete effectively as a low-fare carrier, including passenger response to the Company’s new service, and the response of United or other competitors with respect to service levels and fares in markets to be operated by the Company; the Company’s ability to collect pre-petition obligations from United or to offset pre-petition obligations due to United; unexpected costs arising from the Company’s response to United’s bankruptcy proceedings; the effects of United’s bankruptcy proceedings; the continued financial health of Delta Air Lines, Inc., and the ability and willingness of Delta to continue to deploy the Company’s aircraft and to utilize and pay for scheduled service at agreed upon rates; changes in levels of service agreed to by the Company with United and Delta; the ability to meet performance standards under our code share agreements; availability and cost of product support for the Company’s 328Jet aircraft; the ability of the Company to recover or realize its claims against Fairchild Dornier in its insolvency proceedings, and unexpected costs arising from the insolvency of Fairchild Dornier; satisfactory resolution of union contracts with the Company’s aviation maintenance technicians/ground service equipment mechanics and flight attendants; potential service disruptions due to labor actions by employees of the Company, Delta Air Lines or United Airlines; the ability to successfully retire turboprop aircraft and to remarket them; changes in and satisfaction of regulatory requirements including requirements relating to maintenance and fleet expansion; the effects of high fuel prices on the Company and on its major airline partners; general economic and industry conditions; adverse weather conditions; additional acts of war or terrorism; willingness of the U.S. government to continue to provide war risk insurance at favorable rates, or increased cost and reduced availability of insurance; the costs and other effects of enhanced security measures and other possible government orders; and risks and uncertainties arising from the events of September 11, any of which may impact the Company, its aircraft manufacturers and its other suppliers in ways that the Company is not currently able to predict. The statements in this Annual Report are made as of the date this Form 10-K was first filed with the SEC and the Company undertakes no obligation to update any of the forward-looking information included in this document, whether as a result of new information, future events, changes in expectations or otherwise.

PART I

Item 1. Business

Overview

     Atlantic Coast Airlines Holdings, Inc., a Delaware corporation (“ACAI”), is a holding company with its primary subsidiary being Atlantic Coast Airlines (“ACA”), a regional airline serving 85 destinations in 30 states in the Eastern and Midwestern United States and Canada, with 850 scheduled non-stop flights system-wide every weekday. The Company has operated as a regional airline since 1992. Unless the context indicates otherwise, the terms “the Company”, “we”, “us”, or “our” refer herein to Atlantic Coast Airlines Holdings, Inc.

     ACA operates under code-share agreements as a United Express carrier with United Airlines, Inc. (“United”) and as a Delta Connection carrier with Delta Air Lines, Inc. (“Delta”). The Company derived approximately 83% of its 2003 passenger revenue from its United Express operations. Until December 2000, ACA operated as a United Express carrier pursuant to an agreement that made the Company responsible for, among other things, route planning, scheduling, pricing, revenue management, revenue accounting and certain marketing functions including advertising and local promotions. In 2000, the Company and United amended the arrangement to provide that the Company would be compensated on a fee-per-departure basis, and that United would be responsible for most of these functions. In addition, the Company entered into a fee-per-block hour code share agreement with Delta in 1999.

     On July 28, 2003 the Company announced that it anticipates that its longstanding relationship with United Airlines will end as a part of United’s reorganization in bankruptcy, and that the Company intends to utilize its assets to operate as an independent low-fare airline. The airline will operate as “Independence Air” from the Company’s hub at Washington Dulles International Airport (“Washington Dulles”). The Company intends to offer scheduled service to the traveling public using a relatively new, all-jet fleet of narrowbody and regional jet aircraft, a low and simple fare structure and the convenience of frequent flights. The Company intends to launch an all-encompassing branding and marketing campaign targeting technology-savvy travelers and emphasizing low fares, frequent flights and a faster and easier travel experience. The timing and terms of the Company’s commencement of operations as Independence Air depends, among other things, on the terms and timing of its disengagement as a United Express carrier, which cannot be projected at this time. Under the terms of its code-share agreement with the Company, Delta has a right to terminate the agreement on 180 days notice, and may do so in connection with the Company’s plan to operate as Independence Air.

Existing Code-Share Agreements

     The Company currently derives substantially all of its revenues through its code-share agreements with United and Delta, operating under their United Express and Delta Connection brands, respectively.

United Express Operation

     The Company’s United Express Agreements (“UA Agreements”) define the Company’s relationship with United. In November 2000, the Company and United amended and restated the UA Agreements, effectively changing from a revenue sharing arrangement to a fee-per-departure arrangement. Under the UA Agreements in effect prior to December 2000, the Company was responsible for, among other things, scheduling, pricing, and marketing its flights, in coordination with United’s operations, for which it paid United a portion of its revenues. Under the fee-per-departure arrangement in effect as of December 1, 2000, the Company operates a flight schedule designated by United, for which United pays the Company an agreed amount per departure regardless of the number of passengers carried, with the Company being able to receive additional incentive payments based on operational performance. The Company thereby assumes the risks associated with operating the flight schedule and United assumes the risk of scheduling, marketing, and selling seats to the traveling public. Pursuant to the restated UA Agreements, United, at its own expense, provides a number of additional services to the Company. These include reservations, route planning, scheduling, pricing, revenue management, revenue accounting, marketing, frequent flyer administration, and the provision of ticket handling services, customer service, and ground support services at most of the airports where both companies operate flights concurrently.

     On December 9, 2002, UAL, Inc. and its subsidiaries, including United, filed for protection under Chapter 11 of the United States bankruptcy code. UAL continues operating and managing its business and affairs as a debtor in possession. In bankruptcy, United has the right to assume or reject all executory agreements including the Company’s UA Agreements. No deadline has been set by United to assume or reject the Company’s UA Agreements. Until a decision is announced by United to assume or reject the Company’s UA Agreements, the Company expects to continue to fulfill its obligations under the UA Agreements. In July 2003, the Company reached agreement with United on new fee-per-departure rates that were effective retroactively to January 1, 2003 and are to be utilized until such time as the UA Agreements are affirmed or rejected by United or modified by agreement of United and the Company. The 2003 rate agreement provides an aircraft utilization guarantee and includes an annual CPI-based rate increase if the UA Agreements are not assumed, rejected or modified by June 30, 2004.

     If United were to affirm the UA Agreements, the Company would be required to perform its obligations under the UA Agreements through the remainder of their term, which is December 2010. In such circumstance, the Company would continue to pursue its plans to operate Independence Air as a low-fare airline using the narrowbody jets that the Company is in the process of acquiring and any regional jets that are not deployed in the United Express operations. United has taken various steps that give the Company reason to believe United will reject the UA Agreements as part of its reorganization in bankruptcy, including the following: United has replaced or is in the process of replacing the Company’s employees at Chicago and other stations, United announced that it is building a new regional terminal at Washington Dulles and United has stated in a filing with the bankruptcy court that “[i]t is unlikely at present than any consensual renegotiation of the contract with [the Company] can be achieved.” The Company is seeking to engage United in discussions regarding an orderly exit of the Company’s fleet from the United Express program. See “Business; Independence Air – Our Operational Transition from the United Express Program,” below.

Delta Connection Operation

     The Company’s Delta Connection operations accounted for approximately 17% of the Company’s 2003 passenger revenue. The Company’s Delta Connection Agreement (“DL Agreement”) defines the Company’s relationship with Delta for the term of the agreement, which is through March 2010. The Company is compensated by Delta on a fee-per-block hour basis at rates that are reset annually based on anticipated costs in the coming year. Under the fee-per-block hour arrangement, the Company is contractually obligated to operate a flight schedule designated by Delta, for which Delta pays the Company an agreed amount per block hour regardless of the number of passengers carried, with incentive payments based on operational performance. The Company thereby assumes the risks associated with operating the flight schedule and Delta assumes the risks of scheduling, marketing, and selling seats to the traveling public. Pursuant to the DL Agreement, Delta, at its expense, provides a number of support services to the Company. These include reservations, customer service, ground handling, station operations, pricing, scheduling, revenue accounting, revenue management, frequent flyer administration, marketing, a maintenance hangar facility in Cincinnati, and other passenger, aircraft and traffic servicing functions in connection with the Company’s Delta Connection operation.

     The Company is experiencing difficulties maintaining its fleet of 328 regional jets (“328Jets”) that it uses in its Delta Connection operations both as a result of a reduction in product support following the bankruptcy of Fairchild Dornier GmbH, the manufacturer of the 328Jets, in April 2002, and more recently as a result of unscheduled maintenance events to repair turbine blades in the aircraft’s Pratt & Whitney engines. These unscheduled maintenance events have caused a shortage of spare engines resulting in the Company temporarily grounding several of its 328Jet aircraft while the engines are being repaired. In seeking to mitigate difficulties maintaining its fleet of 328Jets, the Company has deployed three 328Jet aircraft that were originally used in the Company’s “Private Shuttle” charter operation to its Delta Connection operations. While Pratt & Whitney is responsible for repairing the engines under the Company’s maintenance agreement, the Company does not get paid by Delta for flights that are cancelled or not scheduled as a result of these or similar issues. As a result of these unscheduled maintenance events, the Company has cancelled some of its flights and has reduced its scheduled flights for Delta. Under the terms of the DL Agreement, Delta has the right to terminate the agreement if the Company fails to meet certain performance standards over a period of five or more months. The Company anticipates returning all of its 328Jets into service for the Delta Connection operations in March of 2004. Although Delta has indicated that it is concerned about the operational issues that have arisen as a result of the unscheduled maintenance events for the engines on a number of the 328Jets, the Company believes these concerns would not form a basis for Delta to terminate the DL Agreement for failure to meet the performance standards. In the event Delta terminates the DL Agreement for failure to meet the performance standards, the Company would not have a right to require Delta to assume the leases on the 328Jets used in its Delta Connection operation.

     Delta also has the right to terminate the DL Agreement at any time without cause, subject to certain rights of the Company, by providing 180 days notice to the Company. Delta has informed the Company that the operation by the Company of jets with more than 70 seats would be in conflict with Delta’s pilot agreement (although the Company’s DL Agreement does not prohibit this activity) and with Delta’s business plan for Delta Connection partners. Delta has indicated that under these circumstances it may seek alternatives to the services provided by the Company and may seek to terminate the relationship. Under the terms of the DL Agreement, should Delta exercise its right to terminate without cause, the Company would have the right to require Delta to assume the leases on some or all of the 30 328Jet aircraft used in the Company’s Delta Connection operations. If Delta chooses to exercise its early termination right without cause, the Company currently expects that it would exercise its right to require Delta to assume the leases and would work with Delta to provide a smooth transition for both carriers. In such a case, the Company believes it may benefit from fleet simplification and the ability of management to focus exclusively on Independence Air. The Company may incur one-time costs in connection with any termination of the Delta relationship.

Independence Air

     The Company will operate Independence Air as a low-fare airline with a hub at Washington Dulles International Airport (“Washington Dulles”). Independence Air’s strategy is to capitalize on and stimulate demand for air travel to, from and through its planned Washington Dulles hub, utilizing Airbus narrowbody aircraft that the Company is in the process of acquiring to serve high-demand and short- and long-haul markets and the Company’s 50-seat regional jets to offer frequent service primarily to short haul markets from Washington Dulles. Independence Air will seek to offer faster and easier service while utilizing a low-fare business model to obtain high productivity and lower costs.

     The Company’s decision to operate independently as a low-fare carrier is the result of an extensive evaluation of changes in the passenger airline industry that the Company commenced in 2001. The Company believes that recent trends – including increased use of the Internet, the willingness of customers to try new brands and the reduction in amenities offered by the traditional, “legacy” carriers, coupled with the legacy carriers’ high ticket prices and complex fare structures – provide an opportunity to compete in the low-fare segment of the industry. The Company also believes that the business environment and options available to the Company as a fee-per-departure regional carrier are less attractive than operating in the low-fare segment of the industry as an independent carrier. Since the airline industry began incurring significant loses in 2001, the legacy carriers such as United have taken steps to restructure their relationships with their regional carrier partners, including seeking to reduce regional carriers’ operating margins and shifting greater risks to the regional carrier. The Company believes that these lower margin/higher risk contracts, combined with the growing number of competitors in the regional carrier segment and the reliance on legacy carriers as counter-parties in long-term agreements, makes the fee-per-departure business model less attractive than independently operating as a low-fare airline. The Company believes that its dedicated employees, relatively new jet fleet, Washington Dulles facilities, strong capital base and extensive operational and market planning and scheduling experience represent a substantial competitive advantage and provide a strong foundation on which to develop Independence Air as a low-fare airline.

Our Strategy

     The Company is continuing to refine and implement its business strategy for Independence Air. The Company intends to operate approximately 350 flights per day to and from our planned primary base of operations at Washington Dulles. The Company’s Independence Air operations will use both its existing fleet of Canadair Regional jets (“CRJs”) and Airbus narrowbody aircraft that the Company is in the process of acquiring. As discussed below under “Business; Independence Air – Our Operational Transition from the United Express Program,” the timing and nature of the Company’s implementation of the Independence Air business plan using its CRJ regional jet aircraft is dependent on a number of factors beyond its control, primarily including the timing and terms of the Company’s disengagement as a United Express carrier. The Company expects to commence operations as Independence Air using Airbus narrowbody aircraft by November 1, 2004, if not earlier, regardless of when it disengages as a United Express carrier. The Company’s business plan for Independence Air includes the following elements:

     Move to a High Productivity and Lower-Cost Business Model

     The Company will employ business practices that increase output relative to the Company’s current fee-per-departure operations. Independence Air’s schedule will be designed to significantly increase average aircraft utilization (measured as block hours per aircraft per day)

resulting in lower unit costs. The Airbus narrowbody aircraft schedule is planned to produce significantly higher aircraft utilization than legacy carriers such as United achieve in their mainline operations. Because the Company’s flights will be scheduled to arrive and depart Washington Dulles on a continuous basis throughout each day, in contrast to the Company’s current United Express schedule of four major departures times, or banks, gate utilization and the number of flights handled per ground personnel will likewise increase. By scheduling aircraft more efficiently and reducing the turn-time between flights, the Company believes that it can significantly increase the number of flights departing from the Company’s 36-gate terminal at Washington Dulles compared to the number of United Express flights currently departing from the same terminal on a daily basis.

     In addition to improving productivity, Independence Air will have lower expenses than legacy carriers in a number of areas. For example, the Company has contracted with Navitaire, Inc. to utilize its “Open Skies” reservation system. By avoiding the fees associated with traditional ticket distribution systems and relying on ticket distribution through the Company’s own website and reservation centers, Independence Air will seek to achieve lower distribution costs than legacy carriers. Other aspects of the Independence Air operating model, such as baggage handling, call centers, and ticket processing, are likewise anticipated to enable it to realize lower costs.

     The Company has reached an agreement on a revised contract with the Air Line Pilots Association (ALPA). The agreement has been fully ratified and will go into effect as the Company achieves certain milestones in the implementation of Independence Air. The agreement establishes pay rates and work rules for pilots operating narrowbody jets that the Company believes are competitive with those enjoyed by other low-fare carriers and includes terms that are designed to decrease costs and increase productivity in the operation of the Company’s 50-seat CRJ regional jets. The Company believes that this agreement will provide it with competitive pilot costs and therefore allow it to compete with other carriers in the low-fare market.

     The Company believes that the increases in productivity and reductions in certain operating expenses will ultimately enable Independence Air to compete with lower unit costs relative to legacy carriers, which will be passed on to consumers in the form of lower fares.

     Operate a Hub at Washington Dulles

     The Company expects to operate an all-jet fleet consisting of the 25 Airbus narrowbody aircraft that the Company is in the process of acquiring and its existing fleet of 50-seat CRJs. The Company intends to operate its narrowbody aircraft in larger, long haul markets in which the Company will seek to take advantage of the low-fare per seat mile of these aircraft, and will operate its regional jet aircraft in short haul markets with additional frequencies that will take advantage of the lower per-trip cost of this aircraft relative to larger aircraft. Independence Air will utilize its fleet of CRJs and Airbus aircraft in a hub-and-spoke schedule that will allow it to offer non-stop service to approximately 50 cities from Washington Dulles and connecting service to more than 1,200 other city pairs. The Company believes that this structure will allow it to attract greater traffic by capturing the business of passengers connecting through the Washington Dulles hub.

     Stimulate Demand with Low Fares

     Independence Air anticipates that it will offer fares that are up to 70% lower than walk-up fares charged in the past by United and other carriers from Washington Dulles. The

Company intends to make its Independence Air fares easy to book and understand with no round trip requirements and no minimum stays. When low-fare carriers have expanded service in other markets they have typically stimulated passenger growth in percentages greater than their fare reduction percentages. The Independence Air business model will seek to stimulate similar growth in the markets it will serve. In addition to lowering fares for travelers to and from the Washington DC region, 55% of the city pairs that Independence Air will serve on a connecting basis over Washington Dulles did not have service from low-fare carriers in 2003.

     Capitalize on Metropolitan Washington, D.C. Market Presence

     The Company believes the Northern Virginia region surrounding Washington Dulles airport offers attractive demographics and is underserved by low fare competition. In 2002, metropolitan Washington, D.C. represented the fifth largest market in the United States on the basis of local traffic, with more than 41 million passengers originating in or destined to one of the area’s three major airports. Moreover, households in the Washington, D.C. region are rated as having among the highest disposable income in the United States, and a significant portion of those families with high disposable incomes live in the counties geographically close to Washington Dulles. The largest carrier at Washington Dulles is United Airlines and its United Express operation and a large percentage of that service has been focused on premium fare passengers who connect onto United’s worldwide route network. As of January 2004, low-fare carriers represented only 5% of the domestic flights from Washington Dulles.

     The Company also believes that Washington Dulles presents a unique opportunity for the Company to launch its independent airline. The Company has long-term leases for its existing regional jet terminal at Washington Dulles, which will allow Independence Air to operate from the convenience and comfort of the 36-gate A-terminal built specifically for regional jet operations. In addition, the Company has leases on 7 additional gates at the T-terminal. Washington Dulles is also attractive as the airport represents one of the few major airports on the East Coast with room to expand. The airport is currently undergoing a $2.8 billion expansion that includes the addition of covered parking, a fourth runway, and state-of-the-art underground train system for moving passengers between terminals. Renovation of ticket counter space and baggage sorting facilities in the main terminal for use by the Company has begun and is anticipated to be completed by April 2004.

     Enhanced Customer Experience

     The Company believes that an important competitive strength will lie in its ability to provide a faster and easier travel experience. The Company has embarked on several initiatives it believes will enhance the customer experience it will provide as Independence Air. These initiatives focus on improving operating reliability, simplifying operating procedures and automating processes to make ticketing, check-in and boarding faster and easier, reducing aircraft turn times, and improving its ability to respond to disruptions caused by weather, air traffic control delays and other irregular operations.

     Independence Air will provide passengers on its Airbus narrowbody aircraft with all-leather Spectrum™ seats and broadcast television in every seatback. The CRJ aircraft will be refitted with new all-leather Spectrum™ seats featuring a new slim line design that will produce additional leg room to each row without reducing the number of seats per aircraft. Independence Air also will utilize customer service systems designed by IBM’s Global Services Division that will assist in speeding passengers through the airport check-in process. Independence Air does not plan to set inventory levels above seat capacity; therefore it will be easier for passengers to secure a seat assignment when they make their reservation.

Our Operational Transition from the United Express Program

     The commencement of Independence Air’s operations will require the Company to implement substantial new infrastructure to address, among other things, scheduling and marketing, flight operations and information systems. These services will require a substantial investment in new equipment, information and technology systems and personnel. The transition to Independence Air using the CRJ regional jet aircraft will be affected by the terms and timing upon which the Company ceases to operate as a United Express carrier. The Company expects to commence operations as Independence Air using Airbus narrowbody aircraft by November 1, 2004, if not earlier, regardless of when it disengages as a United Express carrier.

     Implementation of Substantial New Infrastructure

     The transition from being a United Express carrier to an independent low-fare carrier will require the Company to schedule and market transportation services directly to the traveling public. The Company has established a marketing department that includes schedule planning, marketing and sales. The schedule planning group is responsible for establishing the planned route network by identifying and scheduling markets suited for the CRJs and the Airbus narrowbody jets in conjunction with the Company’s planned disengagement from United. The marketing group has been tasked with re-branding the Company and creating and implementing the marketing, advertising and promotions plan to attract customers to Independence Air. On November 19, 2003, the Company hosted a naming ceremony in which it revealed its new name as Independence Air to over 2,000 airport and government officials, stockholders, media, Company partners and employees.

     Operation of Airbus narrowbody aircraft will require the Company to establish the training and maintenance capability necessary to operate a different fleet type. Operation of the Airbus narrowbody aircraft will require the development of pilot training programs and the hiring and training of pilot instructors in order to train a large number of pilots the Company anticipates it will need for the Airbus narrowbody fleet. However, the Company estimates that it may not have to initially hire additional pilots above its normal levels to fulfill the requirement for Airbus narrowbody aircraft as it expects to fill its pilot requirements through pilot reassignment as it ceases to operate other aircraft under its United Express and/or Delta Connection operations. In addition, the Company will need to acquire, or contract for, crew training equipment including flight training devices, cabin mockups, and simulator capacity from third parties to the extent these functions are not provided by Airbus. Line maintenance of the new Airbus narrowbody aircraft will be performed by Company mechanics, but most heavy maintenance checks and component repairs will be outsourced to third party specialists. The Company anticipates that it will need to acquire significant spare parts inventories, including spare engines, special tools and ground handling equipment in order to support operation of the Airbus narrowbody aircraft. As the Company transitions to Independence Air, it also will need to secure suitable slots, gates, ticket counter positions and other facilities at airports in the Company’s targeted geographic markets.

     The Company will depend heavily on automated systems to operate as an independent carrier and to streamline many of its operating and customer processes. Unlike legacy airlines which issue paper tickets to some or all of their passengers, Independence Air will rely solely on electronic tickets and allow passengers to book reservations, check flight information, and print boarding passes from their personal computers. At airports where Independence Air operates, the Company will rely heavily on kiosks for check-in and printing boarding passes, and will use kiosks in some gate areas to re-accommodate passengers during irregular operations. The Company is installing a new centralized airline reservation system and building a new website and server infrastructure that will be designed to handle the expected on-line bookings and flight information requests. At each station the Company will operate, it will install new IT infrastructure including computer terminals at ticket counters and gates, passenger kiosks, and telecommunication systems to handle new data and voice requirements. To enhance the reliability of its critical systems, the Company has begun upgrading its backup systems by installing new hardware and software and developing a new disaster recovery site. In addition to on-line bookings through the Company’s new website, the Company is in the process of establishing an in-house call center to handle special customer transactions and complaints, and will outsource most standard calls to well-established overseas companies engaged in similar call center work.

     Disengagement from United

     The Company’s commencement of service as an independent airline depends, among other things on the terms and timing of its disengagement as a United Express carrier, which cannot be projected at this time.

     If the UA Agreements are rejected by United, the Company plans to transition its regional jet aircraft currently operated under the UA Agreements into an independent operation. This plan includes exiting from certain existing airports, beginning operations at other airports, operating a scheduled airline under the Company’s own brand name and marketing and selling transportation service under that brand name to the general public, refurbishing and re-painting the regional aircraft currently being operated under the UA Agreements before placing them into service, and acquiring and operating narrowbody aircraft. The Company’s J-41 turboprop aircraft (J-41s) would be retired as they are transitioned out of the United Express program. This early retirement will result in the Company taking a charge for the present value of future lease payments for leased aircraft and a charge for the projected future cost of storage and maintenance as each J-41 is permanently removed from service. The Company estimates this charge, assuming no remarketing benefits, will be approximately $50 million.

     To date, the Company and United have transitioned station handling responsibilities at six cities, including Chicago O’Hare, from ACA to United and other United Express carriers. These transition steps to date have resulted only in a new party assuming the Company’s role in staffing ground operations at the affected stations as the Company continues to operate its United Express flights to those cities.

     United has the option under U.S. bankruptcy rules either to assume the existing UA Agreements by agreeing to honor all terms in full or to reject the UA Agreements. The Company’s plan to operate its CRJs, together with the Airbus narrowbody aircraft, as part of an independent low-fare airline is based on its belief that United will seek to reject the UA Agreements in connection with its bankruptcy reorganization. Until any rejection becomes effective or until the Company is otherwise released from its obligations under the UA Agreements, the Company intends to continue to fulfill its obligations under the present UA Agreements. The Company anticipates that there will be an interruption in its services and, potentially, its ability to generate revenues during a transition period, the length of which would be dependent on several factors, including how soon United rejects the UA Agreements and how much advance notice the Company is given before such rejection. As long as a complete transition plan is not agreed to by the Company and United, and the possibility of unilateral rejection by United exists, the Company will continue to prepare to transition the aircraft either in phases or all at one time. If the transition is phased, the Company anticipates that it will take regional jet aircraft out of service for exterior re-painting and interior modifications and return them as Independence Air aircraft on a consistent pace. If the transition results in the entire fleet being returned at one time or in large numbers, the Company anticipates that it would make temporarily modifications to its aircraft livery and interiors sufficient to remove the United Express trade marks and operate the aircraft until the aircraft could be scheduled for re-painting and interior modifications and then returned to operation. The Company expects to incur operating losses for at least the first three quarters after it commences operations of Independence Air. The extent and duration of such losses depends upon the terms and timing of the Company’s disengagement as a United Express carrier, including whether the Company experiences an extended period without conducting any revenue operations.

Agreements with Other Airlines

     As of March 1, 2003 the Company has implemented code-sharing arrangements with Lufthansa German Airlines (“Lufthansa”), Air Canada, Scandinavian Airlines, British Midland/BMI, Austrian Airlines and All Nippon Airways involving certain United Express flights. Such international code-sharing arrangements permit these foreign air carriers to place their respective airline codes on certain flights operated by the Company, and provide a wide range of benefits for passengers including schedule coordination, through ticketing and frequent flyer participation. The revenue benefits from these arrangements accrue to United, and any such arrangements as may be made in the future with respect to the Company’s Delta Connection flights would accrue to Delta, due to the nature of the Company’s agreements with these two airlines. The Company’s primary role under these arrangements is to obtain regulatory approvals for the relationships and to operate the flights. The Company anticipates that its code-sharing arrangements involving its United Express flights will terminate if the UA Agreements are terminated, and that its Independence Air operations will not operate under code sharing arrangements with other airlines.

Charter Operations

     The Company established a charter operation in February 2002. The charter business, which originally operated three 328Jets and currently uses CRJ and J-41 turboprop aircraft, utilizes the Company’s operations and maintenance services. The Company is presently providing regular charter service with a major corporation pursuant to an agreement that will end in March 2004, and is performing ad hoc charter services secured through brokers and other means. In March 2003, the Company decided to continue to service its existing clients but to de-emphasize the solicitation of new charter business due to uncertainties regarding the bankruptcy of Fairchild Dornier, the manufacturer of the 328Jet.

Fleet Description

     As of February 15, 2004, the Company operated a fleet of 87 50-seat Canadair Regional Jets (“CRJs”), 33 Fairchild Dornier 328 regional jets (“328Jets”), and 24 British Aerospace Jetstream-41 (“J-41s”) turboprop aircraft. Thirty-three 328Jets are operated in the Delta Connection program, 86 CRJs and 24 J-41s are operated in the United Express program, and one CRJ is currently flown in charter operations.

     During the second quarter of 2003, the Company entered into an agreement with Bombardier to amend its aircraft purchase agreement. Under the revised agreement, the Company took delivery of eight CRJs in 2003 and has future commitments for six additional CRJs to be delivered in late 2004 and 28 CRJs to be delivered in 2005. These commitments are subject to certain conditions that, unless waived by the Company, would not be satisfied unless the Company has an agreement with United to operate these aircraft in the United Express program. In the event these conditions are not met and not waived by April 2005, deposits and progress payments for any then undelivered aircraft would be first used to repay any outstanding debt on two CRJs delivered in October 2003 with any remaining balance converted into credit memoranda for the purchase of other aircraft, goods and services from Bombardier. Currently, the Company has $38.8 million on deposit with Bombardier for aircraft orders.

     The Company had agreed with United to retire early from service its fleet of J-41 turboprop aircraft by the middle of 2004. Due to uncertainty over the Company’s contractual relationship with United, the Company delayed the retirement schedule of its J-41s. Due to customer preference for jet aircraft, high per-trip cost per mile flown and rising maintenance costs due to aircraft age the Company has determined that the J-41 aircraft do not fit into the low fare airline business model. For these reasons, the Company intends to retire the J-41s when they are transitioned out of the United Express program.

     In November 2003 the Company signed Memoranda of Understanding (“MOU”) for the lease of ten Airbus A319 aircraft from two separate operating lessors and the purchase of ten A319 and five A320 aircraft directly from an affiliate of the manufacturer. The order for five Airbus A320 aircraft is convertible into an order for five A319 aircraft at the option of the Company with certain notice required prior to delivery. The Company has executed the lease agreements for four of the ten leased aircraft and is currently negotiating the final lease and purchase agreements for the remaining aircraft covered by the MOUs. The first A319 aircraft is scheduled to be delivered in September 2004 with three more to follow, one each succeeding month, for the remainder of 2004. Sixteen are scheduled to be delivered in 2005, and the five A320 aircraft are scheduled to be delivered in 2006.

Employees

     As of February 1, 2004, the Company had 3,751 full-time and 361 part-time employees, classified as follows:

Classification	Full-Time	Part-Time

Pilots	1,287	—
Flight attendants	585	—
Station personnel	706	335
Maintenance personnel	478	2
Management, administrative and clerical personnel	695	24

Total employees	3,751	361

     The Company’s pilots are represented by the Airline Pilots Association (“ALPA”), flight attendants are represented by the Association of Flight Attendants-Communications Workers of America (“AFA-CWA”), and aviation maintenance technicians and ground service equipment mechanics are represented by the Aircraft Mechanics Fraternal Association (“AMFA”).

     In January 2001, the Company agreed to a new four-and-a-half year collective bargaining agreement with ALPA that was subsequently ratified and became effective on February 9, 2001. The collective bargaining agreement covers pilots flying for the United Express, Delta Connection, and charter operations. The agreement provided for overall pilot costs that were, at the time, comparable to other similarly situated regional carriers with recently negotiated contracts who were operating under similar agreements with major airlines. The Company had previously finalized a separate agreement with ALPA on pay reductions and work rule changes that are contingent on reaching an agreement with United to continue operation as a fee-per-departure carrier in the United Express system. In October 2003, the Company reached an agreement on a revised contract with its pilots and ALPA. This agreement has been fully ratified and will go into effect if and when the Company achieves certain milestones in the implementation of Independence Air. The agreement, which would extend the term of the collective bargaining agreement such that it will next be amendable as of December 31, 2007, establishes pay rates and work-rules for pilots operating narrow-body jets that the Company believes are competitive with other low-fare carriers. The new agreement also includes terms designed to decrease costs and increase productivity for operating its regional jets. If the conditions for either agreement with the Company’s pilots to become effective are not satisfied, the agreement which has been effective since February 2001 will continue to be applicable.

     The Company’s collective bargaining agreement with AMFA, which was ratified in June 1998, became amendable in June 2002. The Company has been in negotiations with AMFA during 2003 and recently both sides have agreed to mediation under the Railway Labor Act. The Company’s collective bargaining agreement with the AFA-CWA, which was ratified in October 1998, became amendable in October 2002. The Company has entered into negotiations with AFA-CWA regarding a new agreement. The Company is continuing to negotiate with both unions, and management does not anticipate that there will be a material effect on the Company’s operations for the foreseeable future as a result of these discussions.

     In the airline industry, labor relations are regulated by the Railway Labor Act (“RLA”). Under the RLA, collective bargaining agreements do not expire but, rather, become amendable. The wage rates, benefits and work rules contained in a contract that has become amendable remain in place and represent the status quo until a successor agreement is in place. The parties may not resort to self-help, such as strikes or lockouts, until the RLA processes for collective bargaining have been exhausted. It is impossible to predict how long the RLA processes will take.

     Certain of the Company’s unrepresented labor groups are from time to time approached by unions seeking to represent them. In 2002, the International Association of Machinists and Aerospace Workers (“IAM”) unsuccessfully tried to organize the Company’s customer service employees. The Company was informed by the National Mediation Board (“NMB”) that the IAM did not receive a sufficient showing of interest from customer service employees to merit holding an election. Because of this, the NMB will not accept any application seeking representation of the Company’s customer service employees prior to March 2004.

     During 2003, the Transport Workers Union (“TWU”) sought election to represent the Company’s dispatch employees. The Company was informed by the National Mediation Board (“NMB”) that the TWU did not receive a sufficient showing of interest from dispatch employees to merit holding an election. Because of this, the NMB will not accept any application seeking representation of the Company’s dispatch employees prior to May 2004.

     The Company’s business plan to implement Independence Air will require the relocation of certain flight crews from Chicago domiciles to a Washington Dulles base, and will result in the Company incurring relocation expenses. In addition, the Company will be hiring additional station agents at Washington Dulles and at various outstations, as well as a reservations staff in the Dulles area. This will require a substantial increase in recruiting efforts, although the Company anticipates that it will be able to recruit and hire the employees it needs.

Pilot Training

     The Company has entered into agreements with Pan Am International Flight Academy (“PAIFA”), which allow the Company to train CRJ, J-41 and 328Jet pilots at PAIFA’s facility near Washington Dulles. This facility currently houses three CRJ simulators, a 328Jet simulator, and a J-41 simulator. The Company has agreements to purchase an annual minimum number of CRJ simulator training hours at agreed rates through 2010. The Company’s payment obligations for CRJ simulator usage over the remaining years of the agreements total approximately $8.7 million.

     In 2001, PAIFA, CAE Schreiner and the Company executed a simulator provision and service agreement providing for 328Jet training at the PAIFA facility. Under this agreement, the Company has committed to purchase all of its 328Jet simulator time from PAIFA at agreed upon rates, with no minimum number of simulator hours guaranteed.

     The Company, as part of its Airbus purchase agreement, will contract with affiliates of Airbus to provide pilot training for the new Airbus narrowbody aircraft on order.

Competition

     The airline industry is highly competitive. Airline profits are sensitive to adverse changes in fuel costs, average fare levels and passenger demand. Passenger demand and fare levels have historically been influenced by, among other things, the general state of the economy, international events, industry capacity and pricing actions taken by other airlines. The principal competitive factors in the airline industry are fare pricing, customer service, routes served, flight schedules, types of aircraft, safety record and reputation, code-sharing relationships, in-flight entertainment systems and frequent flyer programs.

     Our competitors and potential competitors include major U.S. airlines, low-fare airlines, regional airlines and new entrant airlines. The major airlines are larger, generally have greater financial resources and serve more routes than we do. They also use some of the same advanced technologies that we do, such as ticketless travel, laptop computers and website bookings. We anticipate that when we operate as Independence Air, our primary competitors in the non-stop markets that we serve will be United, US Airways and, to a lesser extent, Southwest Airlines, each of which has greater financial resources and name recognition than we do.

Industry Regulation and Airport Access

     Economic. The Department of Transportation (“DOT”) has extensive authority to issue certificates authorizing carriers to engage in air transportation, establish consumer protection regulations, prohibit certain unfair or anti-competitive practices, mandate certain conditions of carriage and make ongoing determinations of a carrier’s fitness, willingness and ability to provide air transportation. The DOT can bring proceedings for the enforcement of its regulations under applicable federal statutes, which proceedings may result in civil penalties, revocation of operating authority or criminal sanctions.

     The Company’s ACA subsidiary holds a certificate of public convenience and necessity, issued by the DOT, which authorizes it to conduct scheduled and charter air transportation of persons, property and mail between all points in the United States, its territories and possessions. In addition, ACA may conduct scheduled and charter air transportation with regional jet aircraft to points outside the United States, subject to obtaining any necessary authority from any foreign country to be so served. Were ACA to operate its to-be-acquired narrow-body aircraft outside of the United States, additional DOT authority would be required to conduct such air transportation. ACA’s certificate requires that ACA maintain DOT-prescribed minimum levels of insurance, comply with all applicable statutes and regulations and remain continuously “fit” to engage in air transportation. ACA is authorized by Canada to engage in air transportation between the United States and Canada with regional jet aircraft. The Company would not be required to obtain any additional authority from the DOT to operate narrow-body aircraft operating as Independence Air within the United States. The Company will have to demonstrate to the DOT that it is “fit” to operate such aircraft, and to do so independent of a major code share partner, which the Company expects to be able to demonstrate to the Department.

     Based on conditions in the industry, or as a result of Congressional directives or statutes, the DOT from time to time proposes and adopts new regulations or amends existing regulations that may impose additional regulatory burdens and costs on the Company. Imposition of new laws and regulations on air carriers could increase the cost of operation and or limit carrier management discretion.

     Safety. The FAA extensively regulates the safety-related activities of air carriers. The Company is subject to the FAA’s jurisdiction with respect to aircraft maintenance and operations, equipment, ground facilities, flight dispatch, communications, training, weather observation, flight personnel, the transportation of hazardous materials and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires commercial airlines under its jurisdiction to obtain an operating certificate and operations specifications for the particular aircraft and types of operations conducted by such airlines. The Company’s ACA subsidiary possesses an operating certificate and related authorities issued by the FAA authorizing it to conduct operations with turboprop and regional jet equipment. The Company will be required to obtain specific FAA authority to add narrow-body aircraft to its fleet and the process for obtaining such permission has begun. FAA approval will be based on a determination that the Company has adequate training, maintenance and operating procedures necessary to conduct larger aircraft operations. ACA’s authority to conduct operations is subject to suspension, modification or revocation for cause. The FAA has authority to bring proceedings to enforce its regulations, which proceedings may result in civil penalties, which can be substantial, criminal penalties, or revocation of operating authority.

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

     In order to ensure the highest level of safety in air transportation, the FAA has authority to issue maintenance directives and other mandatory orders. These relate to, among other things, the inspection of aircraft and the mandatory removal and replacement of parts or structures. In addition, the FAA from time to time amends its regulations and such amended regulations may impose additional regulatory burdens on the Company, such as the required installation of new safety-related items. Depending upon the scope of the FAA’s orders and amended regulations, these requirements may cause the Company to incur substantial, unanticipated expenses that may not be reimbursable under the Company’s code-share agreements.

     On November 19, 2001 the President signed into law the Aviation and Transportation Security Act (the “Security Act”). The Security Act requires heightened passenger, baggage and cargo security measures to be adopted as well as enhanced airport security procedures. The Security Act created the Transportation Security Administration (“TSA”) that has taken over the responsibility for conducting the screening of passengers and their baggage at the nation’s airports as of February 17, 2002. The activities of the TSA are funded in part by the application of a $2.50 per passenger enplanement security fee (subject to a maximum of $5.00 per one way trip) and payment by all passenger carriers of a sum not exceeding each carrier’s passenger and baggage screening cost incurred in calendar year 2000. The TSA has authority and is presently considering restructuring the air carriers security infrastructure fee which could impose additional costs on the Company which may not be reimbursable either under its code-share agreements or through the fares charged to passengers.

     The Security Act imposes new and increased requirements for air carrier employee background checks and additional security training of flight and cabin crew personnel. These additional and new requirements have increased the security related costs of the Company. The Security Act also mandates and the FAA has adopted new rules requiring the strengthening of cockpit doors, some of the costs of which have been reimbursed by the FAA. The Company has completed all mandatory cockpit door modifications and has been reimbursed $2.7 million under the Security Act, although the cost of such modifications exceeded this amount. At times when the aviation security threat level is elevated by the Department of Homeland Security, the Company may experience security-related disruptions, including reduced passenger demand, resulting from enhanced passenger screening at airports and possible flight cancellations. The Company believes that its exposure to such disruptions is no greater than that faced by other providers of regional air carrier services.

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

     Associated with the FAA’s security responsibility is its program to ensure compliance with rules regulating the transportation of hazardous materials. The Company has policies against accepting hazardous materials or other dangerous goods for transportation. Employees of the Company are trained in the recognition of hazardous materials and dangerous goods through an FAA approved training course. The Company may ship aircraft and other parts and equipment, some of which may be classified as hazardous materials, using the services of third party carriers, both ground and air. In acting in the capacity of a shipper of hazardous materials, the Company must comply with applicable regulations. The FAA enforces its hazardous material regulations by the imposition of civil penalties, which can be substantial.

     Other Regulation. In the maintenance of its aircraft fleet and ground equipment, the Company handles and uses many materials that are classified as hazardous. The Environmental Protection Agency and similar local agencies have jurisdiction over the handling and processing of these materials. The Company is also subject to the oversight of the Occupational Safety and Health Administration concerning employee safety and health matters. The Company is subject to the Federal Communications Commission’s jurisdiction regarding the use of radio frequencies.

     Federal law establishes maximum aircraft noise and emissions limits. At the present time, all of the aircraft operated by the Company comply with all applicable federal noise and emissions regulations. Federal law generally preempts airports from imposing unreasonable local noise rules that restrict air carrier operations. However, under certain circumstances airport operators may implement reasonable and nondiscriminatory local noise abatement procedures, which could impact the ability of the Company to serve certain airports, particularly in off-peak hours.

     Slots. Slots are reservations for takeoffs and landings at specified times and are required by governmental authorities to operate at certain airports within the United States. The Company has rights to and utilizes takeoff and landing slots at New York-Kennedy, New York-LaGuardia and White Plains, New York airports. Airlines may acquire slots by governmental grant, by lease or purchase from other airlines, or by loan when another airline does not use a slot but desires to avoid governmental reallocation of a slot for lack of use. All leased and loaned slots are subject to renewal and termination provisions. Under law presently in effect, slot regulation at both Kennedy and LaGuardia airports is scheduled to end after January 1, 2007. The rules also provide that, in addition to those slots currently held by carriers, operators of regional jet aircraft and new entrant air carriers may apply for, and the Secretary of Transportation must grant, additional slots at New York-Kennedy and LaGuardia in order to permit the carriers to offer new service, increase existing service or upgrade to regional jet service in qualifying smaller communities. There is no limit on the number of slots a carrier may request. However, because demand for LaGuardia slots caused the airport to become congested at certain times of the day, the FAA has severely limited the rights of carriers to obtain additional slots at LaGuardia under this law. As the slots that the Company currently utilizes at New York-LaGuardia and New York-Kennedy airports are in the name of United, those slots may not be used by the Company once it exits from the United Express program. To the extent the Company would seek to operate either regional or narrow-body aircraft at LaGuardia or Kennedy as Independence Air, it will have to either purchase or lease slots from another air carrier or be qualified to obtain such slots under the then current regulatory regime. Slots at White Plains, New York airport are held in the name of the Company and are anticipated to be used by the Company in its Independence Air operation. The Company anticipates applying for and obtaining slots or slot exemptions for its CRJ service into New York-Kennedy airport.

     As a result of congestion at Chicago O’Hare Airport on January 21, 2004 the FAA entered an Order requiring the two largest O’Hare carriers, United Airlines and American Airlines, to reduce their O’Hare flight schedules, including the schedules operated by carriers affiliated with these major carriers. Under the term of the UA Agreements, United has the right to request that the Company move operations from O’Hare in order to comply with its agreement with the FAA. Furthermore, the congestion at O’Hare Airport could require the FAA to take other steps to impose limits on O’Hare operations like those which existed until June 2002. If other airports become congested, the FAA could seek to restrict the number of hourly air carrier operations.

Risk Factors Affecting the Company

     The Company’s business is subject to numerous risks and uncertainties, as described below and in the section titled, “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources” and “Quantitative and Qualitative Disclosures About Market Risk”.

Risk Factors Affecting the Company’s Current Operations

     Substantially all of our revenue is currently derived under contracts with our marketing partners. The majority of our flights are currently operated under the United Express or Delta Connection brand. As such, we currently rely on United and Delta to provide numerous services such as reservations, ticketing, route planning, marketing, revenue management, revenue accounting, and, at certain stations, customer service and ground handling. Our revenue and operations are currently reliant on the ability of these partners to manage their operations and cash flow, and ability and willingness of these partners to continue to deploy our aircraft and to utilize and pay for scheduled service at agreed upon rates. We anticipate that our relationship with United Airlines will end as a part of United’s reorganization in bankruptcy, and we intend to utilize our assets to operate as an independent low-fare airline. Delta has a right to terminate our code share agreement without cause on 180 days notice, and may do so in connection with our plan to operate as Independence Air. Delta also has the right to terminate the agreement if the Company fails to meet certain performance standards over a period of five or more months. There can be no assurance that we will be able to generate the revenues or profits that we currently derive under our code share agreements with United and Delta when we operate as an independent low-fare airline.

     We have costs and possible exposure arising from the Fairchild Dornier 328 regional jet (“328Jet”). In April 2002, Fairchild Dornier GmbH (“Fairchild”), the manufacturer of the 32-seat 328Jet, was placed under the supervision of a court-appointed interim trustee and in July 2002 Fairchild opened formal insolvency proceedings in Germany. Our costs to operate our current fleet of 33 328Jets increased in 2003 and may continue to increase in the future due to the expense of obtaining product support from third parties and due to the limited availability and increasing cost of spare parts. As a result of Fairchild’s bankruptcy and its failure to satisfy its obligations to us under the 328Jet purchase agreement, we may continue to experience higher than expected or unexpected costs in our operations or may encounter consequences or risks for which we are not able to anticipate or plan. In addition, the Pratt & Whitney (“P&W”) PW306B engine that powers our fleet of 328Jet aircraft has had unscheduled maintenance events to repair turbine blades that require the engine to be removed and sent to P&W for repairs. Because of the shortage of spare engines, we have had to temporarily ground several of our 328Jet aircraft, resulting in their not being available under the Delta Connection program. While the cost of the engine repairs is covered under our maintenance agreement with P&W, a continued reduction in the number of planes we can operate under the Delta Connection program could impact our revenue and earnings, could lead to Delta seeking to terminate the DL Agreement for failure to meet the performance standards, result in other incidental expenses or otherwise adversely affect our Delta Connection operation. If the DL Agreement is terminated for failure to meet the performance standards, we do not have the right to require Delta to assume the leases on the 328Jet aircraft used in our Delta Connection operations. There can be no assurance that we will be able to redeploy the these aircraft in a profitable manner. In addition, even if Delta terminates the DL Agreement without cause, triggering our right to require Delta to assume the leases on the 328Jet aircraft, we may not be able to extinguish our obligations under the leases for these aircraft if Delta or its assignee fails to meet certain financial conditions under the DL Agreement at the time Delta becomes obligated to assume the leases.

     Our maintenance costs will increase as our regional jet fleet ages. As our fleet of regional jet aircraft ages, the maintenance costs for such aircraft will likely increase. Although we cannot accurately predict how much our maintenance costs will increase in the future, they may increase significantly. Any such increase could have an adverse effect on our business, financial condition and results of operations. We are vulnerable to any problems associated with the aircraft in our fleet, including design defects, mechanical problems or adverse perception by the public that would result in customer avoidance or an inability to operate our aircraft.

     We likely will incur cash charges as we retire the J-41 aircraft from our fleet. We are in the process of retiring all J-41 type aircraft from our fleet. As we remove these aircraft from service, we will be required to continue to make payments under the lease agreements for the aircraft unless we are able to sublease the aircraft. Even if we are able to sublease the J-41s, it is likely that the sublease income will be lower than our lease payments, because turboprop aircraft such as the J-41s are generally not in demand. Under accounting rules, we will estimate and record an early retirement charge for the present value of the estimated net cost of each aircraft at the time each aircraft is retired, which we currently estimate to be an aggregate charge of approximately $50 million. If and to the extent that we are unable to find suitable sublease arrangements for these aircraft that will cover our lease payments, we will incur actual cash expenditures over the remaining lease terms after the time when we retire the J-41 aircraft in our fleet.

Risk Factors Affecting the Company Relating to Independence Air

     The timing and nature of our commencement of operations as Independence Air will be affected by United and other factors that are beyond our control. The timing of our commencement of operations as Independence Air depends, among other things, on the terms and timing of our disengagement as a United Express carrier, which cannot be projected at this time in large measure due to the uncertainty surrounding when and if United will emerge from bankruptcy. While we intend to place Airbus narrowbody aircraft into service under Independence Air in the fourth quarter of 2004, our ability to utilize our fleet of CRJs in Independence Air’s operations could be significantly impacted depending upon whether United elects to reject or assume the UA Agreements, as well as the timing of any rejection and the amount of notice we receive before a rejection is to take effect. For example, absent adequate notice of United’s rejection of the UA Agreements and/or a negotiated transition with United, our efforts to proceed with certain transition steps such as establishing gate operations and refurbishing aircraft could be impaired. We anticipate that in order to implement operations as Independence Air there will be an interruption in our services during a transition period. The length of this transition period will be dependent on several factors, some of which are beyond our control, such as whether United emerges from bankruptcy or liquidates, and how soon in either case, whether our operation as a United Express carrier terminates through a negotiated arrangement with United or as a result of United rejecting the UA Agreements through its bankruptcy proceeding, and, if so, how much notice we have of such rejection and how quickly it becomes effective. We may also experience unexpected costs and/or a period during which we are not engaged in revenue operations as a result of the terms of our disengagement as a United Express carrier. If we do not have advanced notice of the rejection of the UA Agreements, we expect that we will incur losses and have negative cash flows while we are transitioning our fleet to Independence Air that would exceed the losses that we already anticipate incurring as a result of this transition. Any prolonged stoppage of flying would materially adversely affect our results of operations and financial position, and any failure to timely or successfully implement our transition to Independence Air could have a material adverse effect on our viability.

     Because we have no operating history as a low-fare carrier, it is difficult to evaluate our ability to succeed in this business. Although we have operated as an airline since 1992, our past results offer no meaningful guidance with respect to our future performance because we have not operated as an independent carrier to date. In addition, we have not had responsibility for route planning, scheduling, pricing, marketing, advertising, sales, revenue management or revenue accounting functions since December 2000, and we will be establishing for the first time our own distribution, reservations and ticketing functions. Also, while previous operations have been under the United and Delta brands, Independence Air is a new brand for us, and has limited market recognition. As a result, because we have not yet begun to operate as an independent, low-fare carrier, it is difficult to evaluate our future prospects. Our future performance will depend on a number of factors, including our ability to:

•	establish a brand and product that will be attractive to our target customers;

•	implement our business strategy with larger aircraft than we have previously operated;

•	choose new markets successfully;

•	secure favorable terms with airports, suppliers and other contractors;

•	maintain adequate control over our expenses;

•	monitor and manage major operational and financial risks;

•	obtain and maintain necessary regulatory approvals;

•	attract, retain and motivate qualified personnel;

•	finance the necessary capital investments;

•	maintain the safety and security of our operations; and

•	react to responses from our competitors, including both legacy and low-fare airlines, as we transition to Independence Air.

     There can be no assurances that we will successfully address any of these factors, and our failure to do so could harm our business.

     Our transition to Independence Air will require us to develop and implement significant new infrastructures. Our business strategy involves successfully establishing Washington Dulles International Airport as the hub for a new low-fare airline, increasing the frequency of flights to markets we currently serve to and from Washington Dulles, expanding our operation into certain markets not currently served, and increasing flight connection opportunities. We will have to develop and implement significant new infrastructures that are necessary to operate as an independent airline, including scheduling, market planning and marketing, advertising, ground operations and information systems. Achieving our business strategy is critical in order for our business to create passenger connecting opportunities for markets to be served with our existing fleet of CRJs and with the Airbus narrowbody aircraft we will be acquiring, and to achieve economies of scale, both of which are critical to profitable operations. Increasing the number of markets we serve depends on our ability to successfully introduce the Airbus aircraft into our fleet, and to secure suitable slots, gates, ticket counter positions and other facilities at airports located in our targeted geographic markets. In some of our existing markets we will need to establish ground operations to replace services provided by United, and in the case of those we presently handle we will need to compete with United for facilities and employees as they establish their separate operations should United continue to provide services there, which based upon public statements is their present intent. Opening new markets requires us to commit a substantial amount of resources, even before the new services commence. Expansion will also require additional skilled personnel and equipment. The transition from United will require us to retain employees and facilities during the transition period. An inability to hire and retain skilled personnel or to secure the required equipment and facilities efficiently and cost-effectively or to successfully develop and implement other necessary systems may affect our ability to achieve our business strategy. In addition, implementation of Independence Air may also increase the demands on management and our operating systems and internal controls beyond levels we currently anticipate. Such expansion may strain our existing management resources and operational, financial and management information systems to the point that they may no longer be adequate to support our operations, requiring us to make larger expenditures in these areas than we currently anticipate. There can be no assurance that we will be able to develop these controls, systems or procedures on a timely or cost-effective basis, and the failure to do so could harm our business.

     Failure to successfully implement our strategy for Independence Air could harm our business. Our business strategy for Independence Air involves, among others, increasing the frequency of flights to the markets we serve, reducing unit costs and lowering fares to stimulate demand. By offering fares that are up to 70% lower than walk-up fares charged in the past by United and other carriers from Washington Dulles, we anticipate that we will stimulate passenger growth. While other low-fare carriers have typically stimulated passenger growth by reducing fares, this strategy has not been tested using regional jets on the scale that we intend to use them. There can be no assurance that we will be able to sufficiently stimulate demand to make our high frequency service profitable, and failure to do so may prevent us from successfully implementing our strategy for Independence Air.

     We have a significant amount of fixed obligations, will incur significantly more fixed obligations, and do not have established credit lines or borrowing facilities. We expect to have substantial cash needs as we establish ourselves under the new brand “Independence Air” as a low-fare carrier, including cash required to fund increases in accounts payable, prepaid expenses, prepaid maintenance, aircraft security deposits on new aircraft to be leased, pre-delivery payments on new aircraft to be purchased, as well as anticipated operating losses. As of December 31, 2003, our debt of $142.9 million accounted for 29.0% of our total capitalization. In addition to long term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2003, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year were approximately $1.8 billion for 2004 through 2024, not including commitments for the Airbus narrowbody aircraft we intend to acquire.

     Future operating lease commitments for the 10 leased Airbus aircraft are expected to be approximately $308 million and our purchase commitment for 15 additional Airbus aircraft are expected to be approximately $550 million over the next three years, including estimated amounts for contractual price escalations. We will incur additional debt and other fixed obligations as we take delivery of new aircraft and other parts and equipment and continue to expand into new markets. The leases for the narrowbody aircraft will require security deposits to be held by the lessors in addition to payments of monthly rent and maintenance reserves. The purchase agreement for the narrowbody aircraft will require progress payments to be made for each aircraft as the delivery date approaches. We have historically funded the majority of our aircraft acquisitions by entering into off-balance sheet financing arrangements known as leveraged leases, in which third parties provide equity and debt financing to purchase the aircraft and simultaneously enter into long-term agreements to lease the aircraft to us. In the future, we may elect to finance our aircraft through secured debt, leveraged leases, or operating leases. We are exposed to interest rate risks that can affect our costs under any of these financing techniques. Although we believe that debt and/or lease financing should be available for the 15 firm aircraft to be purchased from an affiliate of Airbus, there can be no assurance that we will be able to secure such financing on terms acceptable to us or at all.

     Our outstanding indebtedness and significant fixed obligations could have important consequences. For example, they could:

•	adversely affect our ability to obtain additional financing to support our planned growth and for working capital and other general corporate purposes;

•	divert substantial cash flow from our operations and expansion plans in order to service our fixed obligations;

•	require us to incur significantly more interest or rent expense than we currently do; and

•	place us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

     We have no lines of credit, other than letters of credit collateralized by cash, and will rely on our existing cash balances, cash flow from operations and other sources of capital to satisfy our obligations. There can be no assurance that we will be able to generate sufficient cash flow from our operations to pay our debt and other fixed obligations as they become due, and our failure to do so could harm our business. If we are unable to make payments on our debt and other fixed obligations we could be forced to renegotiate those obligations or obtain additional equity or debt financing. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our growth strategy. There can be no assurance that our renegotiation efforts would be successful or timely or that we could refinance our obligations on acceptable terms, if at all.

     Our business plan for Independence Air is heavily dependent on the metropolitan Washington, D.C. market, including Northern Virginia, and a reduction in demand for air travel in this market or the inability for Washington Dulles to accommodate our operations would harm our business. Our growth will focus on adding flights to and from our planned primary base of operations at Washington Dulles International Airport, where we intend to operate approximately 350 flights per day. As a result, we will be highly dependent upon the Washington, D.C. and Northern Virginia markets. Our business would be harmed by any circumstances causing a reduction in demand for air transportation in the Washington, D.C. and Northern Virginia metropolitan area, such as adverse changes in local economic conditions, political disruptions or violence (including any terrorist attacks), negative public perception of the city or region, significant price increases linked to increases in airport access costs and fees imposed on passengers or the impact of past or future terrorist attacks. If United replaces some or all of the flights we conduct for them today, Washington Dulles could experience significant congestion. As a result, we would be subject to delays and those delays may frustrate passengers, reduce aircraft utilization and increase costs, all of which could negatively affect our business.

     We will face competition as a low-fare airline from legacy carriers as well as low-fare airlines to which we have not been previously exposed. The airline industry is highly competitive, primarily due to the effects of the Airline Deregulation Act of 1978, which substantially eliminated government authority to regulate domestic routes and fares, and increased the ability of airlines to compete with respect to destination flight frequencies and fares. When we transition to Independence Air, we will operate in a new sector of the airline industry that is highly competitive and is particularly susceptible to price discounting because airlines typically incur only nominal costs to provide service to passengers occupying otherwise unsold seats. We expect that our competition will include legacy carriers and low-fare carriers, which may attempt to protect their markets and expand into new ones by adding service in markets we plan to serve, reducing fares to these markets or both. Several legacy carriers, including United, have introduced low-fare carriers to their operations, and we will face competition from these new airlines at Washington Dulles. In addition, because of the nature of our past relationship with United and because we will offer service between key United hubs, we anticipate that United’s response to our operation as Independence Air will be highly competitive and unpredictable. Our new brand Independence Air also will be competing against established brands used by both legacy carriers and low-fare carriers that carry greater name recognition, both at Washington Dulles and at the other cities that we serve. Both legacy carriers and low-fare carriers also continue to take delivery of regional jets, and we may face increased competition from regional jets at Washington Dulles, including the use of new 70 or 90 seat regional jets, which would be larger than those we currently have in our regional jet fleet. The use of new, larger scale regional jets will allow competitors to serve markets smaller than can now be served by low-fare carriers using larger aircraft, with a seat mile cost that may be lower than ours. In addition, competitors with greater financial resources than ours may price their fares below our fares or increase their service, which could adversely affect our profitability.

     Our planned base of operations for Independence Air will be Washington Dulles International Airport, which is serviced by a number of larger airlines who have greater name recognition and greater resources than we do. These larger airlines may commence or increase their capacity and service at Washington Dulles because there are no slots restricting access at this airport. We will compete against routes and fares offered by airlines at other airports that currently serve the Washington, D.C. metropolitan area, including Reagan National Airport and Baltimore Washington International Airport. We may also face competition from other airlines that may begin serving any of the markets we serve and from ground transportation alternatives. Other airlines also may meet or price their fares below our fares or introduce new nonstop service between cities served by our flights to and from Washington Dulles, and prevent us from attaining a share of the passenger traffic necessary to operate profitably. We expect that competition will exist in all the direct markets that we will serve, as well as in the market for flights that connect through Washington Dulles. We further expect that the competition for passengers connecting through Washington Dulles will be both from airlines offering service through Washington Dulles and from the large number of alternative hubs throughout the U.S., instead of Washington Dulles, through which connecting passengers can elect to route their travel.

     Our business model is dependent on our ability to successfully take delivery of, place into service and integrate new Airbus narrowbody aircraft into our operations. We are in the process of finalizing arrangements for the purchase or lease of 25 new Airbus narrowbody aircraft with options for an additional 50 aircraft. The Airbus narrowbody aircraft will operate in markets that are important to serving a broad selection of cities from Washington Dulles, and providing that service is critical to attracting customers to our airline. The narrowbody aircraft will also allow us to connect passengers to and from markets served by the regional jets to additional long haul markets, and we will thus rely on the Airbus narrowbody aircraft to generate incremental revenues for the regional jet fleet.

     If we are unable to reach definitive agreements on acceptable terms to lease and acquire the Airbus narrowbody aircraft, or if we, Airbus or the aircraft lessors thereafter are unable or unwilling to satisfy contractual obligations relating to the aircraft, we would be required to obtain alternative aircraft. A number of factors could limit or preclude our ability to obtain the aircraft from Airbus, including:

•	We could fail to negotiate mutually acceptable terms for the definitive agreements with Airbus, and our MOUs could terminate;

•	Airbus could refuse, or may not be financially able, to perform its obligations as set forth in the MOUs; and

•	Airbus could experience a disruption to its operations that affects its ability to complete or timely fulfill its obligations.

     Boeing is the only other manufacturer from whom we could purchase new alternate aircraft of the size of the Airbus A319 or A320. If we had to purchase new aircraft from Boeing or used aircraft from other third parties, we cannot be certain that we could obtain those aircraft in the same time frame as currently expected or at comparable prices, or that they would be compatible with our operational structure, which may already be oriented around any Airbus A319 aircraft that have been delivered. Our ability to execute our business plan could be materially impaired if we were required to order alternate aircraft, or if the delivery schedule for the Airbus aircraft were delayed for any meaningful period.

     Acquisition of an all-new type of aircraft, such as the Airbus narrowbody aircraft, involves a variety of risks relating to our ability to successfully place those aircraft into service, including:

•	difficulties or delays in obtaining approval from the FAA for the Company to operate these aircraft;

•	delays in meeting the agreed upon aircraft delivery schedule;

•	difficulties in obtaining financing on acceptable terms to complete our purchase or lease of all of the firm ordered aircraft;

•	inability of the aircraft and all of its components to comply with agreed upon specifications and performance standards; and

•	inability of the Company to successfully complete the required training of flight crews and maintenance staff.

     We do not have experience operating and maintaining the Airbus narrowbody aircraft, and we therefore face risks in integrating a new type of aircraft into our existing infrastructure and operations, including among other things, the additional costs, resources and time needed to hire and/or train new or existing pilots, technicians and other skilled support personnel. Our failure to successfully take delivery of, place into service and integrate into our operations the new Airbus narrowbody aircraft could harm our business.

     In the event that our Airbus aircraft are removed from scheduled service for repairs or other reasons (other than routine maintenance), we could experience a disruption in our scheduled service that would have an adverse effect on our operations. Similarly, our operations could also be harmed by the failure or inability of Airbus to provide sufficient parts or related support services on a timely basis.

     We will rely on maintaining a high daily aircraft utilization rate to keep our costs low, which makes us especially vulnerable to delays. One of the key elements of our business strategy for Independence Air is to maintain a high daily aircraft utilization rate, which is the amount of time that our aircraft spend in the air carrying passengers. High daily aircraft utilization allows us to generate more revenue from our aircraft and is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays from various factors, many of which are beyond our control, including, among others, air traffic and airport congestion, inclement weather, security requirements, crew availability, fueling and ground handling and unscheduled maintenance. Because many of our areas of operations are located in the Northeast, which is susceptible to bad weather conditions and air traffic and airport congestion, our aircraft utilization rates are vulnerable to delays from these factors in particular. In addition, air traffic control for flights we operate is currently controlled by United and Delta, not by us, and is managed on a system-wide basis that often results in our flights being delayed in favor of larger aircraft operated by our code-share partners. The experience of customers on our current United Express and Delta Connection flights, and the on-time records of our flights as United Express and Delta Connection, could result in negative customer perceptions regarding our operations. Once we commence operations as Independence Air, we will for the first time be responsible for managing our air traffic control delays with the FAA and, accordingly, may not manage such operations as efficiently as other low-fare carriers. The expansion of our business to include new destinations and more frequent flights on current routes could increase these risks. Furthermore, a schedule that contemplates high aircraft utilization is subject to the increased risk that once an aircraft falls behind schedule during the day, it could remain behind schedule during the remainder of that day and potentially into the next day, which can result in disruption in operating performance leading to passenger dissatisfaction and missed connections. All of the foregoing delays may increase our costs as well as diminish our reputation among our customers.

     Our business model foregoes marketing systems used by many of our competitors. In order to reduce costs, we do not plan to participate in conventional computerized reservation systems that are owned, operated or utilized by most of the major airlines even though travel agents regularly book flights through such systems. Instead, we intend to rely on reservations by customers or travel agents who contact us directly (either by phone or via our website) to book a flight. Our failure to participate in a conventional computerized reservations system may decrease public awareness of our airline and flight and fare schedule and therefore may cause us a competitive disadvantage. Similarly, many airlines have marketing alliances with other airlines under which they market and advertise their status as marketing alliance partners. Among other things, they share the use of flight designator codes to identify their flights and fares in the computerized reservation systems and permit reciprocity in their frequent flyer programs. In recent years, alliance activity among major carriers has significantly expanded within the airline industry, increasing the scope of operations and resources of our competitors, which, in turn, could adversely affect our ability to compete. Our Independence Air operations will not be a member of any marketing alliance. Our lack of a marketing alliance could harm our business and competitive ability. We also do not intend to participate in interairline baggage handling agreements, under which we forward and receive customer baggage to and from other airlines that may operate flights with which our customers may be connecting, which may discourage potential customers from flying on Independence Air.

     We will rely heavily on automated systems to operate our business and any failure of these systems could harm our business. We will depend on automated systems to operate our business as Independence Air, including our computerized airline reservation system, our telecommunication systems, kiosks, and our website. Our website and reservation and check-in systems must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations system, kiosk, or telecommunication systems failures could reduce the attractiveness of our services and could cause our customers to purchase tickets from another airline. While we have backup systems for some aspects of our operations, our systems have not been fully tested and are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. In order to provide a reservations system and the infrastructure to receive customer calls, we will contract with third party vendors to provide the software, hardware, and technical support of the reservations system and the physical location and staffing for a call center. We also may need to rely on third-party vendors to implement our back-up systems, which would place aspects of maintaining important data beyond our control. Any disruption in our or our third parties’ systems or in the ability of the third party vendors to provide their services could result in the loss of customer bookings or important data, increase our expenses and generally harm our business.

     Our inability to obtain approval to operate more aircraft from the FAA and the DOT would materially restrict our growth and harm our business plan. We possess all the FAA and Department of Transportation, or DOT, approvals we require to perform the air transportation services we currently provide. We will be required, however, to obtain additional authority from the FAA to operate and maintain the Airbus narrowbody aircraft that are scheduled to be added to the fleet for Independence Air. In addition, the DOT will be required to conclude that we are considered statutorily “fit” to engage in air transportation with these larger jet aircraft and otherwise to operate without a major code share partner as we have in the past. There can be no assurance that such authorizations, when they are sought, will be granted. The failure of the FAA and the DOT to grant these approvals to us or delays in such approvals would materially restrict our ability to grow, to increase revenues and cash flow and to offer a service to a broad network of cities to attract customers.

     We are subject to risks arising from fuel costs. Fuel costs constitute a significant portion of our total operating expenses (19% of operating expenses, excluding aircraft early retirement charges for the year ended December 31, 2003). Significant increases in fuel costs would harm our financial condition and results of operations. We estimate that for 2003, a one cent increase in the price per gallon of fuel expense would have increased our fuel expense by $1.3 million. We have historically obtained a portion of our fuel through contracts with our code share partners and will need to contract independently at certain stations to purchase fuel for our Independence Air operations. Under the terms of our fee-for-service agreements with United and Delta, those parties had the risks and benefits of changes in fuel prices and so we were not exposed to fluctuations in fuel prices. We will be exposed to increases in fuel prices once we begin operating as Independence Air, and currently have no fuel hedges in place to mitigate that exposure. We cannot predict the future cost and availability of fuel. Both fuel costs and availability are subject to many economic and political factors and events occurring throughout the world over which we have no control. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for both home heating oil and gasoline. In the event of a fuel supply shortage, higher fuel prices or the curtailment of scheduled service could result. Some of our competitors may have more leverage than we do in obtaining fuel. There can be no assurance that increases in the price of fuel can be offset by higher fares.

     We may not be able to achieve access to suitable airports located in our targeted geographic area. Our future growth as Independence Air is materially dependent on our ability to access suitable airports located in our targeted geographic markets for both our larger, narrowbody aircraft and our regional jets at costs that are consistent with our low-fare strategy. Any condition that would deny, limit or delay our access to airports we serve or seek to serve in the future would constrain our ability to grow. A change in the terms of our access to existing facilities or any increase in the relevant charges paid by us as a result of the expiration or termination of such arrangements and our failure to renegotiate comparable terms or rates could have a material adverse effect on our results of operations. We plan to base our operations predominantly at Washington Dulles Airport. There can be no assurance that such airport will not impose higher airport charges in the future or that such increases would not adversely affect our operations.

Other Risk Factors Affecting the Company

     We are under pressure to control and reduce our costs. The economic downturn reduced demand for air travel and the success of low-fare carriers has resulted in increased emphasis in the airline industry on controlling and reducing expenses. In this environment, if we are unable to align our costs with our business plan or to control and reduce our costs in general, we may not be able to effectively compete against other regional carriers or low-fare carriers to maintain or expand our existing operations and carry out our business plan.

     Our current operations benefit from government support for insurance costs. Following the September 11 terrorist attacks, the aviation insurance industry imposed a worldwide surcharge on aviation insurance rates as well as a reduction in coverage for certain war risks. In response to the reduction in coverage, the Air Transportation Safety and System Stabilization Act provides U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market. Prior to December 2002, we purchased hull war risk coverage through the private insurance market, and purchased liability war risk coverage through a combination of U.S. government provided insurance and private insurance. In December 2002, the U.S. government offered to provide additional war risk coverage that included certain risks previously covered by private insurance. We have purchased, at rates that are significantly lower than those charged by private insurance carriers, hull and liability war risk coverage from the U.S. government through August 31, 2004. Due to the cost and difficulty in obtaining insurance in the commercial markets, we anticipate renewing the insurance through the FAA for so long as it is available. The inability to obtain insurance at any cost or the availability of insurance only at excessive rates, could affect our ability to operate.

     Our contracts with two of our unions currently are amendable. Our contract with Aircraft Mechanics Fraternal Association (“AMFA”), which was ratified in June 1998, became amendable in June 2002, and our contract with the Association of Flight Attendants-Communications Workers of America (“AFA-CWA”), which was ratified in October 1998, became amendable in October 2002. The AMFA contract covers all aviation maintenance technicians and ground service equipment mechanics working for us and the AFA-CWA contract covers all flight attendants working for us. We have entered into discussions with AFA-CWA regarding a new agreement, and have been in negotiations with AMFA during 2003 and recently both sides have agreed to mediation under the Railway Labor Act. Although there can be no assurances as to the outcome of these negotiations and mediation, we anticipate ultimately being able to reach agreement with both unions on mutually satisfactory contracts with no material effect on its results of operations or financial position. However, the failure to resolve these negotiations on appropriate terms could affect our ability to compete effectively.

     Our results of operations will fluctuate. We expect our quarterly operating results to fluctuate in the future based on many factors including competition, changes in aircraft fuel costs, security costs, weather, the timing and amount of maintenance and our ability to successfully develop the “Independence Air” brand, including costs related to marketing expenditures in this effort. Because a substantial portion of airline travel (both business and personal) is discretionary, the industry tends to experience adverse financial results during general economic downturns. Any prolonged general reduction in airline traffic may particularly affect us because our business plan is more dependent, in part, on the stimulation of discretionary air travel. In addition, seasonal variations in weather and traffic affect our operating results from quarter to quarter. Given our high proportion of fixed costs, this seasonality affects our profitability from quarter to quarter. Our base of operations is located in the Washington, D.C. area, and many of our areas of operations are located in the Northeast, which makes our operations susceptible to air traffic and airport congestion as well as bad weather conditions in the winter, causing increased costs associated with deicing aircraft, cancelled flights and accommodating displaced passengers. Due to our geographic area of operations and our use of regional jets, we are more susceptible to adverse weather conditions along the East Coast than some of our competitors, who may be better able to spread weather-related risks over more diverse route systems. As we enter new markets, we could be subject to additional seasonal variations. Due to the factors described above, quarter-to-quarter comparisons of our operating results may not be good indicators of our future performance. In addition, it is possible that in any future quarter our operating results could be below the expectations of investors and any published reports or analyses regarding Independence Air. In that event, the trading prices of our common stock could decline, perhaps substantially.

     Our business would be harmed if we lost the services of any key personnel. Our success depends to a large extent on the continued service of our executive management team. Although we have employment agreements with certain executive officers, it is possible that members of management may resign. We may incur unexpected expenses and have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business. We maintain key-man life insurance on certain executive officers only to the extent necessary to fund life insurance commitments under employment agreements in the event of death.

Risk Factors Affecting the Airline Industry

     The U.S. airline industry is experiencing significant restructurings and bankruptcies. The recent U.S. airline industry environment has probably been the worst in its history. Beginning in early 2001, the industry has experienced depressed demand and shifts in passenger demand, lower unit revenues, increased insurance costs, increased fuel costs, increased government regulations and taxes, and tightened credit markets, evidenced by higher credit spreads and reduced capacity to borrow. These factors are directly affecting the operations and financial condition of participants in the industry including aircraft manufacturers. Several major airlines have used the bankruptcy process to reduce their expenses and streamline their operations. Our contractual relationships with others may continue to be affected by other companies’ bankruptcies or by concerns regarding potential bankruptcies. The bankruptcy or prospect of bankruptcy among other companies which operate in our industry may result in unexpected expenses and create other risks or uncertainties that we are not able to anticipate or plan around.

     The travel industry has been materially adversely affected by the September 11, 2001 terrorist attacks and on-going security concerns. The U.S. airline industry continues to recover from the events of September 11, 2001 and increased concerns over additional acts of terrorism. The major carriers continue to experience losses or operate near break-even levels of profitability even after reducing capacity, negotiating wage and work rule concessions and, for certain carriers, filing for bankruptcy protection. Passenger traffic continues to be negatively impacted by the general economic situation in the United States, threats of terrorist activities, terrorist alerts, violence in the Middle East, and increased security measures at the nation’s airports. Instability in the Middle East and other parts of the world has increased the risk that the industry will continue to be adversely affected by reduced demand, increased security costs, increased fuel costs, and other factors. While our code share agreements currently allow us to recover certain of these additional expenses from our partners, no such cost recovery arrangements will be available for our Independence Air operations, and the effects of any new terrorist attacks and/or security measures could impair our ability to operate profitably.

     Airlines are often affected by factors beyond their control, including weather conditions, traffic congestion at airports and increased security measures, any of which could harm our operating results and financial condition. As with other airlines, we are subject to delays caused by factors beyond our control, including adverse weather conditions, air traffic congestion at airports and increased security measures. Delays frustrate passengers, reduce aircraft utilization and increase costs, all of which negatively affect profitability. During periods of fog, snow, rain, storms or other adverse weather conditions, flights may be cancelled or significantly delayed. Cancellations or delays due to weather conditions, traffic control problems and breaches in security could harm our operating results and financial condition.

     Changes in government regulations imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions. Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the DOT and the FAA have issued regulations relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. There can be no assurance that these and other laws or regulations enacted in the future will not harm our business.

     The airline industry is characterized by low profit margins and high fixed costs, and we may be unable to establish our brand or to compete effectively against other airlines with greater financial resources or lower operating costs. The airline industry is characterized generally by low profit margins and high fixed costs, primarily for personnel, aircraft fuel, debt service and rent. The expenses of an aircraft flight do not vary significantly with the number of passengers carried. As a result, a relatively small change in the number of passengers or in pricing could have a disproportionate effect on an airline’s operating and financial results. Accordingly, a minor shortfall in expected revenue levels could harm our business. In addition, the airline industry is highly competitive and is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. We will compete with other airlines on substantially all of our routes. Many of these airlines are larger and have greater financial resources and name recognition or lower operating costs or both than we do. Some of these competitors may chose to add service, reduce their fares or both, in some of our markets following or in anticipation of our entry. Therefore, we may be unable to compete effectively against other airlines that introduce service or discounted fares in the markets that we serve which could harm our business.

     Our reputation and financial results could be harmed in the event of an accident or incident involving our aircraft. An accident or incident involving one of our aircraft could involve repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service, and significant potential claims of injured passengers and others. We are required by the DOT to carry liability insurance. Although we believe we currently maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate and we may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that we are less safe or reliable than other airlines, which would harm our business.

Internet Website

     The Company’s Internet website can be found at www.atlanticcoast.com, with additional material related to Independence Air at www.flyi.com. The Company makes available free of charge on or through its Internet website under the heading “For Investors”, access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission. The contents of these websites are not a part of this Form 10-K.

Item 2. Properties

     Fleet Composition: The following table describes the Company’s fleet of aircraft, scheduled firm deliveries and options as of February 15, 2004:

	Total Number of	Number of Aircraft	Number of Aircraft		Average Age in
	Aircraft	Leased	Owned	Passenger Capacity	Years	Aircraft on Order	Options

Bombardier CRJ200	87	75	12	50	3.1	34	80
Fairchild Dornier 328Jet	33	32	1	32	3.0	—	—
British Aerospace J-41	24	20	4	29	9.2	—	—
Airbus A319/A320	—	—	—	132/156	—	25	50

	144	127	17		4.1	59	130

     The Company plans to retire early its remaining British Aerospace J-41 turboprop aircraft (“J-41s”) in the fleet. Under the plan, J-41s would be removed from service as they transition out of the United Express program. The Company’s commitment to purchase 34 CRJ aircraft on order is subject to certain conditions which, unless waived by the Company, would not be satisfied unless the Company has an agreement with United to operate these aircraft in the United Express program. The Airbus A319/A320 aircraft identified above are based on a firm lease agreement for four aircraft, and on Memoranda of Understanding for other aircraft, and assume that the Company will be able to finalize lease or purchase agreements. The first A319 aircraft is scheduled to be delivered in September 2004 with three more to follow, one each succeeding month, for the remainder of 2004.

     Sixteen are scheduled to be delivered in 2005, and the five A320 aircraft are scheduled to be delivered in 2006. The order for five A320 aircraft is convertible into an order for five A319 aircraft at the option of the Company with certain notice required prior to delivery.

     Leased Facilities

     Airports

     The Company enters into agreements for the use of passenger terminals at most of the airports the Company serves and leases ticket counter and office space at those locations where ticketing and the Company’s aircraft are handled by Company personnel. Payments to airport authorities for ground facilities are generally based on a number of factors, including space occupied as well as flight and passenger volume. The Company occupies a 69,000 square foot passenger concourse at Washington Dulles dedicated solely to regional airline operations. The 36-gate concourse, designed to support the Company’s United Express operation, is owned by the Metropolitan Washington Airports Authority and leased to the Company under a lease with a termination date of September 30, 2014. The Company also occupies 7 additional gates at Washington Dulles, and is negotiating arrangements for the exchange of these gates for up to 8 gates suitable for narrowbody operations in an area adjacent to its 36-gate concourse. Finally, the Company is working with the various airports to arrange for gate and terminal space at locations to be serviced by Independence Air.

     Corporate Offices

     The Company’s executive, administrative and system control departments are located in a three-story office building encompassing 77,000 square feet of space under an operating lease ending December 2010. The Company’s employee training and services center is located in a nearby 79,000 square foot building under a lease ending December 31, 2007. Together, these properties provide the necessary administrative facilities for the Company’s operations.

     Maintenance Facilities

     The FAA’s safety regulations mandate periodic inspection and maintenance of commercial aircraft. The Company performs most line maintenance, service and inspection of its aircraft and engines at its own maintenance facilities using its own personnel.

     The Company performs maintenance functions at a 112,000 square foot aircraft maintenance facility at Washington Dulles, a 34,000 square foot hangar facility in Columbia, South Carolina, and a 53,000 square foot hangar at Chicago O’Hare airport. The Washington Dulles aircraft maintenance facility is comprised of 60,000 square feet of hangar space and 52,000 square feet of support and administrative space. The lease term for the Washington Dulles aircraft maintenance facility expires December 24, 2024. The lease term for the Columbia facility expires on June 1, 2005 or earlier on 90 days notice. The Chicago O’Hare facility is subleased from United, with the Company obligated to pay United’s cost related to the operation of the building including ground rent. This sublease expires on December 31, 2007 although United has the right to reject this lease in bankruptcy and either party in any case has the right to terminate on 90 days notice. In addition to these maintenance facilities, the Company performs maintenance functions utilizing hangar space at Cincinnati’s Northern Kentucky International Airport provided by Delta at no cost to the Company.

     Going forward the Company will be performing the majority of its maintenance function for CRJs at the facility at Washington-Dulles. Line station maintenance for the Independence Air operation will be provided by contract maintenance. Some high frequency stations could be minimally staffed by ACA personnel. Routine overnight maintenance for the Airbus aircraft will be performed by contract maintenance at line stations and by Company mechanics at Washington Dulles. The heavier overnight checks will be done at a hangar location that has not yet been selected.

Item 3. Legal Proceedings

     The Company is involved in legal proceedings related to the insolvency of Fairchild Dornier GmbH (“Fairchild”), which was initiated in 2002. The Company holds a bond in the amount of $1.2 million from an independent insurance company, which secures deposits placed with Fairchild for undelivered aircraft, and has made a demand for payment under this bond. Fairchild’s insolvency trustee has made a claim for the collateral posted with the insurance company, and the insurance company has withheld payment of the bond. The matter is presently with the U.S. Bankruptcy Court for the Western District of Texas.

     On October 14, 2003, the Company commenced arbitration proceedings against GE Engine Services, Inc. (“GE”). In the proceeding, the Company seeks a ruling by an arbitrator that it has the right to remove any or all engines from the scope of an engine services agreement with GE governing the scheduled and unscheduled repair of ACA’s CRJ jet engines. GE has also requested that the arbitration also address the issue of whether GE is owed certain amounts it claims it is owed pursuant to the agreement. The parties are presently addressing preliminary procedures in advance of proceeding with this arbitration. The Company believes that it has adequately reserved for GE’s counterclaim in the event that an arbitrator rules in favor of GE’s counterclaim. If the arbitrator were to rule against the Company’s interpretation of the agreement, covered engines will remain subject to the agreement for the balance of the term of the agreement.

     The Company has been named in several lawsuits arising from the terrorist activities of September 11, 2001. These actions were commenced by or on behalf of individuals who were injured or killed as a result of the hijackings of the four flights. These actions seek compensatory and punitive damages. However, pursuant to the Air Transportation Safety and System Stabilization Act, the Company’s liability for these claims is limited to the Company’s liability insurance. In each case, the plaintiffs have named the airlines operating at the airports from which the flights originated, including the Company, under the theory that all of the airlines are jointly responsible for the alleged security breaches by the airport security contractor. The court recently denied the motion of American Airlines and other defendants, including the Company, seeking dismissal of all ground victim claims on the basis that the airline defendants do not owe a duty as a matter of law to individuals injured or killed on the ground. The Company anticipates that it will raise other defenses including its assertion that it is not responsible for the incidents as it had no control over the security checkpoints through which the hijackers allegedly gained access to the hijacked aircraft. Numerous lawsuits alleging this claim were filed during the third quarter of 2003 as a result of the possible expiration of certain statutes of limitations. A total of 81 complaints against the Company are known to be pending. Of the 81 complaints, 37 are active, as the claimants have formally opted out of the Victim Compensation Fund. The remaining 44 claimants are required to elect whether or not to opt out of the Victim Compensation Fund. The claimants who have filed are required to serve their complaints by March 7, 2004 if they wish to proceed. The Company anticipates that other similar lawsuits could be filed on behalf of other victims.

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

     The insurance held by Legion on the Company’s policy was fully covered by reinsurance, which means that other carriers are contractually obligated to cover all claims that are direct obligations of Legion. It is additionally believed that a “cut-through” provision exists that causes funds to pass directly from the reinsurers to the Company in situations such as the rehabilitation or insolvency of a primary insurer. Other companies, including American Airlines, Inc. (“American”), have similar policy provisions. American and others intervened in the Legion rehabilitation and moved to have the cut-through provisions enforced. However, other creditors of Legion and the Pennsylvania Insurance Commissioner maintained that the funds should apply to Legion’s other obligations. On June 26, 2003, the Pennsylvania Commonwealth Court ruled in American’s favor and entered an order enforcing the cut-through provisions. The Court ruled that the reinsurance contract proceeds at issue were not general assets of the Legion estate. On July 25, 2003, the Court entered an Order of Liquidation that incorporated the June 26, 2003 ruling. The Order provided a means whereby the Company could intervene to assert rights to its own reinsurance. The Company filed a motion to intervene which remains outstanding. The Insurance Commissioner and others appealed the Court’s ruling regarding reinsurance and the Pennsylvania Supreme Court entered an automatic supersedeas that stayed the matter at the trial level. If upheld on appeal, the ruling provides an avenue whereby the Company can seek to have its cut-through provision enforced. However, if the ruling is overturned on appeal, the Company will likely be underinsured for these claims at the percentages set forth above. This underinsurance would include September 11 related lawsuits and any other similar lawsuits that are brought against the Company. The Company has accrued reserves for its likely exposure on claims known to date. No reserves have been accrued for the September 11 related claims.

     The Company is currently involved in litigation against Mesa Air Group, Inc. (“Mesa”) arising from Mesa’s proposed exchange offer and consent solicitation to replace the Company’s board of directors, both of which Mesa announced in October 2003. In its complaint filed with the United States District Court for the District of Columbia on October 27, 2003, and as subsequently amended, the Company alleged that Mesa made materially false and misleading statements and omissions in violation of Sections 14(a) and (e) of the Securities Exchange Act of 1934 in connection with its consent solicitation and potential exchange offer. The complaint alleged, among other things, that (i) Mesa concealed its own direct and material interests in seeking to remove the Company’s board of directors; (ii) Mesa made several false and misleading statements about its November 12, 2003 memorandum of understanding with United Air Lines, Inc. (the “United MOU”); (iii) Mesa failed to disclose United Air Lines (“United”) as a participant in its consent solicitation and proposed transaction; (iv) Mesa made materially false and misleading statements about the independence, beliefs, intentions and qualifications of Mesa’s nominees to the Company’s board of directors; (v) Mesa failed to disclose multiple incidents of questionable trading in Mesa stock by insiders; and (vi) Mesa failed to disclose conflicts of interests and self-dealing by Mesa’s directors. On November 26, 2003, the Company amended its complaint to further allege that Mesa’s consent solicitation and proposed exchange offer violated Section 1 of the Sherman Act and Section 7 of the Clayton Act by seeking, in concert with United, to prevent the Company from entering relevant markets through launching Independence Air. For the alleged antitrust violations, the Company sought injunctive relief to prevent Mesa from proceeding with the consent solicitation or proposed exchange offer, damages, and attorneys’ fees. On December 18, 2003, the District Court entered a preliminary injunction with respect to the Company’s antitrust claim under Section 1 of the Sherman Act, enjoining Mesa from proceeding with its consent solicitation or exchange offer pending final resolution of the matter. The Court denied the Company’s separate requests for preliminary relief under Section 14(a) and 14(e) of the Securities and Exchange Act of 1934 and Section 7 of the Clayton Act. On January 9, 2004, the Company posted a $10,000,000 cash bond in connection with the preliminary injunction as required by the District Court’s order dated December 30, 2003. At the Court’s direction, the cash bond was placed in an interest bearing account invested in Treasury Bills. On January 20, 2004, Mesa filed a Notice of Appeal to the United States Court of Appeals for the District of Columbia Circuit from the District Court’s order entering a preliminary injunction under Section 1 of the Sherman Act. If the court were to determine that Mesa was wrongfully enjoined, Mesa may have a right to seek payment for costs or damages incurred as a result of the injunction. The Company believes the preliminary injunction was properly entered and that the District Court’s decision will be upheld on appeal, and will vigorously defend on appeal.

     On February 10, 2004, Mesa filed a counterclaim against the Company, alleging that the Company’s preliminary proxy statement and other public statements made in connection with Mesa’s consent solicitation and the Company’s plans to launch Independence Air were materially false and misleading, in violation of Section 14(a) of the Exchange Act. More specifically, Mesa alleged that the Company (i) failed to disclose the terms of its November 2003 memorandum of understanding with Airbus Industrie AVSA for the purchase of new aircraft, (ii) failed to disclose the risks and capital requirements of the Company’s plan to change its business model and launch a new independent low-fare airline; (iii) failed to give meaningful consideration to Mesa’s initial proposal to acquire the Company; and (iv) failed to disclose that it had arranged for the delivery from a Company employee of a consent form to Mesa’s solicitation, in order to trigger the time period for Mesa to solicit consents, even though Mesa’s solicitation materials had not been cleared by the SEC. In the counterclaim, Mesa seeks, among other things, an order (i) declaring that the Company’s public statements in connection with Mesa’s consent solicitation and the Company’s plan to launch an independent, low-fare airline violated Section 14(a) of the Exchange Act, (ii) requiring the Company to issue corrective disclosures, and (iii) enjoining the Company from making any further materially false and misleading statements in connection with Mesa’s consent solicitation and the Company’s plan to launch an independent, low-fare airline. The Company believes the counterclaim lacks merit and will, if necessary, vigorously contest the allegations set forth therein.

     On December 18, 2003, the Company received a Civil Investigative Demand (“CID”) from the Antitrust Division of the United States Department of Justice (“DOJ”) relating to an ongoing DOJ antitrust investigation. As disclosed in the CID, the investigation concerns the proposed acquisition of the Company by Mesa, and possible violations by Mesa of Section 1 of the Sherman Act and Section 7 of the Clayton Act. On December 19, 2003, the Company was advised by the DOJ that similar CIDs had been issued to both Mesa and United in connection with the same investigation. The Company is cooperating fully with the DOJ’s investigation.

     The FAA has made the Company aware that it has reviewed and is seeking assurances with respect to certain Company maintenance program time tracking and related maintenance practices. In connection with this, the FAA previously informed the Company that it needed to satisfy the FAA’s concerns prior to adding additional aircraft to its operations. The Company has responded to the issues raised by the FAA and satisfied its concerns to the extent that the FAA permitted the Company to add two new CRJ aircraft to its operations effective October 28, 2003. The Company continues to work closely with the FAA and believes that it will be able to continue to assure the FAA that its maintenance tracking and related practices meet and exceed FAA requirements, without any interruption in its business plans. However, the FAA could seek to impose a civil penalty in connection with this matter. In addition to this matter, the Company is the subject of ongoing FAA and TSA civil penalty cases relating to alleged violations of FAA and TSA enforced rules and regulations. The Company believes that the number of such cases and the amount of the civil penalties sought by the FAA and TSA is consistent with the experience of other airlines with operations of the size and scope of those provided by the Company, and that the disposition of these cases is not likely to have a material effect on the Company’s financial position or the results of its operations.

     In addition to those matters discussed above, the Company is a party to routine litigation all of which is viewed to be incidental to its business, and none of which the Company believes are likely to have a material effect on the Company’s financial position or the results of its operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fiscal quarter ended December 31, 2003, to a vote of the security holders of the Company through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s common stock, par value $.02 per share (the “Common Stock”), is traded on the NASDAQ National Market (“NASDAQ/NM”) under the symbol “ACAI”. Trading of the Common Stock commenced on July 21, 1993.

     The following table sets forth the reported high and low closing sale prices of the Common Stock on the NASDAQ/NM for the periods indicated:

	High	Low

2002
First quarter	$29.21	$23.05
Second quarter	$24.31	$19.57
Third quarter	$19.61	$8.69
Fourth quarter	$17.03	$8.30

	High	Low

2003
First quarter	$14.54	$5.50
Second quarter	$13.31	$6.38
Third quarter	$11.16	$7.02
Fourth quarter	$12.68	$8.54
2004
First quarter (through February 9)	$10.17	$8.28

     As of February 9, 2004, the closing sales price of the Common Stock on NASDAQ/NM was $8.58 per share and there were approximately 183 holders of record of Common Stock.

     The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain earnings to finance the growth of its operations. The payment of cash dividends in the future will depend upon such factors as earnings levels, capital requirements, the Company’s financial condition, the applicability of any restrictions imposed upon the Company subsidiaries by certain of its financing agreements, the prohibition of dividends imposed by the Company’s line of credit, and other factors deemed relevant by the Board of Directors. In addition, ACAI is a holding company and its only significant asset is its investment in its subsidiary, ACA.

     The Company’s Board of Directors has approved the repurchase of up to $40.0 million of the Company’s outstanding common stock in open market or private transactions. As of December 31, 2003, the Company has repurchased 2,182,745 shares of its common stock and has approximately $21.0 million remaining of the $40.0 million authorized for repurchase.

Item 6. Selected Financial Data

     The following selected financial data under the captions “Consolidated Financial Data” and “Consolidated Balance Sheet Data” relating to the years ended December 31, 1999, 2000, 2001, 2002 and 2003 have been derived from the Company’s consolidated financial statements. The following selected operating data under the caption “Selected Operating Data” have been derived from Company records. The data should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
(Dollars in thousands, except per share amounts and operating data)

Consolidated Financial Data:	Years ended December 31,

	1999	2000	2001	2002	2003

Operating revenues:
Passenger	$342,079	$442,695	$577,604	$749,103	$859,659
Other	5,286	9,831	5,812	11,421	16,752

Total operating revenues	347,365	452,526	583,416	760,524	876,411
Operating expenses:
Salaries and related costs	84,554	107,831	164,446	203,341	211,823
Aircraft fuel	34,072	64,433	88,308	115,801	144,618
Aircraft maintenance and materials	24,357	36,750	48,478	72,233	85,701
Aircraft rentals	45,215	59,792	90,323	112,068	128,824
Traffic commissions and related fees	54,521	56,623	15,589	19,994	22,838
Facility rents and landing fees	17,875	20,284	32,025	43,805	51,111
Depreciation and amortization	9,021	11,193	15,353	21,155	28,424
Other	28,458	42,537	61,674	85,163	92,823
Aircraft early retirement charges (1)	—	28,996	23,026	24,331	(27,654)

Total operating expenses	298,073	428,439	539,222	697,891	738,508

Operating income	49,292	24,087	44,194	62,633	137,903
Other (expense) income :
Interest expense	(5,614)	(6,030)	(4,832)	(4,332)	(6,502)
Interest income	3,882	5,033	7,500	4,628	2,549
Government compensation (2)	—	—	9,710	944	1,520
Other income (expense), net	(85)	(278)	263	552	(220)

Total other (expense) income, net	(1,817)	(1,275)	12,641	1,792	(2,653)

Income before income tax expense and cumulative effect of accounting change	47,475	22,812	56,835	64,425	135,250
Income tax provision	18,319	7,657	22,513	25,139	52,452

Income before cumulative effect of accounting change	29,156	15,155	34,322	39,286	82,798
Cumulative effect of accounting change, net (3)	(888)	—	—	—	-

Net income	$28,268	$15,155	$34,322	$39,286	$82,798

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA (continued)
(Dollars in thousands, except per share amounts and operating data)

	Years ended December 31,

	1999	2000	2001	2002	2003

Income per share:
Basic:
Income before cumulative effect of accounting change	$.77	$.38	$.79	$.87	$1.83
Cumulative effect of accounting change	(.02)	—	—	—	-

Net income per share (4)	$.75	$.38	$.79	$.87	$1.83

Diluted:
Income before cumulative effect of accounting change	$.68	$.36	$.76	$.85	$1.82
Cumulative effect of accounting change	(.02)	—	—	—	-

Net income per share (4)	$.66	$.36	$.76	$.85	$1.82

Weighted average number of shares used in computation (in thousands) (4)
Basic	37,928	40,150	43,434	45,047	45,285
Diluted	44,030	43,638	45,210	46,019	45,398
Selected Operating Data:
Revenue departures (completed)	186,571	199,050	235,794	283,118	292,722
Revenue passengers carried	3,234,713	3,778,811	4,937,208	7,160,480	8,415,824
Revenue passenger miles (000s) (5)	1,033,912	1,271,273	1,895,152	2,833,155	3,325,979
Available seat miles (000s) (6)	1,778,984	2,203,839	3,292,798	4,345,860	4,640,679
Passenger load factor (7)	58.1%	57.7%	57.6%	65.2%	71.7%
Revenue per available seat mile	$0.195	$0.205	$0.177	$0.175	$0.189
Cost per available seat mile (8)	$0.168	$0.194	$0.164	$0.161	$0.159
Average yield per revenue passenger mile (9)	$0.331	$0.348	$0.305	$0.264	$0.258
Average passenger trip length (miles)	320	336	384	396	395
Revenue per departure (10)	$1,851	$2,231	$2,452	$2,646	$2,937
Aircraft utilization (block hours)	8.6	7.8	8.1	8.8	8.0
Average cost per gallon of fuel (cents)	74.6	111.1	98.4	97.0	112.9
Aircraft in service (end of period)	84	105	117	137	145
Destinations served (end of period)	51	53	64	84	85
Consolidated Balance Sheet Data:
Working capital	$60,440	$72,018	$138,659	$197,631	$270,849
Total assets	293,753	382,700	452,425	575,138	783,244
Long-term debt and capital leases, less current portion	92,787	67,089	60,643	54,291	134,327
Total stockholders’ equity	125,524	168,173	221,300	275,368	359,414

1.	In 2003, the Company recorded an operating credit totaling $27.7 million ($16.9 million net of income tax) for the early retirement of J-41 turboprop aircraft. The $27.7 million credit included a reversal of $34.6 million in pretax early aircraft retirement charges that had been recorded in prior periods, and $6.9 million of early retirement charges represents the present value of future lease and other costs associated with the retirement of 2 leased J-41 turboprop aircraft during the fourth quarter 2003. In 2002, the Company recorded an operating charge of $24.5 million ($14.8 million net of income tax benefits) for the non-discounted value of future lease and other costs associated with the early retirement of 18 J-41 turboprop aircraft. In the second quarter of 2002 the Company revised the retirement schedule for its leased J-41s. Included in the operating charge for 2002 was a credit of $4.8 million ($2.9 million net of income tax benefits) to reverse a portion of the operating charge booked in 2001. In addition, in 2002, the Company reversed the remaining portion of the original 2000 operating charge of $0.2 million. In 2001, the Company recorded an operating charge of $23.5 million ($14.0 million net of income tax benefits) for the non-discounted value of future lease and other costs associated with the early retirement of nine J-41 turboprop aircraft. In 2000, the Company recorded an operating charge of $29.0 million ($17.4 million net of income tax benefits) for the present value of future lease and other costs associated with the early retirement of 28 J-32 turboprop aircraft. Upon completion of the J-32 retirement plan in 2001, the Company reversed $0.5 million of the original 2000 operating charge in 2001.

2.	In 2003, 2002 and 2001, the Company recognized $1.5 million, $0.9 million and $9.7 million respectively as non-operating income for funds received under the Air Transportation Safety and System Stabilization Act, signed into law by President Bush on September 22, 2001.

3.	In 1999, the Company recorded a charge of $888,000 for the cumulative effect, net of income taxes, of a change in accounting for pre-operating costs in connection with the implementation of Statement of Position 98-5.

4.	All per share calculations have been restated to reflect a 2-for-1 Common Stock split effected as dividends distributed on February 23, 2001.

5.	“Revenue passenger miles” or “RPMs” represent the number of miles flown by revenue passengers.

6.	“Available seat miles” or “ASMs” represent the number of seats available for passengers multiplied by the number of scheduled miles the seats are flown.

7.	“Passenger load factor” represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.

8.	“Operating cost per available seat mile” or “CASM” represents total operating expenses divided by available seat miles.

9.	“Average yield per revenue passenger mile” represents the average passenger revenue received for each mile a revenue passenger is carried.

10.	“Revenue per departure” represents the revenue received for each departure and is calculated by dividing gross passenger revenue by revenue departures.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

     Atlantic Coast Airlines Holdings, Inc. (“ACAI”) operates through its wholly owned subsidiary, Atlantic Coast Airlines (“ACA”). In 2003, the Company recorded net income of $82.8 million compared to $39.3 million for 2002, and $34.3 million for 2001. For 2003, the Company’s available seat miles (“ASM”) increased 6.8% with the addition of 13 Canadair Regional Jet (“CRJ”) aircraft, net of the reduction of five British Aerospace Turboprop J-41 (“J-41”) aircraft during the year. The number of total passengers increased 17.5%, and revenue passenger miles (“RPM”) increased 17.4%. For 2002, the Company’s ASM increased 32% with the addition of 17 CRJ aircraft and 4 328Jet aircraft, net of the reduction of 1 J-41 aircraft during the year. The number of passengers increased 45.0% and RPM increased 49.5%.

     In early 2003, the Company implemented a cost reduction program to address decreases in aircraft utilization by its code share partners in response to industry-wide over-capacity that was affected by the war with Iraq and the outbreak of Severe Acute Respiratory Syndrome (SARS), and to respond to United’s notification that as part of its bankruptcy restructuring it intended to accept bids from both existing and new carriers for its United Express business. The Company ended the year 2003 with 145 aircraft and averaged 8.0 hours per day utilization for the year. This compares to ending the year 2002 with 137 aircraft and an average utilization of 8.8 hours per day and ending the year 2001 with 117 aircraft and an average utilization of 8.1 hours per day. The Company’s cost reduction program included reduced payroll costs through the elimination of the Company’s employee incentive programs and 5% to 10% reductions in salaries for management employees, lower training costs and lower related travel costs.

     The Company expects to begin operation of its low-fare airline, Independence Air, during 2004. The Company and United have failed to reach agreement on a revised code share agreement and in July 2003, the Company announced that it anticipates that United will end its relationship with the Company as a part of United’s reorganization in bankruptcy and that the Company intends thereafter to operate as an independent low-fare airline to be based at Washington Dulles International Airport. Under United States Bankruptcy law, United has the right to assume or reject the Company’s United Express code share agreement. Until United rejects the existing code share agreement or the Company is otherwise released from the agreement by the bankruptcy court, the Company will continue to operate for United under the terms of the existing code share agreement while preparing to transition into an independent low fare airline to be called Independence Air.

Year ended December 31, 2003 Compared to Year ended December 31, 2002

Results of Operations

     For 2003, the Company’s net income was $82.8 million or $1.82 per diluted share, compared to $39.3 million or $.85 per diluted share for 2002. The Company generated operating income of $137.9 million for 2003 compared to $62.6 million for 2002. These results reflect the Company’s increased capacity as it expanded the number of aircraft operated under its agreements with United and Delta as well as the additional items and factors discussed below.

     The Company has long-term lease commitments for 25 J-41 aircraft and owns five J-41 aircraft. During 2002, the Company recorded aircraft early retirement operating charges totaling $24.3 million ($14.6 million net of income tax) for the non-discounted value of future lease payments and other costs associated with the planned retirement of its J-41 aircraft. During the second quarter of 2003, the Company reversed a portion of the J-41 retirement charges taken in previous years by recording a $34.6 million credit ($20.4 million after tax) to income due to delays in the Company’s retirement schedule for its J-41 turboprop fleet as a result of uncertainty over the Company’s contractual relationship with United. The Company retired 2 leased J-41 aircraft in April 2003. The charge for these aircraft was recorded in prior years. In the fourth quarter of 2003, the Company retired 2 leased and 1 owned J-41 aircraft. The Company reported an early aircraft retirement charge of $6.9 million for the leased aircraft and an impairment charge of $0.7 million for the owned aircraft. The Company presently anticipates that it will retire all of its J-41 aircraft during 2004 and will record charges upon retirement of each leased J-41 aircraft. The total pre-tax charge for the remaining aircraft will be based on the present value of the future lease obligations and, assuming no remarketing income, is estimated to be approximately $50 million.

     The Company’s net income for 2003 and 2002 includes $1.5 million (pre-tax) and $0.9 million (pre-tax), respectively in government compensation received pursuant to the Air Transportation Safety and System Stabilization Act (“Stabilization Act”).

Operating Revenues

     The Company’s operating revenues increased 15.2% to $876.4 million in 2003 compared to $760.5 million in 2002. The increase was due in part to a 3.4% increase in revenue departures to 292,722 for 2003. The increase in departures reflects the addition of 13 CRJ aircraft in 2003, net of the retirement of 5 J-41 turboprops, and the annualized effect in 2003 of adding 17 CRJ aircraft and 4 328Jet aircraft during 2002. Passenger revenue per departure increased 11.0% to $2,937 for 2003 compared to $2,646 for 2002. The increase in passenger revenue per departure resulted from increased fuel costs for which the Company receives reimbursement under its agreements with United and Delta, increases in the 2003 rates with United and Delta, and increased incentive earnings under its agreements due to improvements in operational performance.

Operating Expenses

     A summary of operating expenses as a percentage of operating revenue and operating cost per ASM for the years ended December 31, 2002 and 2003 is as follows:

	Year Ended December 31,

	2002		2003

	Percent of	Cost	Percent of	Cost
	Operating	Per ASM	Operating	Per ASM
	Revenues	(cents)	Revenues	(cents)

Salaries and related costs	26.8%	4.7	24.2%	4.6
Aircraft fuel	15.2%	2.7	16.5%	3.1
Aircraft maintenance and materials	9.5%	1.7	9.8%	1.8
Aircraft rentals	14.7%	2.6	14.7%	2.8
Traffic commissions and related fees	2.6%	0.4	2.6%	0.5
Facility rents and landing fees	5.8%	1.0	5.8%	1.1
Depreciation and amortization	2.8%	0.5	3.2%	0.6
Other	11.2%	2.0	10.6%	2.0
Aircraft early retirement charge	3.2%	0.5	(3.1%)	(0.6)

Total	91.8%	16.1	84.3%	15.9

     The Company’s operating expenses increased 5.8% to $738.5 million or cost per available seat mile (“CASM”) of 15.9 cents in 2003 compared to $697.9 million or CASM of 16.1 cents in 2002. The Company’s operating expenses increased primarily as a result of increased capacity, as available seat miles (ASMs) increased 6.8% to 4.6 billion in 2003 as compared to 4.3 billion in 2002. Operating expenses for 2003 include a credit of $26.9 million for the reversal of the J-41 retirement charges recognized in prior years of $34.6 million offset by current year retirement charges of $6.9 million and impairment charges of $0.7 million. Operating expenses for 2002 included a charge of $24.3 million for aircraft early retirement charges. Operating expenses for 2003 also include $9.6 million pre-tax in costs related to the defense by the Company against a hostile takeover bid and a credit of $1.2 million pre-tax for adjustment to the reserve recorded in 2001 related to the estimated payment to be made by the Company related to its 401K plan. The net effect of these charges and credits was to reduce CASM for 2003 by 0.4 cents and to increase CASM for 2002 by 0.5 cents. CASM changes that are not primarily attributable to the changes in capacity and the items described above are as follows:

     Salaries and related costs per ASM decreased 2.1% to 4.6 cents in 2003 as compared to 4.7 cents in 2002. The decrease is the result of the Company’s elimination of its employee incentive programs and other reductions in payroll costs. In addition, the Company recognized a $1.2 million reduction in costs related to an adjustment of the reserve for correction of operational defects found in the Company’s 401K plan during 2001 based on finalization of its voluntary compliance program application.

     The cost per ASM for aircraft fuel increased 14.8% to 3.1 cents for 2003 compared to 2.7 cents for 2002. The increase is primarily the result of the 16.5% increase in the average cost per gallon of fuel to $1.13 for 2003 from $0.97 for 2002.

     The cost per ASM for maintenance increased 5.9% due primarily to continued increases in maintenance costs on the Company’s fleet of 328Jets resulting from the bankruptcy filing of the manufacturer and the continuing expiration of manufacturer’s warranty on the CRJ fleet.

     The cost per ASM of depreciation and amortization increased 20.0% to 0.6 cents for 2003 from 0.5 cents for 2002. In absolute dollars, depreciation and amortization increased 34.4% to $28.4 million for 2003 from $21.2 million for 2002. The increase is primarily a result of the purchase of eight regional jets during the year, an impairment charge related to the retirement of one owned J-41 aircraft of $0.7 million during the fourth quarter, accelerated depreciation associated with the anticipated early retirement of J-41 aircraft owned by the Company, depreciation expense related to increased levels of rotable equipment required for regional jets, and a full year of depreciation related to the replacement of the Company’s computer software systems in the fourth quarter of 2002.

     The cost per ASM for other operating expenses remained at 2.0 cents for 2003 and 2002. In absolute dollars, other operating expenses in 2003, excluding the $9.6 million costs incurred in the defense of the hostile takeover bid, were $83.2 million or 1.8 cents per ASM. In absolute dollars, other operating expenses in 2002, excluding the $2.6 million bad debt expense for United and the $1.8 million in credits from accrual reversals, were $84.4 million or 1.9 cents per ASM. The decrease in cost per ASM resulted from a reduction in crew traveling and training costs of the Company as fewer planes were delivered in the current year and a reduction in insurance premiums as the Company participated in the FAA insurance program, offset in part by increases in costs related to the inclement weather experienced by the Eastern and Midwestern United States during the first quarter of 2003, increases in property taxes, costs incurred in preparation of the Company’s transition to a low-fare carrier business plan, and the $1.0 million payment to Delta to remove contractual restrictions on the use of the Company’s ACJet subsidiary and its operating certificate.

Other Income (Expense)

     Interest expense increased from $4.3 million in 2002 to $6.5 million in 2003. The increase is the result of additional debt incurred related to the delivery of six owned aircraft.

     Interest income decreased 44.9% to $2.5 million in 2003 from $4.6 million in 2002. This decrease is primarily the result of market rates earned on investments made in accordance with the Company’s investment policies, the decision to invest in lower interest rate tax free securities, and the decision to stop recording capitalized interest on aircraft deposits held by the aircraft manufacturers due to uncertainty over actual delivery, partially offset by the Company’s higher cash balances during 2003 as compared to 2002.

     On September 22, 2001, President Bush signed into law the Stabilization Act. The Stabilization Act provides cash grants to commercial air carriers as compensation for (1) direct losses incurred beginning with the terrorist attacks on September 11, 2001 as a result of any FAA mandated ground stop order issued by the Secretary of Transportation (and for any subsequent order which continues or renews such a stoppage), and (2) incremental losses incurred during the period beginning September 11, 2001 and ending December 31, 2001 as a direct result of such attacks. The Company was entitled to receive cash grants under these provisions. The Company received and recorded $1.5 million and $0.9 million in government compensation in 2003 and 2002, respectively, under the provisions of the Stabilization Act. The Company has recognized the cash grants under these provisions as non-operating income under “government compensation” in 2003 and 2002. All amounts received as government compensation are subject to audit and adjustment by the federal government for a period of up to five years.

     The Company recorded a provision for income taxes of $52.5 million for 2003 compared to a provision for income taxes of $25.1 million in 2002. The Company’s effective tax rate was 38.8% in 2003 and 39.0% in 2002. These rates reflect various state income tax credits and continuing changes in apportionment of taxable income to states in which the Company operates. The effective tax rates also reflect non-deductible permanent differences between taxable and book income.

Year ended December 31, 2002 Compared to Year ended December 31, 2001

     Results of Operations

     For 2002, the Company’s net income was $39.3 million or $.85 per diluted share, compared to $34.3 million or $.76 per diluted share for 2001. The Company generated operating income of $62.6 million for 2002 compared to $44.2 million for 2001. These results reflect the Company’s increased capacity as it expanded the number of aircraft operated under its code share agreements with United and Delta as well as the additional items and factors discussed below.

     The Company’s net income for 2002 includes $0.9 million (pre-tax) in government compensation received pursuant to the Stabilization Act and net income for 2001 includes $9.7 million (pre-tax) for government compensation received under the Stabilization Act. The Company’s net income and operating income for 2002 also reflect the effects of $24.3 (pre-tax) million for J-41 turboprop early retirement charges, $2.6 million (pre-tax) in bad debt expense attributed to the potential write-off of net amounts due from United Airlines as a result of its bankruptcy filing and $1.8 million (pre-tax) in credits from the reversal of accruals from prior periods for estimated expenses under the Company’s code share agreements. Net income and operating income for 2001 also reflects a $23.0 million (pre-tax) operating charge related to the early retirement of J-41 turboprop aircraft.

     Operating Revenues

     The Company’s operating revenues increased 30.4% to $760.5 million in 2002 compared to $583.4 million in 2001. The increase resulted primarily from a 20.1% increase in revenue departures to 283,118 for 2002 as well as an 8.0% increase in revenue per departure to $2,646. Revenue for 2001 also included an additional $3.8 million attributable to routine subsequent period sampling adjustments to prior billed tickets under the Company’s former proration-of-fare arrangement with United that ended on November 30, 2000. The increase in departures reflects the addition of 17 CRJ aircraft and 4 328Jet aircraft in 2002, and the annualized effect in 2002 of adding 19 CRJ aircraft and 15 328Jet aircraft during 2001. Revenue passengers increased 45.0% in 2002 compared to 2001, resulting in an average load factor for the year of 65.2%.

Operating Expenses

     A summary of operating expenses as a percentage of operating revenue and operating cost per ASM for the years ended December 31, 2001 and 2002 is as follows:

	Year Ended December 31,

	2001		2002

	Percent of	Cost	Percent of	Cost
	Operating	Per ASM	Operating	Per ASM
	Revenues	(cents)	Revenues	(cents)

Salaries and related costs	28.2%	5.0	26.8%	4.7
Aircraft fuel	15.1%	2.7	15.2%	2.7
Aircraft maintenance and materials	8.3%	1.5	9.5%	1.7
Aircraft rentals	15.5%	2.7	14.7%	2.6
Traffic commissions and related fees	2.7%	0.5	2.6%	0.4
Facility rents and landing fees	5.5%	1.0	5.8%	1.0
Depreciation and amortization	2.6%	0.4	2.8%	0.5
Other	10.6%	1.9	11.2%	2.0
Aircraft early retirement charge	3.9%	0.7	3.2%	0.5

Total	92.4%	16.4	91.8%	16.1

     The Company’s operating expenses increased 29.4% to $697.9 million or cost per available seat mile (“CASM”) of 16.1 cents in 2002 compared to $539.2 million or CASM of 16.4 cents in 2001. The Company’s operating expenses increased primarily as a result of increased capacity, as available seat miles (ASMs) increased 32% to 4.3 billion in 2002 as compared to 3.3 billion in 2001. Operating expenses included $24.3 million and $23.0 million aircraft early retirement charges in 2002 and 2001, respectively. Operating expenses for 2002 also included $2.6 million pre-tax in bad debt expense attributed to the potential write-off of net amounts due from United Airlines as a result of its bankruptcy filing in 2002, and $1.8 million pre-tax credits from the reversal in 2002 of accruals from prior periods for estimated expenses under the Company’s code share agreements. The net effect of these charges and credits was to increase CASM for 2002 by 0.5 cents and to increase CASM for 2001 by 0.7 cents. CASM changes that are not primarily attributable to the changes in capacity and the items described above are as follows:

     Salaries and related costs per ASM decreased 6% to 4.7 cents in 2002 as compared to 5.0 cents in 2001. The Company suspended its cash employee bonus plans during the first quarter of 2002 due to the events of September 11, 2001. The Company reinstated its cash bonus plans effective April 1, 2002.

     The cost per ASM for maintenance increased 13.3% due primarily to increased maintenance costs on the Company’s fleet of 328Jets due to the bankruptcy filing of the manufacturer, the continuing expiration of manufacturer’s warranty on the CRJ fleet, and increased cost accruals for amounts which are being claimed by GE under a power-by-the-hour agreement for certain engine repair work.

     The cost per ASM for other operating expenses increased to 2.0 cents for 2002 compared to 1.9 cents for 2001. In absolute dollars, other operating expenses, excluding the $2.6 million bad debt expense for United and the $1.8 million in credits from accrual reversals, increased 35.3% from $61.7 million in 2001 to $84.4 million in 2002. The increased dollar costs result primarily from additional property taxes, higher insurance costs associated with the terrorist acts, increased legal costs related to the Fairchild Dornier and United Airlines bankruptcies, and increased training costs.

Other Income (Expense)

     Interest expense decreased from $4.8 million in 2001 to $4.3 million in 2002. The decrease is the result of reductions of overall debt levels as the Company paid down existing debt on owned aircraft.

     Interest income decreased 38.3% to $4.6 million in 2002 from $7.5 million in 2001. This decrease is primarily the result of market rates earned on investments made in accordance with the Company’s investment policies and the decision to invest in lower interest rate tax free securities, partially offset by the Company’s higher cash balances during 2002 as compared to 2001.

     The Company was entitled to receive cash grants under provisions of the Stabilization Act, as described above. The Company received and recorded $0.9 million and $9.7 million in government compensation in 2002 and 2001 respectively, under the provisions of the Stabilization Act. The Company has recognized the cash grants under these provisions as non-operating income under “government compensation” in 2002 and 2001. All amounts received as government compensation are subject to audit and adjustment by the federal government for a period of up to five years.

     The Company recorded a provision for income taxes of $25.1 million for 2002, compared to a provision for income taxes of $22.5 million in 2001. The Company’s effective tax rate was 39.0% in 2002 and 39.6% in 2001. These rates reflect various state income tax credits and continuing changes in apportionment of taxable income to states in which the Company operates. The effective tax rates also reflect non-deductible permanent differences between taxable and book income.

Outlook

     The Company expects to begin operation of its low-fare airline, Independence Air, during 2004. The timing and terms of the Company’s commencement of operations as Independence Air depend, among other things, on the terms and timing of its disengagement as a United Express carrier, which cannot be projected at this time. If United were to affirm the existing code share agreement with the Company, the Company would continue to pursue its plans to operate Independence Air using the narrowbody jets that the Company is in the process of acquiring and any regional jets that are not deployed in the United Express operations. The Company expects that first quarter operating results relative to operating results for the fourth quarter for 2003 may be affected by reduced aircraft utilization and reduced operational performance in the Company’s United Express operations at Chicago O’Hare International Airport due to high traffic congestion and United-controlled cancellation and delays of flights and in the Company’s Delta Connection operation due to schedule adjustments necessary to accommodate maintenance on the engines of its 328Jets. In 2004, other operating expenses and capital expenditures will also be affected by increased expenditures that the Company incurs in preparation of the commencement of operations of Independence Air and by professional fees. The Company may incur unexpected expenses in connection with any termination of its United Express and/or Delta Connection code-share operations. The Company expects to incur operating losses for at least the first three quarters after it commences operations of Independence Air. The extent and duration of such losses depends upon the terms and timing of the Company’s disengagement as a United Express carrier, including whether the Company experiences an extended period without conducting any revenue operations. The Company’s past financial performance and operating results under its United Express and Delta Connection operations will have no effect and no bearing on the financial performance or operating results of Independence Air.

Liquidity and Capital Resources

     As of December 31, 2003, the Company had cash, cash equivalents, and short-term investments of $297.9 million and working capital of $270.8 million compared to $242.6 million and $197.6 million, respectively, as of December 31, 2002. During the year ended December 31, 2003, cash and cash equivalents increased $66.6 million, reflecting net cash provided by operating activities of $99.5 million, net cash used in investing activities of $85.5 million mainly for property and equipment, and net cash provided by financing activities of $52.6 million. Net cash provided by financing activities was mainly related to proceeds from issuance of long term debt incurred in financing aircraft purchased during the year less amounts paid during the year for existing and this new aircraft debt.

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

     Capital Commitments and Off Balance Sheet Arrangements

     The Company’s business is very capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft. The Company historically has funded the acquisition of its aircraft by entering into off-balance sheet financing arrangements known as leveraged leases, in which third parties provide equity and debt financing to purchase the aircraft and simultaneously enter into long-term agreements to lease the aircraft to the Company. The Company has entered into memoranda of understanding for the lease of 10 Airbus A319 aircraft and the purchase of 15 Airbus A319 or A320 aircraft. The 10 leased aircraft will be obtained from traditional aircraft lessors on operating leases with terms ranging from five to twelve years. The Company also often enters into long-term lease commitments to ensure access to terminal, cargo, maintenance and other similar facilities. As can be seen in the table below setting forth information as of December 31, 2003, these operating lease commitments, including amounts to be due for the Airbus aircraft which are subject to execution of definitive lease and purchase agreements, are significant.

(in millions)	2004	2005	2006	2007	2008	Thereafter	Total

Long term debt	$8.9	$37.7	$8.7	$8.4	$10.5	$68.7	$142.9
Capital lease obligations	.2	.2	.1	.1	—	—	.6
Guaranteed simulator usage commitments	1.4	1.2	1.2	1.2	1.2	2.5	8.7
Operating lease commitments(1)	158.8	185.8	187.2	180.2	169.2	1,229.9	2,111.1
Aircraft purchase commitments (1&2)	120.0	910.0	200.0	—	—	—	1,230.0
Other purchase commitments	6.7	.4	.6	.9	1.2	.9	10.7

Total contractual capital commitments	$296.0	$1,135.3	$397.8	$190.8	$182.1	$1,302.0	$3,504.0

1.	Includes estimated amounts to be due for the 25 Airbus narrowbody aircraft which are subject to execution of definitive lease or purchase agreements.

2.	Includes commitments for 34 CRJ aircraft which are subject to certain conditions which, unless waived by the Company, would not be satisfied unless the Company has an agreement with United to operate these aircraft in the United Express program.

Also see Note 4 “Debt”, Note 5 “Obligations Under Capital Leases”, Note 6 “Operating Leases”, Note 10 “Commitments and Contingencies”, and Note 17 “Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for additional discussion of these items and off balance sheet arrangements. During the year ended December 31, 2003, the Company accepted deliveries of 13 CRJs, five of which were leveraged lease transactions, six were purchased with debt financing, and two were purchased outright by the Company.

     The Company also has a variety of other long-term contractual commitments that are of a nature that, under accounting principles generally accepted in the United States, are not required to be reflected on the Company’s balance sheet, and that are not generally viewed as “off-balance sheet financing arrangements,” such as commitments for major overhaul maintenance on the Company’s aircraft, and pilot training. See “Liquidity and Capital Resources – Other Commitments” below and “Business – Pilot Training” above, and Note 1 “Summary of Accounting Policies – (k) Maintenance” and Note 10 “Commitments and Contingencies – Training” in the Notes to Consolidated Financial Statements for additional discussion of these items.

     Other Financing

     On September 28, 2001, the Company entered into an asset-based lending agreement with Wachovia Bank, N.A. (“Wachovia”) that initially provided the Company with a line of credit for up to $25.0 million. Under the terms of the line of credit, it was necessary for the Company to request a covenant waiver as a result of the Chapter 11 bankruptcy filing by United Airlines. In order to obtain this waiver, the Company agreed to reduce the size of the line of credit to $17.5 million and to revise certain covenants. On July 31, 2003, the Company entered into a new agreement with Wachovia which replaced the line of credit. This new agreement, which has no expiration date, provides for the issuance of letters of credit, and is collateralized by certificates of deposit. Under this agreement, the Company has $14.8 million on deposit with Wachovia as collateral for letters of credit issued on behalf of the Company. The amounts on deposit with Wachovia are shown as restricted cash on the Company’s balance sheet as of December 31, 2003.

     In September 1997, approximately $112 million of pass through certificates were issued in a private placement by separate pass through trusts, which purchased with the proceeds, equipment notes (the “Equipment Notes”) issued in connection with (i) leveraged lease transactions relating to four J-41s and six CRJs, all of which were leased to the Company (the “Leased Aircraft”), and (ii) the financing of four J-41s owned by the Company (the “Owned Aircraft”). The Equipment Notes issued with respect to the Owned Aircraft are direct obligations of ACA, guaranteed by ACAI and are included as debt obligations in the accompanying consolidated financial statements and in the table above. The Equipment Notes issued with respect to the Leased Aircraft are not obligations of ACA or guaranteed by ACAI.

     Aircraft

     The Company has significant lease obligations for aircraft that are classified as operating leases and, therefore, are not reflected as liabilities on the Company’s balance sheet. The remaining terms of such leases range from one to sixteen and three quarters years. The Company’s total rent expense in 2003 under all non-cancelable aircraft operating leases was approximately $128.8 million. As of December 31, 2003, the Company’s minimum annual rental payments for 2004 under all non-cancelable aircraft operating leases with remaining terms of more than one year were approximately $147.3 million. In order to minimize the total aircraft rental expense over the entire life of the related aircraft leveraged lease transactions, the Company has uneven semiannual lease payment dates of January 1 and July 1 for its CRJ and 328Jet aircraft. Approximately 73% of the Company’s annual lease payments for its CRJ and 328Jet aircraft are due in January and 24% are due in July. As such, the Company made lease payments for its CRJ and 328Jet aircraft totaling $97.2 million in January 2004.

     As of February 15, 2004, the Company had firm orders for 34 Bombardier CRJ200s (“CRJs”) in addition to the 87 previously delivered, and options for 80 additional CRJs. Due to the United bankruptcy, the effect of the war with Iraq, and the state of the financing markets, the Company entered into an agreement with Bombardier during the second quarter of 2003 regarding financing assistance and aircraft delivery schedules. Under the revised agreement, the Company took delivery of six CRJs in May 2003 and two CRJs in October 2003. The Company also has future commitments for six CRJs to be delivered in late 2004 and 28 CRJs to be delivered in 2005. These post-2003 commitments are subject to certain conditions which, unless waived by the Company, would not be satisfied unless the Company has an agreement with United to operate these aircraft in the United Express program. In the event these conditions are not met and not waived by the Company by April 2005, deposits and progress payments for any then undelivered aircraft would be first used to repay any outstanding debt on the two CRJs delivered in October 2003 with any remaining balance converted into credit memoranda for the purchase of other aircraft, goods and services from Bombardier. Currently, the Company has $38.8 million on deposit with Bombardier for aircraft orders.

     In November 2003, the Company signed Memoranda of Understanding (“MOUs”) for the lease of ten Airbus A319 aircraft from two separate operating lessors and the purchase of 15 A319 and/or A320 aircraft directly from an affiliate of the manufacturer. The Company has finalized the lease agreements for four of the A319 aircraft and is currently negotiating the final lease and purchase agreements for the remaining aircraft. The first A319 aircraft is scheduled to be delivered in September 2004 with three more to follow, one each succeeding month, for the remainder of 2004. Sixteen are scheduled to be delivered in 2005, and the five A320 aircraft are scheduled to be delivered in 2006. The Company has the option to convert the A320 aircraft orders into orders for five A319 aircraft at the option of the Company with certain notice required prior to delivery. The ten leased aircraft will be delivered under operating leases with initial lease terms ranging from five to twelve years. These operating leases will require the Company to place security deposits with the lessors, of which the Company has already placed $3.4 million, and to make monthly rent and airframe and engine maintenance reserve payments to the lessors. The 15 aircraft being purchased directly from an affiliate the manufacturer will require progress payment deposits to be made to said affiliate prior to delivery that will peak at $121.5 million, for which the Company has arranged financing for $37.5 million. The Company has made deposits totaling $1.5 million to date. The 15 aircraft also have backstop financing being provided by the manufacturer if the Company is unable to secure commercial financing or sale-leaseback financing under certain conditions. As part of the Airbus order, the Company is also committed to purchase three spare V2500-A5 engines for the A319 from International Aero Engines beginning in 2006.

     Capital Equipment and Debt Service

     In 2004, the Company anticipates capital spending of approximately $46.6 million consisting of approximately $15.1 million for rotable spare parts and flight equipment, $11.3 million for facilities, $5.3 million for ground and maintenance equipment, $10.7 million for computer equipment, and $4.2 million for other capital assets, and expects to fund these capital expenditures out of working capital. These amounts include the Company’s estimates of capital spending for Independence Air transition and start-up costs and the initial build-up of a spare parts inventory for the Airbus aircraft. The foregoing amount does not include additional debt that may be required for the financing of new A319s or additional spare parts and spare engines.

     Principal payments on long term debt for 2004 are estimated to be approximately $8.9 million reflecting borrowings related to the purchase of five J-41s acquired in 1997 and 1998, four CRJs acquired in 1998 and 1999, and six CRJs acquired in 2003.

     Other Commitments

     The Company’s regional jet fleet is comprised of new aircraft with an average age of three years. Since maintenance expense on new aircraft is lower in the early years of operation due to manufacturers’ warranties and the generally lower failure rates of major components, the Company’s maintenance expense for regional jet aircraft will increase in future periods.

     In 2000, the Company executed a seven-year engine services agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of ACA’s CRJ jet engines, operated on the 43 CRJs already delivered or on order at that time for the United Express operation. This agreement was amended in July 2000 to cover 23 additional CRJ aircraft, bringing the total number of CRJ aircraft covered under the agreement to 66. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown on a monthly basis to GE and GE assumes the responsibility to repair the engines when required at no additional expense to the Company, subject to certain exclusions. The Company’s future maintenance expense on CRJ engines covered under the agreement will escalate based on contractual rate increases, intended to match the timing of actual maintenance events that are due pursuant to the terms. The Company expenses aircraft maintenance based upon the amount paid to GE under the agreement, as engine hours are flown.

     Effective September 2001, the Company entered a maintenance agreement with Air Canada covering maintenance, repair and overhaul services for airframe components on its CRJ aircraft. Under the terms of this agreement, the Company pays a varying amount per flight hour each month, based on the age of the aircraft. The Company expenses the amount paid to Air Canada based on the rates stipulated in the agreement and the hours flown each month. In February 2002, the Company entered into an agreement with Air Canada covering the scheduled airframe C-check overhaul of its CRJ aircraft. The Company expenses this cost as the overhaul is completed.

     Effective January 2001, the Company entered into an agreement with BAE Systems Holdings, Inc. covering repair and overhaul of airframe rotable parts on the Company’s J-41 aircraft through the remaining service life of the J-41 fleet. Under the terms of this agreement, the Company pays a fixed amount per flight hour each month. The Company expenses the amount paid to BAE Systems Holdings, Inc. based on the rates stipulated in the agreement and the hours flown each month.

     The Company has entered into agreements with Pan Am International Flight Academy (“PAIFA”), which allow the Company to train CRJ, J-41 and 328Jet pilots at PAIFA’s facility near Washington-Dulles. This facility currently houses three CRJ simulators, a 328Jet simulator, and a J-41 simulator. The Company has agreements to purchase an annual minimum number of CRJ simulator training hours at agreed rates through 2010. The Company’s payment obligations for CRJ simulator usage over the remaining years of the agreements total approximately $8.7 million.

     In 2001, PAIFA, CAE Schreiner and the Company executed a simulator provision and service agreement providing for 328Jet training at the PAIFA facility. Under this agreement, the Company has committed to purchase all of its 328Jet simulator time from PAIFA at agreed upon rates, with no minimum number of simulator hours guaranteed.

     The Company has committed to provide its senior executive officers a deferred compensation plan which utilizes split dollar life insurance policies, and for a certain officer, a make-whole provision for taxes, post retirement salary based on ending salary, and post retirement benefits based on benefits similar to those currently provided to the executive while actively employed. The Company has estimated the cost of the deferred compensation and tax gross up feature, future salary and future benefits and is accruing this cost over the remaining required service time of the executive officers. The Company expensed $1.8 million and $2.5 million for these benefits for the year ending

December 31, 2002 and 2003, respectively. The Company expects to recognize similar costs annually over the remaining service life of the senior executives.

     The Company’s Board of Directors has approved the repurchase of up to $40.0 million of the Company’s outstanding common stock in open market or private transactions. During 2003 the Company purchased 10,901 shares from employees to satisfy income taxes due resulting from the vesting of restricted shares. The Company has no plans to repurchase stock in 2004.

     The Company’s industry environment is highly uncertain and volatile at this time. Future events could affect the industry or the Company in ways that are not presently anticipated that could adversely affect the Company’s liquidity. The Company believes that its cash balances and cash flow from operations together with operating lease financing and other available equipment financing will be sufficient to enable the Company to meet its working capital needs, expected operating lease financing commitments, other capital expenditures, and debt service requirements as they come due for the remainder of 2004 and into 2005 when the prepaid aircraft deposits required for the Airbus order peak. Nevertheless, we continually evaluate opportunities to finance the acquisition of aircraft, engage in other financing transactions, sell additional equity or debt securities, enter into credit facilities with lenders, or sell underutilized assets, all for either strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities would likely be dilutive to our stockholders.

     Inflation

     Inflation has not had a material effect on the Company’s operations because the Company’s agreements with United and Delta provide for its fee-for-service rates to be adjusted annually and for it to be reimbursed for the cost of fuel. Inflation, and in particular changes in the costs of fuel, could affect the Company’s Independence Air operations.

Critical Accounting Policies and Estimates

     The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified its critical accounting policies as including those addressed below. The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions. See Note 1 “Summary of Accounting Policies” in the Notes to Consolidated Financial Statements for additional discussion of these items. Management believes that its estimates and assumptions are reasonable, based upon information presently available; however, actual results may differ from these estimates under different assumptions or conditions.

     Revenue Recognition: Under the proration-of-fare arrangement in effect with United until November of 2000, the Company recognized passenger revenue when a flight was completed. This required various estimates about passenger fares and other factors that were subject to subsequent adjustment and settlement with United and other carriers. Following certain changes in estimates, which resulted in adjustments in 2001 as described in “Results of Operations”, the Company does not expect any further adjustments attributable to the former proration-of-fare arrangement. Under the fee-per-departure and fee-per-block hour contracts currently in place with United and Delta, respectively, revenue is the product of the agreed upon rate and the number of departures or the number of block hours flown. Rates are generally agreed to on an annual basis and are subject to adjustments upon certain specified events, such as changes in cities served or in aircraft utilization levels. Until rates are agreed to each year with United and Delta or are adjusted in response to specified events, the Company may be required to estimate these rates and record revenue based upon such estimates until final rates are agreed to by either United or Delta. In addition, certain incentive payments are recorded based upon the Company’s assessment of its satisfaction of operational performance criteria and are subject to review by United or Delta.

     Major maintenance costs: The Company has executed long-term agreements with the engine manufacturers and other service providers covering the repair and overhaul of its engines, airframe and avionics components, and landing gear. These agreements generally include escalating rates per flight hour over the term of the agreement. The escalating rates are intended to reflect the approximate actual maintenance cost increases as the aircraft age. The Company expenses costs based upon the current rate per hour and the number of aircraft and engines hours for the period. As a result, maintenance costs for the Company’s existing aircraft fleet are expected to increase in future years. The engines delivered with the last 21 CRJ aircraft are not currently covered by a maintenance agreement due to the disagreement with GE Engine Services on the existing maintenance agreement covering the first 66 CRJ aircraft. For the uncovered aircraft, the Company is expensing actual costs incurred for maintenance which is not representative of future costs as these aircraft are still under the manufacturer’s warranty.

     Aircraft leases: The majority of the Company’s aircraft are leased from third parties. In order to determine the proper classification of a lease as either an operating lease or a capital lease, the Company must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. Substantially all of the Company’s aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in the balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments are reflected in the Company’s consolidated balance sheet.

     Aircraft Early Retirement Costs: In determining the cost of the early retirement of leased aircraft (and thus in determining the amount of the aircraft early retirement charge), the Company must estimate, among other things, market lease rates, future sub-lease income, the cost of maintenance return provisions, future interest and inflation rates, and the duration and cost of aircraft storage. As the associated leases may extend over several years, these costs estimates are subject to change. Prior to the Company’s adoption of FASB Statement 146, the Company recorded estimated early retirement charges for aircraft expected to be retired in the coming twelve months under an approved retirement plan. With the adoption of FASB 146, effective January 1, 2003, the Company now records early retirement costs at the present value of costs and future sub-lease income noted above for its J-41 aircraft as they are removed from service.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s principal market risk results from changes in interest rates.

     The Company’s exposure to market risk associated with changes in interest rates relates to the Company’s commitment to acquire regional jets. The Company has periodically entered into a series of put and call contracts as an interest rate hedge designed to limit its exposure to interest rate changes on the anticipated issuance of permanent financing relating to the delivery of the CRJ aircraft. During 2001, the Company settled one hedge transaction, paying the counterparty $722,000. The Company had no interest rate hedge transactions in 2002 or 2003.

     The Company is in the process of finalizing commitments to acquire 10 Airbus aircraft under operating leases and 15 by acquisition from an affiliate of the manufacturer. The aircraft to be acquired by operating leases will not require further financing. Financing arrangements will need to be arranged for the 15 aircraft to be acquired from an affiliate of the manufacturer. The Company anticipates that if necessary it will be able to finance these aircraft through debt financing with approximately a 20% downpayment requirement, and that it will continue to explore alternative sources of financing prior to delivery. As of February 1, 2004, the Company had firm commitments to purchase 34 additional CRJ aircraft. These commitments are subject to certain conditions that, unless waived by the Company, would not be satisfied unless the Company has an agreement with United to operate these aircraft in the United Express program.

     The Company has exposure to changes in interest rates primarily because the cost of financing of its Airbus aircraft will be dependent on prevailing interest rates at the time of financing (assuming fixed-rate financing is secured), or on an ongoing basis (assuming floating-rate financing is secured). The Company will make a decision on fixed or floating rate financing at the time of delivery depending on market conditions. With respect to its existing obligations, the Company does not have exposure to changing interest rates on 80% of its long-term debt as the interest rates on such debt are fixed. The interest rates on the majority of the Company’s leveraged lease transactions are also fixed. The Company’s market risk on fixed rate debt or leases is that the Company’s obligations would be above fair value of this fixed rate debt is sensitive to changes in interest rates. If market rates decline, the required payments will exceed those based on current market rates. The Company has exposure to changes in interest rates for the remaining debt because this debt has a variable rate based on the 1-month LIBOR plus 2.25%. This debt will be outstanding until October 2005. The Company does not hold long-term interest sensitive assets and therefore is not exposed to interest rate fluctuations for its assets. The Company does not purchase or hold any derivative financial instruments for trading purposes.

Item 8. Consolidated Financial Statements

Independent Auditors’ Report

The Board of Directors and Stockholders
Atlantic Coast Airlines Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Atlantic Coast Airlines Holdings, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Coast Airlines Holdings, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the consolidated financial statements, the Company adopted, effective January 1, 2003, Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Disposal or Exit Activities”.

KPMG LLP

McLean, VA
January 27, 2004, except as to Notes 1(f) and 13,
which are as of February 14, 2004

Atlantic Coast Airlines Holdings, Inc.
Consolidated Balance Sheets

(In thousands, except for share data and par values)
December 31,	2002	2003

Assets
Current:
Cash and cash equivalents	$29,261	$95,879
Short term investments	213,360	202,055
Accounts receivable, net	13,870	9,071
Expendable parts and fuel inventory, net	14,317	18,440
Prepaid expenses and other current assets	38,610	58,341
Deferred tax asset	16,114	14,592

Total current assets	325,532	398,378
Restricted cash	—	14,829
Property and equipment at cost, net of accumulated depreciation and amortization	195,413	314,800
Intangible assets, net of accumulated amortization	1,741	1,730
Debt issuance costs, net of accumulated amortization	3,249	2,804
Aircraft deposits	44,810	46,990
Other assets	4,393	3,713

Total assets	$575,138	$783,244

Liabilities and Stockholders’ Equity
Current:
Current portion of long-term debt	$4,900	$8,927
Current portion of capital lease obligations	1,449	159
Accounts payable	22,475	24,842
Accrued liabilities	84,377	90,935
Accrued aircraft early retirement charge	14,700	2,666

Total current liabilities	127,901	127,529
Long-term debt, less current portion	53,540	133,971
Capital lease obligations, less current portion	751	356
Deferred tax liability	22,384	42,267
Deferred credits, net	61,903	102,115
Accrued aircraft early retirement charge, less current portion	31,768	15,313
Other long-term liabilities	1,523	2,279

Total liabilities	299,770	423,830

Stockholders’ equity:
Preferred Stock: $.02 par value per share; shares authorized 5,000,000; no shares issued or outstanding in 2002 or 2003	—	-
Common stock: $.02 par value per share; shares authorized 130,000,000; shares issued 50,255,184 in 2002 and 50,404,287 in 2003; shares outstanding 45,195,115 in 2002 and 45,333,310 in 2003	1,005	1,008
Class A common stock: nonvoting; no par value; $.02 stated value per share; shares authorized 6,000,000; no shares issued or outstanding	—	-
Additional paid-in capital	151,103	152,485
Less: Common stock in treasury, at cost, 5,060,069 shares in 2002 and 5,070,977 in 2003	(35,586)	(35,718)
Accumulated other comprehensive loss	—	(5)
Retained earnings	158,846	241,644

Total stockholders’ equity	275,368	359,414

Total liabilities and stockholders’ equity	$575,138	$783,244

Commitments and Contingencies

See accompanying notes to consolidated financial statements.

Atlantic Coast Airlines Holdings, Inc
Consolidated Statements of Operations

(In thousands, except for per share data)
Years ended December 31,	2001	2002	2003

Operating revenues:
Passenger	$577,604	$749,103	$859,659
Other	5,812	11,421	16,752

Total operating revenues	583,416	760,524	876,411

Operating expenses:
Salaries and related costs	164,446	203,341	211,823
Aircraft fuel	88,308	115,801	144,618
Aircraft maintenance and materials	48,478	72,233	85,701
Aircraft rentals	90,323	112,068	128,824
Traffic commissions and related fees	15,589	19,994	22,838
Facility rents and landing fees	32,025	43,805	51,111
Depreciation and amortization	15,353	21,155	28,424
Other	61,674	85,163	92,823
Aircraft early retirement charge	23,026	24,331	(27,654)

Total operating expenses	539,222	697,891	738,508

Operating income	44,194	62,633	137,903
Other income (expense):
Interest expense	(4,832)	(4,332)	(6,502)
Interest income	7,500	4,628	2,549
Government compensation	9,710	944	1,520
Other (expense) income, net	263	552	(220)

Total other income (expense), net	12,641	1,792	(2,653)

Income before income tax provision	56,835	64,425	135,250
Income tax provision	22,513	25,139	52,452

Net income	$34,322	$39,286	$82,798

Income per share:
Basic:
Net income	$.79	$.87	$1.83

Diluted:
Net income	$.76	$.85	$1.82

Weighted average shares used in computation:
Basic	43,434	45,047	45,285
Diluted	45,210	46,019	45,398

See accompanying notes to consolidated financial statements.

Atlantic Coast Airlines Holdings, Inc.
Consolidated Statements of
Stockholders’ Equity

(In thousands, except for share data)
						Accumulated
	Common stock		Additional	Treasury stock		other		Total
			paid-in			comprehensive	Retained	stockholders'
	Shares	Amount	capital	Shares	Amount	loss	earnings	equity

Balance December 31, 2000	47,704,720	$954	$117,284	5,046,332	$(35,303)	$—	$85,238	$168,173
Net income	—	—	—	—	—	—	34,322	34,322
Exercise of common stock options	1,524,482	31	8,145	—	—	—	—	8,176
Tax benefit of stock option exercise	—	—	9,010	—	—	—	—	9,010
Amortization of deferred compensation	—	—	1,619	—	—	—	—	1,619

Balance December 31, 2001	49,229,202	$985	$136,058	5,046,332	$(35,303)	$—	$119,560	$221,300
Net income	—	—	—	—	—	—	39,286	39,286
Exercise of common stock options	1,025,982	20	7,027	—	—	—	—	7,047
Tax benefit of stock option exercise	—	—	6,634	—	—	—	—	6,634
Purchase of treasury stock	—	—	—	13,737	(283)	—	—	(283)
Amortization of deferred compensation	—	—	1,384	—	—	—	—	1,384

Balance December 31, 2002	50,255,184	$1,005	$151,103	5,060,069	$(35,586)	$—	$158,846	$275,368
Net income	—	—	—	—	—	—	82,798	82,798
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(5)	—	(5)

Comprehensive income								82,793
Exercise of common stock options	149,103	3	1,108	—	—	—	—	1,111
Tax benefit of stock option exercise	—	—	251	—	—	—	—	251
Purchase of treasury stock	—	—	—	10,908	(132)	—	—	(132)
Amortization of deferred compensation	—	—	23	—	—	—	—	23

Balance December 31, 2003	50,404,287	$1,008	$152,485	5,070,977	$(35,718)	$(5)	$241,644	$359,414

     See accompanying notes to consolidated financial statements.

Atlantic Coast Airlines Holdings, Inc.
Consolidated Statements of Cash Flows

(In thousands)
Years ended December 31,	2001	2002	2003

Cash flows from operating activities:
Net income	$34,322	$39,286	$82,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,179	22,031	29,013
Amortization of intangibles	193	17	10
Provision for uncollectible accounts receivable	227	2,619	-
Provision for inventory obsolescence	578	596	900
Amortization of deferred credits	(3,662)	(4,966)	(7,942)
Amortization of deferred financing costs	354	506	531
Capitalized interest, net	(1,835)	(1,032)	1,329
Deferred tax (benefit) provision	5,681	(4,372)	21,406
Loss on disposal of fixed assets	198	567	3,579
Amortization of deferred compensation	1,619	1,384	23
Changes in operating assets and liabilities:
Accounts receivable	25,148	2,455	(477)
Expendable parts and fuel inventory	(4,956)	(4,348)	(5,022)
Prepaid expenses and other current assets	(5,376)	(19,403)	(19,692)
Accounts payable	9,275	12,016	13,938
Accrued liabilities	10,100	59,477	(20,925)

Net cash provided by operating activities	88,045	106,833	99,469

Cash flows from investing activities:
Purchases of property and equipment	(34,903)	(35,655)	(78,506)
Proceeds from sales of fixed assets	—	28	-
Purchases of short term investments	(76,715)	(651,365)	(505,480)
Maturities of short term investments	104,515	445,305	516,780
Increase in restricted cash	—	—	(14,829)
Refund of deposits	11,100	5,800	2,400
Payments for aircraft and other deposits	(9,701)	(16,170)	(5,826)

Net cash used in investing activities	(5,704)	(252,057)	(85,461)

Cash flows from financing activities:
Proceeds from issuance of long term debt	—	—	60,078
Payments of long-term debt	(4,344)	(4,640)	(6,302)
Payments of capital lease obligations	(1,959)	(1,361)	(2,238)
Proceeds from receipt of deferred credits and other	4,286	—	-
Deferred financing costs	(948)	53	93
Proceeds from exercise of stock options	8,176	7,047	1,111
Purchase of treasury stock	—	(283)	(132)

Net cash provided by financing activities	5,211	816	52,610

Net increase (decrease) in cash and cash equivalents	87,552	(144,408)	66,618
Cash and cash equivalents, beginning of year	86,117	173,669	29,261

Cash and cash equivalents, end of year	$173,669	$29,261	$95,879

     See accompanying notes to consolidated financial statements.

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

1.	Summary of Accounting Policies	(a)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Atlantic Coast Airlines Holdings, Inc. (“ACAI”) and its wholly owned subsidiaries, Atlantic Coast Airlines (“ACA”) and Atlantic Coast Jet, Inc. (“ACJet”), (collectively, the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. Unless the context indicates otherwise, the terms “we”, “us”, or “our” refer herein to Atlantic Coast Holdings, Inc. On July 1, 2001, ACAI combined the operations of its ACJet subsidiary into the operations of ACA and on July 9, 2002 converted Atlantic Coast Jet, Inc. into a limited liability corporation named Atlantic Coast Jet, LLC. Neither Atlantic Coast Jet, LLC, nor its predecessor, ACJet, have had any activity since June 30, 2001 and in December 2003, Atlantic Coast Jet, LLC voluntarily returned its dormant operating certificate to the DOT. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s flights are operated under code sharing agreements with United Airlines, Inc. (“United”) and Delta Airlines (“Delta”) and are identified as United Express and Delta Connection flights in computer reservation systems. As of December 31, 2003, the Company provided scheduled air transportation service as United Express for passengers to destinations in the Eastern and Midwestern United States. The Company provides scheduled air transportation service as Delta Connection to various destinations in the Eastern United States and Canada. The Company also operates private shuttle service and ad hoc charter service.

		(b)	Cash, Cash Equivalents and Short-Term Investments

The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. Investments with an original maturity greater than three months and less than one year are considered short-term investments. In addition, the Company holds investments in tax-free, variable-rate Industrial Revenue Bonds (“IRB”) and General Obligation Bonds (“GOB”) having initial maturities up to 30 years. Pursuant to the Company’s investment policy, these bonds must have a long-term rating of at least AA by Standard & Poor’s or Aa by Moody’s to be eligible investments. The Company’s investment policy also has issuer and geographical concentration limitations on these investments. These bonds are backed by letters of credit or insurance and can be sold back to the remarketer at par on a weekly or monthly basis.

As such, the Company considers securities of this type to be short-term investments. All short-term investments are considered to be available for sale as the Company has no intention to hold the securities for trading

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

purposes or until maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in stockholders’ equity. As December 31, 2003, the Company did not have significant unrealized losses on available-for-sale securities.

(c)	Airline Revenues

Passenger revenues are recorded as operating revenues at the time transportation is provided. Under the Company’s fee-per-departure and fee-per-block hour agreements, transportation is considered provided when the flight has been completed. All of the passenger tickets used by the Company’s revenue passengers are sold by other air carriers.

Under the fee-per-departure and fee-per-block hour contracts currently in place with United and Delta, respectively, revenue is the product of the agreed upon rate and the number of departures or the number of block hours flown. Rates are generally agreed to on an annual basis and are subject to adjustments upon certain specified events, such as changes in cities served or in aircraft utilization levels. Until rates are agreed to each year with United and Delta or are adjusted in response to specified events, the Company may be required to estimate these rates and record revenue based upon such estimates until final rates are agreed to by either United or Delta. In addition, certain incentive payments are recorded based upon the Company’s assessment of its satisfaction of specific and measurable operational performance criteria and are subject to review by United or Delta. United accounted for 83% and 82% of passenger revenue and Delta accounted for 17% and 18% of passenger revenue for 2003 and 2002, respectively.

ACA participates in United’s Mileage Plus frequent flyer program and in the Delta SkyMiles frequent flyer program. The Company does not accrue for incremental costs for mileage accumulation or redemption relating to these programs because the Company operates under agreements with United and Delta, and the Company’s revenues under these agreements are not affected by the number of miles earned by its passengers or number of passengers on its flights redeeming miles.

(d)	Accounts and Notes Receivable

Accounts receivable are stated net of allowances for uncollectible accounts of approximately $3.1 million and $3.9 million at December 31, 2002 and 2003, respectively. Amounts charged to expenses for uncollectible accounts in 2001, 2002 and 2003 were $227,000, $2.6 million, $0, respectively. Write-off of accounts receivable were $386,000, $150,000,

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

and $210,000 in 2001, 2002 and 2003, respectively. Accounts receivable as of December 31, 2002 and 2003 included ticket receivables of $607,000 and $648,000, respectively, and approximately $4.3 million and $4.8 million, respectively, related to manufacturers credits to be applied towards future spare parts purchases and training expenses. Based on the Company’s estimates, the Company believes that United owed ACA approximately $7.9 million as of the date of United’s bankruptcy filing for unpaid pre-petition obligations relating to United Express services prior to the filing and that, if these pre-petition obligations are not ultimately paid by United, ACA will have the right to offset amounts ACA owes United for pre-petition services totaling approximately $5.4 million. The Company reclassified the pre-petition amounts owed to United as a reduction of the pre-petition receivable balance. In addition, the Company has reclassified approximately $1.0 million owed to a manufacturer currently in bankruptcy as reserve for potentially uncollectible amounts owed to the Company for parts and training paid to third parties that were contractually required to be reimbursed by the manufacturer.

(e)	Concentrations of Credit Risk

At December 31, 2002 and 2003, accounts receivable from other airlines totaled approximately $449,000 and $442,000 respectively. Of the total amount, approximately $118,000 and $64,000 at December 31, 2002 and 2003, respectively, were due from United. Under the fee-per-departure agreements, the Company receives payment in advance from both United and Delta. Historically, accounts receivable losses have not been significant.

(f)	Risks and Uncertainties

Beginning in early 2001, the industry has experienced depressed demand and shifts in passenger demand, lower unit revenues, increased insurance costs, increased fuel costs, increased government regulations and taxes, and tightened credit markets, evidenced by higher credit spreads and reduced capacity to borrow. These factors are directly affecting the operations and financial condition of participants in the industry including aircraft manufacturers. Several major airlines have used the bankruptcy process to reduce their expenses and streamline their operations. Our contractual relationships with others may continue to be affected by other companies’ bankruptcies or by concerns regarding potential bankruptcies. The bankruptcy or prospect of bankruptcy among other companies which operate in our industry may result in unexpected expenses and create other risks or uncertainties that we are not able to anticipate or plan around.

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

The majority of our flights are currently operated under the United Express or Delta Connection brand. As such, we currently rely on United and Delta to provide numerous services such as reservations, ticketing, route planning, marketing, revenue management, revenue accounting, and customer service and ground handling at certain stations. Our revenue and operations are currently reliant on the ability of these partners to manage their operations and cash flow, and ability and willingness of these partners to continue to deploy our aircraft and to utilize and pay for scheduled service at agreed upon rates. On December 9, 2002, UAL, Inc. and its subsidiaries, including United, filed for protection under Chapter 11 of the United States bankruptcy code. UAL continues operating and managing its business and affairs as a debtor in possession. In bankruptcy, United has the right to assume or reject all executory agreements including the Company’s UA Agreements. We anticipate that even though our United Express operations accounted for 83% of our passenger revenue in 2003, our relationship with United Airlines will end as a part of United’s reorganization in bankruptcy, and we intend to utilize our assets to operate as an independent low-fare airline. The timing of our commencement of operations as Independence Air depends, among other things, on the terms and timing of our disengagement as a United Express carrier, which cannot be projected at this time in large measure due to the uncertainty surrounding when and if United will emerge from bankruptcy. While we intend to place Airbus narrowbody aircraft into service under Independence Air in the fourth quarter of 2004, our ability to utilize our fleet of CRJs in Independence Air’s operations could be significantly impacted depending upon whether United elects to reject or assume the UA Agreements, as well as the timing of any rejection and the amount of notice we receive before a rejection is to take effect. We anticipate that in order to implement operations as Independence Air there will be an interruption in our services during a transition period. The length of this transition period will be dependent on several factors, some of which are beyond our control, such as whether United emerges from bankruptcy or liquidates, and how soon in either case, whether our operation as a United Express carrier terminates through a negotiated arrangement with United or as a result of United rejecting the UA Agreements through its bankruptcy proceeding, and, if so, how much notice we have of such rejection and how quickly it becomes effective. We may also experience unexpected costs and/or a period

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

during which we are not engaged in revenue operations as a result of the terms of our disengagement as a United Express carrier. If we do not have advanced notice of the rejection of the UA Agreements, we expect that we will incur losses and have negative cash flows while we are transitioning our fleet to Independence Air that would exceed the losses that we already anticipate incurring as a result of this transition. Any prolonged stoppage of flying would materially adversely affect our results of operations and financial position, and any failure to timely or successfully implement our transition to Independence Air could have a material adverse effect on our viability.

In July 2002, Fairchild Dornier GmbH (“Fairchild”), the manufacturer of the 32-seat Fairchild Dornier 328 regional jet (“328Jet”), opened formal insolvency proceedings in Germany. Fairchild had been operating under the guidance of a court-appointed interim trustee since April 2002. Our costs to operate our current fleet of 33 328Jets increased in 2003 and may continue to increase in the future due to the expense of obtaining product support from third parties and due to the limited availability and increasing cost of spare parts. As a result of Fairchild’s bankruptcy and its failure to satisfy its obligations to us, we may continue to experience higher than expected or unexpected costs in our operations or may encounter consequences or risks for which we are not able to anticipate or plan.

The Pratt & Whitney (“P&W”) PW306B engine that powers our fleet of 328Jet aircraft has had unscheduled maintenance events to repair turbine blades that requires the engines to be removed and sent to P&W for repairs. Because of the shortage of spare engines, we have had to temporarily ground several of our 328Jet aircraft, resulting in their not being available under the Delta Connection program. While the cost of the engine maintenance is covered under our maintenance agreement with P&W, a continued reduction in the number of planes we can operate under the Delta Connection program could impact our revenue and earnings, could lead to Delta seeking to terminate the DL Agreement, result in other incidental expenses or otherwise adversely affect our Delta Connection operation. If the DL Agreement is terminated for failure to meet the performance standards, we do not have the right to require Delta to assume the leases on the 328Jet aircraft used in our Delta Connection operations. There can be no assurance that we will be able to redeploy the these aircraft in a profitable manner. In addition, even if Delta terminates the DL Agreement without cause, triggering our right to require Delta to assume the leases on the 328Jet aircraft, we may not be able to extinguish our obligations under the leases for these aircraft if Delta or its assignee fails to meet certain financial conditions under the DL Agreement at the time Delta becomes obligated to assume the leases.

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

As a result of these unscheduled maintenance events, the Company has cancelled some of its flights and has reduced its scheduled flights for Delta. Under the terms of the DL Agreement, Delta has the right to terminate the agreement if the Company fails to meet certain performance standards over a period of five or more months. The Company anticipates returning all of its 328Jets into service for the Delta Connection operations in March of 2004. Although Delta has indicated that it is concerned about the operational issues that have arisen as a result of the unscheduled maintenance events for the engines on a number of the 328Jets, the Company believes these concerns would not form a basis for Delta to terminate the DL Agreement for failure to meet the performance standards. In the event Delta terminates the DL Agreement for failure to meet the performance standards, the Company would not have a right to require Delta to assume the leases on the 328Jets.

Delta also has the right to terminate the DL Agreement without cause, subject to certain rights of the Company, by providing 180 days notice to the Company. Delta has informed the Company that the operation by the Company of jets with more than 70 seats would be in conflict with Delta’s pilot agreement (although the Company’s DL Agreement does not prohibit this activity) and with Delta’s business plan for Delta Connection partners. Delta has indicated that under these circumstances it may seek alternatives to the services provided by the Company and may seek to terminate the relationship. Under the terms of the Delta Connection Agreement, should Delta exercise its right to terminate without cause, the Company would have the right to require Delta to assume the leases on some or all of the 30 328Jet aircraft used in the Company’s Delta Connection operations. If Delta chooses to exercise its early termination right without cause, the Company currently expects that it would exercise its right to require Delta to assume the leases and would work with Delta to provide a smooth transition for both carriers. In such a case, the Company believes it may benefit from fleet simplification and the ability of management to focus exclusively on its low-fare business model. The Company may incur one-time costs in connection with any termination of the Delta relationship.

As our fleet of regional jet aircraft ages, the maintenance costs for such aircraft will likely increase. Our maintenance costs will increase on an absolute basis, on a per seat mile basis and as a percentage of our operating expenses, as our regional jet fleet ages. Although we cannot accurately predict how much our maintenance costs will increase in the future, they may increase significantly. Any such increase could have an adverse effect

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

on our business, financial condition and results of operations. We are vulnerable to any problems associated with the aircraft in our fleet, including design defects, mechanical problems or adverse perception by the public that would result in customer avoidance or an inability to operate our aircraft.

Independence Air:

The Company’s decision to operate independently as a low-fare carrier, as announced in July 2003, is the result of an extensive evaluation of changes in the passenger airline industry that the Company commenced in 2001.

Although we have operated as an airline since 1992, our past results offer no meaningful guidance with respect to our future performance because we have not operated as an independent carrier to date. In addition, we have not had responsibility for route planning, scheduling, pricing, marketing, advertising, sales, revenue management or revenue accounting functions since December 2000, and we will be establishing for the first time our own distribution, reservations and ticketing functions. Also, while previous operations have been under the United and Delta brands, Independence Air is a new brand for us, and has limited market recognition. As a result, because we have not yet begun to operate as an independent, low-fare carrier, it is difficult to evaluate our future prospects. Our future performance will depend on a number of factors, including our ability to: establish a brand and product that will be attractive to our target customers; implement our growth strategy with larger aircraft than we have previously operated; react to customer and market demands and to changes in the airline industry; choose new markets successfully; secure favorable terms with airports, suppliers and other contractors; maintain adequate control over our expenses; monitor and manage major operational and financial risks; obtain and maintain necessary regulatory approvals; attract, retain and motivate qualified personnel; maintain the safety and security of our operations; and react to responses from our competitors, including both legacy and low-fare airlines, as we transition to Independence Air. There can be no assurance that we will successfully address any of these factors, and our failure to do so could harm our business. In 2003, the Company incurred $2.7 million in expense related to the start-up of Independence Air.

Collective Bargaining Agreements:

The Company’s pilots are represented by the Airline Pilots Association (“ALPA”), flight attendants are represented by the Association of Flight Attendants-Communications Workers of America (“AFA-CWA”), and

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

aviation maintenance technicians and ground service equipment mechanics are represented by the Aircraft Mechanics Fraternal Association (“AMFA”).

In January 2001, the Company agreed to a new four-and-a-half year collective bargaining agreement with its pilot union that was subsequently ratified and became effective on February 9, 2001. The collective bargaining agreement covers pilots flying for the United Express, Delta Connection, and charter operations. The agreement provided for overall pilot costs that the Company believes were, at the time, comparable to other similarly situated regional carriers with recently negotiated contracts who were operating under similar agreements with major airlines. In October 2003, the Company reached an agreement on a revised contract with its pilots and the union representing those pilots, the Air Line Pilots Association (ALPA). The agreement has been fully ratified and will go into effect as the Company achieves certain milestones in the implementation of Independence Air. The agreement, which would extend the term of the collective bargaining agreement such that it will next be amendable as of December 31, 2007, establishes pay rates and work-rules for pilots operating narrow-body jets that the Company believes are competitive with other low-fare carriers. The new agreement also includes terms designed to decrease costs and increase productivity for operating its regional jets. The Company had previously finalized a separate agreement with ALPA on pay reductions and work rule changes that were contingent on reaching an agreement with United to continue operation as a fee-per-departure carrier in the United Express system. If the conditions for either agreement with the Company’s pilots to become effective are not satisfied, the agreement which has been effective since February 2001 will continue to be applicable.

The Company’s collective bargaining agreement with AMFA, which was ratified in June 1998, became amendable in June 2002. The Company has been in negotiations with AMFA during 2003 and recently both sides have agreed to mediation under the Railway Labor Act. The Company’s collective bargaining agreement with the AFA-CWA, which was ratified in October 1998, became amendable in October 2002. The Company has entered into negotiations with AFA-CWA regarding a new agreement. The Company is continuing to negotiate with both unions, and management does not anticipate that there will be a material effect on the Company’s operations for the foreseeable future as a result of these discussions.

In the airline industry, labor relations are regulated by the Railway Labor Act (“RLA”). Under the RLA, collective bargaining agreements do not

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

expire but, rather, become amendable. The wage rates, benefits and work rules contained in a contract that has become amendable remain in place and represent the status quo until a successor agreement is in place. The parties may not resort to self-help, such as strikes or lockouts, until the RLA processes for collective bargaining have been exhausted. It is impossible to predict how long the RLA processes will take.

Certain of the Company’s unrepresented labor groups are from time to time approached by unions seeking to represent them. In 2002, the International Association of Machinists and Aerospace Workers (“IAM”) unsuccessfully tried to organize the Company’s customer service employees. The Company was informed by the National Mediation Board (“NMB”) that the IAM did not receive a sufficient showing of interest from customer service employees to merit holding an election. Because of this, the NMB will not accept any application seeking representation of the Company’s customer service employees prior to March 2004.

During 2003, the Transport Workers Union (“TWU”) sought election to represent the Company’s dispatch employees. The Company was informed by the National Mediation Board (“NMB”) that the TWU did not receive a sufficient showing of interest from dispatch employees to merit holding an election. Because of this, the NMB will not accept any application seeking representation of the Company’s dispatch employees prior to May 2004.

Aviation Insurance

Following the September 11 terrorist attacks, the aviation insurance industry imposed a worldwide surcharge on aviation insurance rates as well as a reduction in coverage for certain war risks. In response to the reduction in coverage, the Air Transportation Safety and System Stabilization Act provides U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market. Prior to December 2002, the Company purchased hull war risk coverage through the private insurance market, and purchased liability war risk coverage through a combination of U.S. government provided insurance and private insurance. In December 2002, the U.S. government offered to provide additional war risk coverage that included certain risks previously covered by private insurance. Since that time, the Company has purchased, at rates that are significantly lower than those charged by private insurance carriers, hull and liability war risk coverage from the U.S. government. The Company

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

anticipates that it will renew the government insurance for as long as the coverage is available, and then obtain this coverage through the private insurance market. Under the Company’s UA and DL Agreements, the Company passes through the cost of insurance to its partners. Independence Air will be responsible for its full insurance costs. The absence of insurance, or availability at excessive rates, could affect the Company’s ability to operate. The Company anticipates that it will follow industry practices with respect to sources of insurance.

(g)	Use of Estimates

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

(h)	Expendable Parts

Expendable parts and supplies are stated at the weighted average cost, less an allowance for obsolescence of $1.1 million and $2.0 million as of December 31, 2002 and 2003, respectively. Expendable parts and supplies are charged to expense as they are used. Amounts charged to costs and expenses for obsolescence in 2001, 2002 and 2003 were $578,000, $596,000, and $900,000, respectively.

(i)	Property and Equipment

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

Amortization of capital leases and leasehold improvements is included in depreciation and amortization expense.

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

The Company periodically evaluates whether events and circumstances have occurred which may impact the remaining estimated useful life or the recoverability of the remaining carrying value of its long-lived assets, including rotable spare parts. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss equal to the difference between the fair value and carrying value would be recognized by the Company.

(j)	Intangible Assets

Goodwill of approximately $3.2 million, representing the excess of cost over the fair value of net assets acquired in the acquisition of ACA, was previously amortized by the straight-line method over twenty years. Costs incurred to acquire slots of $0.3 million were being amortized by the straight-line method over twenty years. Accumulated amortization of intangible assets at December 31, 2002 and 2003 was $1.8 million.

In accordance with Statement of Financial Accounting Standards No. 142, which the Company adopted as of January 1, 2002, the Company no longer recognizes amortization of its goodwill and slots for 2002 and future years but, instead, evaluates these assets, at least annually, for potential impairment based upon fair value. Based upon analyses performed by the Company, there were no impairment losses to these assets as of December 31, 2003.

(k)	Maintenance

The Company has executed long term agreements with the engine manufacturers and other service providers covering repair and overhaul of certain of its engines, airframe and avionics components, and landing gear. These agreements call for an escalating rate per hour flown over the life of the agreement. The Company’s maintenance accounting policy for items covered by such agreements is to expense amounts based on the current rate as the aircraft are flown. Prior to the execution of these long-term maintenance agreements, the Company’s maintenance policy was a combination of expensing certain events as incurred and accruing for certain maintenance events at rates it estimated would be sufficient to cover maintenance cost for the aircraft.

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

In 2000, the Company executed a seven-year engine services agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of ACA’s CRJ jet engines, operated on the 43 CRJs already delivered or on order at that time for the United Express operation. This agreement was amended in July 2000 to cover 23 additional CRJ aircraft, bringing the total number of CRJ aircraft covered under the agreement to 66. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown on a monthly basis to GE and GE assumes the responsibility to repair the engines when required at no additional expense to the Company, subject to certain exclusions. The Company’s future maintenance expense on CRJ engines covered under the agreement will escalate based on contractual rate increases, intended to match the timing of actual maintenance events that are due pursuant to the terms. The Company expenses aircraft maintenance based upon the amount charged by GE under the agreement, as engine hours are flown. To date, the time between scheduled repair work has been longer and therefore the costs of maintaining these engines by GE has been lower than anticipated at the time the original contract and rates were agreed. The Company has been in negotiations with GE to reduce the base rate in the agreement to reflect the actual operating performance of the engines, to add the remaining aircraft to the agreement, and to extend the term. The Company has disputed the appropriateness of certain contract rate adjustments and in the fourth quarter of 2001 sought other rate concessions from GE in the context of negotiating with GE for an adjustment in rates and for an extension of the contract to cover a longer term and to cover the remaining CRJ aircraft on order. Consistent with its understanding at the time, the Company reduced the amounts it paid GE under the agreement and correspondingly reduced the amounts it expensed for engine maintenance. The Company continues to negotiate with GE and other vendors in order to reach an acceptable maintenance agreement. Accordingly, the Company currently is not adding engines beyond the 66 covered aircraft and anticipates that the adjustments described above will continue to be disputed. In addition, the Company believes that, if it so elects, it has the right to remove any or all engines from this agreement at any time. GE does not agree with the Company’s interpretation of the agreement. On October 14, 2003, the Company commenced arbitration proceedings against GE. In the proceeding, the Company seeks a ruling by an arbitrator that it has the right to remove any or all engines from the scope of an engine services agreement with GE governing the scheduled and unscheduled repair of ACA’s CRJ jet engines. GE has also requested that the arbitration also address the issue of whether GE is owed certain amounts it claims it is owed pursuant to the agreement. The parties are presently addressing preliminary

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

procedures in advance of proceeding with this arbitration. The Company believes that it has adequately reserved for GE’s counterclaim in the event that an arbitrator rules in favor of GE’s counterclaim. If the arbitrator were to rule against the Company’s interpretation of the agreement, covered engines will remain subject to the agreement for the balance of the term of the agreement.

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

Effective January 2001, the Company entered into an agreement with BAE Systems Holdings, Inc. covering repair and overhaul of airframe rotable parts on the Company’s J-41 aircraft through the remaining service life of the J-41 fleet. Under the terms of this agreement, the Company pays a fixed amount per flight hour each month. The Company expenses the amount paid to BAE Systems Holdings, Inc. based on the rates stipulated in the agreement and the hours flown each month.

(l)	Deferred Credits

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

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

(n)	Stock-Based Compensation

The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed under Accounting Principles Board (APB) No. 25. As such, the Company records compensation expense for stock options and awards only if the exercise price is less than the fair market value of the stock on the measurement date.

For purposes of the pro forma disclosures of compensation expense under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, the Company uses the Black-Scholes option model to estimate the fair value of options. A risk-free interest rate of 4.5%, 3.1% and 3.6% for 2001, 2002 and 2003, respectively, a volatility rate of 73.4%, 70.6% and 77.5% for 2001, 2002 and 2003, respectively, with an expected life of 4.0 years for 2001, 6.3 years for 2002 and 7.4 years for 2003 were assumed in estimating the fair value. No dividend rate was assumed for any of the years.

The following summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value. The pro forma information disclosed below does not include the impact of awards made prior to January 1, 1995 (in thousands, except per share data):

	2001	2002	2003

Net income, as reported	$34,322	$39,286	$82,798
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	976	847	14
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,260)	(7,367)	(5,990)

Pro forma net income	$29,038	$32,766	$76,822

Earnings per share:
Basic – as reported	$.79	$.87	$1.83

Basic – pro forma	$.67	$.73	$1.70

Diluted – as reported	$.76	$.85	$1.82

Diluted – pro forma	$.64	$.71	$1.69

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

(o)	Income Per Share

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which consist of shares subject to stock options computed using the treasury stock method.

A reconciliation of the numerator and denominator used in computing income per share is as follows (in thousands, except per share amounts):

	2001		2002		2003

	Basic	Diluted	Basic	Diluted	Basic	Diluted

Share calculation:
Average number of common shares outstanding	43,434	43,434	45,047	45,047	45,285	45,285
Incremental shares due to assumed exercise of options	—	1,776	—	972	—	113

Weighted average common shares outstanding	43,434	45,210	45,047	46,019	45,285	45,398

Net Income	$34,322	$34,322	$39,286	$39,286	$82,798	$82,798

Net Income per share	$.79	$.76	$.87	$.85	$1.83	$1.82

(p)	Reclassifications

Certain prior years’ amounts as previously reported have been reclassified to conform to the current year presentation.

(q)	Interest Rate Hedges

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

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

(r)	Segment Information

The Company has adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The statement requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company is engaged in one line of business, the scheduled and chartered transportation of passengers, which constitutes nearly all of its operating revenues.

(s)	Aircraft Deposits

As part of the Company’s purchase agreements for certain aircraft, the manufacturers require deposits to be placed and/or progress payments to be made in advance of the aircraft’s delivery to the Company. These aircraft deposits are considered long term in nature due to the fact that they are scheduled to be returned in years extending beyond 2004.

2.	Property and Equipment	Property and equipment consist of the following:

(In thousands)
December 31,	2002	2003

Owned aircraft and improvements	$103,833	$241,979
Improvements to leased aircraft	7,023	6,545
Flight equipment, primarily rotable spare parts	105,907	107,017
Maintenance and ground equipment	13,849	15,825
Computer hardware and software	19,730	21,951
Furniture and fixtures	2,998	4,251
Leasehold improvements	8,870	9,709

	262,210	407,277
Less: Accumulated depreciation and amortization	66,797	92,477

	$195,413	$314,800

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

In 1999, the Company commenced a replacement project of its computer software systems. The majority of these costs are being capitalized and amortized over seven years. In 2001 and 2002, the Company capitalized an additional $2.8 million and $3.5 million of costs incurred, respectively, bringing the total capitalized costs to $13.8 million for the project.

On May 29, 2003, the Company purchased and took delivery of six CRJ aircraft from Bombardier. The Company financed a portion of the purchase price of four of the aircraft with debt financing. The promissory notes on each of the four aircraft are 16.5 years in length beginning May 29, 2003; carry a fixed interest rate of 5.112% per annum; and require thirty-three equal semi-annual payments of principal and interest beginning November 29, 2003.

In October 2003, the Company purchased and took delivery of two CRJ aircraft from Bombardier. The Company financed a portion of the purchase price of the aircraft with debt financing. The promissory notes on each of the aircraft require monthly payments from November 1, 2003 through October 2005, with the remaining principal balance to be paid in October 2005. The variable interest rate for the promissory notes is reset monthly based on the 1-month LIBOR rate plus 2.25%

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

3.	Accrued	Accrued liabilities consist of the following:
Liabilities

(In thousands)
December 31,	2002	2003

Payroll and employee benefits	$29,973	$27,634
Air traffic liability	2,398	2,569
Landing fees	2,994	3,295
Property taxes	2,907	4,594
Corporate income taxes	(130)	4,594
Aircraft rents	3,712	2,526
Passenger related expenses	5,179	5,314
Maintenance costs	8,933	11,378
Fuel	11,455	12,137
Other	16,956	16,894

	$84,377	$90,935

4.	Debt	On September 28, 2001, the Company entered into an asset-based lending agreement with Wachovia Bank, N.A. (“Wachovia”) that initially provided the Company with a line of credit for up to $25.0 million. Under the terms of the line of credit, it was necessary for the Company to request a covenant waiver as a result of the Chapter 11 bankruptcy filing by United Airlines. In order to obtain this waiver, the Company agreed to reduce the size of the line of credit to $17.5 million and to revise certain covenants. On July 31, 2003, the Company entered into a new agreement with Wachovia which replaced the line of credit. This new agreement, which has no expiration date, provides for the issuance of letters of credit, and is collateralized by certificates of deposit. Under this agreement, the Company has $14.8 million on deposit with Wachovia as collateral for letters of credit issued on behalf of the Company. The amounts on deposit with Wachovia are shown as restricted cash on the Company’s balance sheet as of December 31, 2003.

In September 1997, approximately $112 million of pass through certificates were issued in a private placement by separate pass through trusts, which purchased with the proceeds, equipment notes (the “Equipment Notes”) issued in connection with (i) leveraged lease transactions relating to four J-41s and six CRJs, all of which were leased to the Company (the “Leased Aircraft”), and (ii) the financing of four J-41s owned by the Company (the “Owned Aircraft”). The Equipment Notes issued with respect to the Owned Aircraft are direct obligations of ACA, guaranteed by ACAI and are included as debt obligations in the accompanying consolidated financial statements. The Equipment Notes issued with respect to the Leased Aircraft are not obligations of ACA or guaranteed by ACAI.

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

On May 29, 2003 the Company purchased and took delivery of six CRJ aircraft from Bombardier. The Company financed a portion of the purchase price of four of the aircraft with debt financing. The promissory notes on each of the four aircraft are 16.5 years in length beginning May 29, 2003; carry a fixed interest rate of 5.112% per annum; and require thirty-three equal semi-annual payments of principal and interest beginning November 29, 2003.

In October 2003, the Company purchased and took delivery of two CRJ aircraft from Bombardier. The Company financed a portion of the purchase price of the aircraft with debt financing. The promissory notes on each of the aircraft require monthly payments from November 1, 2003 through October 2005, with the remaining principal balance to be paid in October 2005. The variable interest rate for the promissory notes is reset monthly based on the 1-month LIBOR rate plus 2.25%

Long-term debt consists of the following:

(In thousands)
December 31,	2002	2003

Equipment Notes associated with Pass Through Trust Certificates, due January 1, 2008 and January 1, 2010, principal payable annually through January 1, 2006 and semi-annually thereafter through maturity, interest payable semi-annually at 7.49% throughout term of notes, collateralized by four J-41 aircraft.	$11,147	$10,008
Notes payable to institutional lenders, due between October 23, 2010 and May 15, 2015, principal payable semiannually with interest ranging from 5.65% to 7.63% through maturity, collateralized by four CRJ aircraft.	45,047	41,794
Note payable to institutional lender, due October 2, 2006, principal payable semiannually with interest at 6.56%, collateralized by one J-41 aircraft.	2,246	1,738
Notes payable to institutional lender, due November 2019, principal payable semiannually with interest at 5.11%, collateralized by four CRJ aircraft.	—	58,897
Notes payable, due October 2005, principal payable monthly with variable rate based on 1-month LIBOR rate plus 2.25% through maturity, collateralized by two CRJ aircraft.	—	30,461

Total	58,440	142,898
Less: Current Portion	4,900	8,927

	$53,540	$133,971

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2003, maturities of long-term debt are as follows:

(in thousands)
Year Ending December 31,

2004	$8,927
2005	37,742
2006	8,650
2007	8,397
2008	10,542
Thereafter	68,640

$142,898

The Company has various financial covenant requirements associated with its debt and the UA Agreement. These covenants require the Company to meet certain financial ratio tests, including tangible net worth, net earnings, current ratio and debt service levels. The Company was in compliance with such covenants at December 31, 2003.

5.	Obligations Under Capital Leases	The Company leases certain equipment for noncancelable terms of more than one year. These lease agreements expire on various dates through 2008. The net book value of the equipment under capital leases at December 31, 2002 and 2003 was $2.2 million and $499,000, respectively. The leases were capitalized at the present value of the lease payments. The weighted average interest rate for these leases is approximately 5.0%.

At December 31, 2003, the future minimum payments, by year and in the aggregate, together with the present value of the net minimum lease payments, are as follows:

(in thousands)
Year Ending December 31,

2004	$180
2005	186
2006	101
2007	88
2008	7

Total future minimum lease payments	562
Amount representing interest	47

Present value of minimum lease payments	515
Less: Current maturities	159

$356

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

6.	Operating Leases	Future minimum lease payments under noncancelable operating leases at December 31, 2003 are as follows:

(in thousands)
Year ending December 31,	Aircraft	Other	Total

2004	$147,292	$8,904	$156,196
2005	147,597	8,641	156,238
2006	145,315	8,640	153,955
2007	138,598	8,364	146,962
2008	128,478	7,417	135,895
Thereafter	1,008,168	44,890	1,053,058

Total minimum lease payments	$1,715,448	$86,856	$1,802,304

Certain of the Company’s leases require aircraft to be in a specified maintenance condition at lease termination or upon return of the aircraft.

The Company’s lease agreements generally provide that the Company pays taxes, maintenance, insurance and other operating expenses applicable to leased assets. Operating lease expense was $107.4 million, $133.6 million and $154.1 million for the years ended December 31, 2001, 2002 and 2003, respectively.

7.	Stockholders’ Equity	Stock Option Plans

The Company’s 1992 Stock Option Plan had 3.0 million shares of which all have been granted. The Company’s 1995 Stock Incentive Plan has 5.0 million shares of which the majority had been granted by year-end 1999. In 2000, the Company’s shareholders approved a new 2000 Stock Incentive Plan for 4.0 million shares. The shareholder approved plans provide for the issuance of incentive stock and non qualified stock options to purchase common stock of the Company and restricted stock awards to certain employees and directors of the Company. During 2000, the Company’s Board of Directors approved stock option programs for an additional 2.4 million shares. The Board approved programs provide for the issuance of non-qualified stock options to purchase common stock of the Company and restricted stock awards to certain employees. Executive officers and directors of the Company are not eligible to participate in the Board authorized stock option programs. Under the plans and programs, options are granted by the Chief Executive Officer of the Company with approval from the Compensation Committee of the Board of Directors and vest over a period ranging from three to five years.

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

A summary of the status of the Company’s stock option plan awards, including restricted stock awards as of December 31, 2001, 2002, and 2003 and changes during the periods ending on those dates is presented below:

	2001		2002		2003

		Weighted-average		Weighted-average		Weighted-average
	Shares	exercise price	Shares	exercise price	Shares	exercise price

Options outstanding at beginning of year	4,576,994	$8.57	5,194,638	$12.07	4,710,831	$13.12
Granted	2,202,826	$14.74	645,500	$12.19	2,003,500	$9.30
Exercised	1,524,482	$5.35	1,025,982	$6.87	149,103	$6.81
Canceled	60,700	$14.90	103,325	$16.34	589,758	$13.07

Options outstanding at end of year	5,194,638	$12.07	4,710,831	$13.12	5,975,470	$11.99

Options exercisable at year end	1,408,608	$7.88	1,694,566	$12.49	2,762,241	$13.10

Options available for grant at year end	3,048,758		2,520,320		1,117,479

Weighted-average fair value of options granted during the year	$8.77		$8.05		$6.93

The Company awarded a total of 55,900 shares of restricted stock to certain employees during 2001. These shares vest over four years and have a provision for accelerated vesting tied to a 25% increase in any 2002 quarter’s operating results over the prior year’s quarter. In the first quarter of 2002, the Company’s operating results met the threshold for accelerated vesting and as a result, these restricted shares vested 100% in April 2002. The Company recognized $1.1 million in compensation expense in 2002, due to these restricted stock awards and as a result of the accelerated vesting schedule. In 1998, the Company awarded a total of 200,000 shares of restricted stock to certain employees. These shares vest over three to five years. The Company recognized $298,000, $289,000 and $23,000 in compensation expense for the year ended 2001, 2002 and 2003, respectively, associated with the 1998 restricted stock awards and with certain stock option awards.

In December 2003, the Company modified all outstanding stock options to allow the option holders a longer period of time to exercise an option after a change in control event has occurred. As a result of this modification, these options will be subject to variable plan accounting treatment if a triggering event were to occur.

The following table summarizes information about stock options outstanding at December 31, 2003:

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

		Options Outstanding		Options Exercisable

		Weighted-average
		remaining
	Number outstanding	contractual life	Weighted-average	Number exercisable	Weighted-average
Range of exercise price	at 12/31/03	(years)	exercise price	12/31/03	exercise price

$0.00 - $2.79	2,800	1.6	$1.97	2,800	$1.97
$2.80 - $5.59	89,660	3.1	$3.59	89,660	$3.59
$5.60 - $8.39	325,868	8.7	$7.03	42,868	$6.29
$8.40 - $11.19	2,347,941	8.6	$9.50	538,816	$9.70
$11.20 - $13.99	2,639,015	7.0	$13.43	1,658,986	$13.33
$14.00 - $16.79	255,786	6.1	$15.87	211,536	$15.79
$16.80 - $19.59	13,000	7.0	$17.70	8,500	$17.57
$19.60 - $22.39	131,750	7.0	$20.81	100,250	$20.73
$22.40 - $25.19	89,500	7.9	$23.38	71,500	$23.33
$25.20 - $27.99	80,150	7.6	$26.88	37,325	$26.89

	5,975,470	7.6	$11.99	2,762,241	$13.10

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

8.	Employee Benefit Plans	Employee Stock Ownership Plan
The Company established an Employee Stock Ownership Plan (the “ESOP”) covering substantially all employees. For each of the years 1992 through 1995, the Company made contributions to the ESOP that were used in part to make loan and interest payments. Shares of common stock acquired by the ESOP were allocated to each employee based on the employee’s annual compensation.

Effective June 1, 1998, the Board of Directors of the Company voted to terminate the Plan. On March 15, 1999, the Internal Revenue Service issued a determination letter notifying the Company that the termination of the Plan does not adversely affect the Plan’s qualification for federal tax purposes. Upon termination of the Plan, a participant becomes 100% vested in his or her account. In preparing for the final distribution of ESOP shares to participants, it was determined that a misallocation of shares had occurred in years 1993 through 1997 resulting in certain eligible participants not receiving some of their

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

entitled shares. The Company contributed the required number of additional shares to the ESOP during the second and third quarters of 1999 when the final calculation was determined and recognized approximately $250,000 in expense. The Company filed a request for a compliance statement under the IRS’s Voluntary Compliance Resolution Program to obtain Service approval of the Company’s response to the share misallocation issue. In September 1999, the ESOP trustee began distribution of the ESOP assets per participant’s direction. In 2000 and 2001, additional ESOP shares were distributed, as participants were located. The ESOP will continue until all participants are located and any remaining assets are properly distributed. The number of shares remaining in the Plan as of December 31, 2002 and 2003 were 11,789 and 11,304, respectively.

401K Plan

Effective January 1, 1992, the Company adopted a 401(k) Plan (the “Plan”). The Plan covers all employees who meet the Plan’s eligibility requirements. Employees may elect a salary reduction contribution of up to 15% of their annual compensation not to exceed the maximum amount allowed by the Internal Revenue Service.

The Plan allows the Company to make discretionary matching contributions for non-union employees, mechanics, and certain flight attendants, equal to 25% of salary contributions up to 4% of total compensation. Effective with the ratification of the pilot’s new union agreement on February 9, 2001, the Company’s match for pilots is variable depending upon the pilot’s length of service and the Company’s operational performance. The Company’s matching percentage for a pilot can range from two to six percent of eligible compensation. The Company’s matching contribution for all qualified employees, if any, vests ratably over five years. Contribution expense was approximately $3.9 million, $1.6 million, and $1.1 million for 2001, 2002 and 2003, respectively. The Company’s contribution expense in 2001 includes estimated costs of $2.9 million for additional contributions to correct operational defects found in the Company’s 401(k) plan in addition to $1 million in discretionary matching contributions. The Company’s contribution expense for 2003 includes a reversal of $1.2 million of the $2.9 million in estimated costs recorded in 2001 for operational defects in the Company’s 401(k) plan based upon the current expected resolution of these matters with government regulatory agencies.

Profit Sharing Programs

The Company has profit sharing programs that result in periodic payments to all eligible employees. Profit sharing compensation, which is based on attainment of certain performance and financial goals, was approximately $6.3 million, $10.3 million, and $1.1 million in 2001, 2002 and 2003, respectively. In 2003, the Company suspended or reduced the payouts due under the profit sharing programs.

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

9.	Income Taxes	The provision (benefit) for income taxes includes the following components:

(in thousands)

Year Ended December 31,	2001	2002	2003

Federal:
Current	$15,392	$25,124	$26,152
Deferred	4,437	(2,850)	18,435

Total federal provision	19,829	22,274	44,587

State:
Current	2,207	4,388	4,895
Deferred	477	(1,523)	2,970

Total state provision	2,684	2,865	7,865

Total provision	$22,513	$25,139	$52,452

A reconciliation of income tax expense at the applicable federal statutory income tax rate of 35% to the tax provision recorded is as follows:

(in thousands)
Year ended December 31,	2001	2002	2003

Income tax expense at statutory rate	$19,892	$22,549	$47,337
Increase (decrease) in tax expense due to:
Permanent differences and other	877	711	2
State income taxes, net of federal benefit	1,744	1,879	5,113

Income tax expense	$22,513	$25,139	$52,452

Deferred income taxes result from temporary differences which are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than for financial reporting purposes.

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

The following is a summary of the Company’s deferred income taxes as of December 31, 2002 and 2003:

(in thousands)
December 31,	2002	2003

Deferred tax assets:
Engine maintenance accrual	$3,212	$3,576
Intangible assets	333	97
Air traffic liability	432	445
Allowance for bad debts	1,248	4,180
Deferred aircraft rent	2,824	797
Deferred credits	2,431	17,165
Accrued compensation	1,964	2,328
Accrued aircraft early retirement charge	18,587	7,192
Start up and organizational costs	1,227	752
Other	5,787	7,626

Total deferred tax assets	38,045	44,158
Deferred tax liabilities:
Depreciation and amortization	(43,277)	(71,118)
Accrued expenses and other	(1,038)	(715)

Total deferred tax liabilities	(44,315)	(71,833)

Net deferred income tax liabilities	$(6,270)	$(27,675)

No valuation allowance was established in either 2002 or 2003, as the Company believes it is more likely than not that the deferred tax assets will be realized.

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

10.	Commitments and Contingencies	Aircraft

As of December 31, 2003, the Company had a total of 34 Bombardier CRJ200s (“CRJs”) on order from Bombardier, Inc., and held options for 80 additional CRJs. Of the 34 firm aircraft deliveries, 6 are scheduled for 2004 and an additional 28 are scheduled for 2005. The Company is obligated to purchase and finance (including leveraged leases) the firm ordered aircraft at an approximate capital cost of $0.7 billion. The 34 firm ordered aircraft are subject to United assuming the current United Express Agreements in bankruptcy court, and certain other conditions which, unless waived by the Company would not be satisfied unless the Company has an agreement with United to operate these aircraft in the United Express program.

The Company has signed Memoranda of Understanding for the lease of 10 and purchase of 15 Airbus narrowbody aircraft. The commitment to lease or purchase these aircraft is subject to negotiating definitive lease and purchase agreements which were not completed as of December 31, 2003.

Deferred Compensation Arrangements

The Company has committed to provide its senior executive officers a deferred compensation plan which utilizes split dollar life insurance policies, and for a certain officer, a make-whole provision for taxes, post retirement salary based on ending salary, and post retirement benefits based on benefits similar to those currently provided to the executive while actively employed. The Company has estimated the cost of the deferred compensation and tax gross up feature, future salary and future benefits and is accruing this cost over the remaining required service time of the executive officer. The Company expensed $1.8 million and $2.5 million for these benefits for the year ending December 31, 2002 and 2003, respectively. The Company expects to recognize similar costs annually over the remaining service life of the senior executives.

Training

The Company has entered into agreements with Pan Am International Flight Academy (“PAIFA”), which allow the Company to train CRJ, J-41 and 328Jet pilots at PAIFA’s facility near Washington-Dulles. This facility currently houses three CRJ simulators, a 328Jet simulator, and a J-41 simulator. The Company has agreements to purchase an annual minimum number of CRJ simulator training hours at agreed rates through 2010. The Company’s payment obligations for CRJ simulator usage over the remaining years of the agreements total approximately $8.7 million.

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

In 2001, PAIFA, CAE Schreiner and the Company executed a simulator provision and service agreement providing for 328Jet training at the PAIFA facility. Under this agreement, the Company has committed to purchase all of its 328Jet simulator time from PAIFA at agreed upon rates, with no minimum number of simulator hours guaranteed.

At December 31, 2003, the Company’s minimum payment obligations under the PAIFA agreements for the CRJ simulator is as follows:

(in thousands)
Year ended December 31,

2004	$1,391
2005	1,178
2006	1,195
2007	1,213
2008	1,230
Thereafter	2,518

Total	$8,725

Derivative Financial Instruments

The Company has periodically entered into a series of put and call contracts as an interest rate hedge designed to limit its exposure to interest rate changes on the anticipated issuance of permanent financing relating to the delivery of the CRJ aircraft. During 2001, the Company settled one hedge transaction paying the counterparty $722,000. The Company had no interest rate hedge transactions in 2002 and 2003.

11.	Aircraft Early Retirement Charge	The Company has long-term lease commitments for 25 British Aerospace Turboprop J-41 (“J-41”) aircraft and owns five J-41 aircraft. During 2001 and 2002, the Company recorded aircraft early retirement operating charges totaling $23.0 million and $24.3 million ($13.8 million and $14.6 million net of income tax), respectively, for the non-discounted value of future lease payments and other costs associated with the planned retirement of its J-41 aircraft. After retiring three J-41s, the Company delayed the retirement schedule of its remaining J-41 turboprop aircraft as a result of uncertainty over the Company’s contractual relationship with United,. As such, in the second quarter 2003, the Company reversed $34.6 million in pretax early aircraft retirement charges that had been recorded in prior periods. Under FASB Statement No. 146, which the Company adopted effective January 1, 2003, the Company will now recognize an early aircraft retirement charge as each of the remaining 20 leased J-41 aircraft is retired from its fleet. The

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

Company retired two leased J-41s in the fourth quarter of 2003 and recorded a charge of $6.9 million pretax and currently anticipates that the remaining J-41s will be early retired by the end of 2004. The Company does not plan to operate the J-41s as part of its independent airline operation. The Company estimates that it will expense approximately $50 million (pre-tax) relating to the remaining 20 leased J-41s as the aircraft are retired. During fourth quarter 2003, the Company also retired one owned aircraft. The Company recognized an impairment loss of approximately $738,000 ($452,000 net of income tax) for the retired owned aircraft included in depreciation expense for the year ended December 31, 2003. The remaining four owned J-41s and all of the Company’s associated spare parts inventories are being depreciated over their estimated remaining service in the United Express program. The Company estimates that the fair market value of the remaining four owned J-41 aircraft will be below book value when the aircraft are retired from the fleet. As a result, the Company recognized $1.0 million and $3.2 million in additional depreciation charges related to owned aircraft for the year ended December 31, 2002 and 2003, respectively.

The Company plans to actively remarket the J-41s through leasing, subleasing or outright sale of the aircraft. Any sales arrangements involving leased aircraft may require the Company to make payments to the leasor to cover shortfalls between sale prices and lease stipulated loss values. In calculating the amount of charge recorded for the 2003 retirements, the sublease income was estimated to be zero.

As of December 31, 2003, the Company had liabilities of $18.0 million accrued for the four leased J-41 aircraft that have been early retired and not yet disposed of.

Changes in the aircraft early retirement charge liability for the years ending December 31, 2002 and 2003 are as follows:

(in thousands)	2002	2003

Beginning balance as of January 1,	$23,887	$46,468
Estimated charge for aircraft early retirement	24,531	6,932
Reversal of estimated charge for aircraft early retirement	(200)	(34,586)
Cash payments	(1,750)	(835)

Balance as of December 31,	$46,468	$17,979

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

12.	Air Transportation Safety and System Stabilization Act/Aviation and Transportation Security Act	On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (“the Stabilization Act”). The Stabilization Act provided cash grants to commercial air carriers as compensation for: (1) direct losses incurred beginning with the terrorist attacks on September 11, 2001 as a result of any FAA mandated ground stop order issued by the Secretary of Transportation (and for any subsequent order which continues or renews such a stoppage), and (2) incremental losses incurred during the period beginning September 11, 2001 and ending December 31, 2001 as a direct result of such attacks. The Company was entitled to receive cash grants under these provisions. The Company has complied with the requirements of the Stabilization Act and submitted its final claim. The Company and the Airline Stabilization Review Team have reached agreement on $10.7 million as the total amount the Company was eligible to receive as direct compensation under the Stabilization Act. The Company has recorded and received payment of $9.7 million and $0.9 million as government compensation for the years 2001 and 2002, respectively. All amounts received as government compensation are subject to additional audit by the federal government for the next five years.

On November 19, 2001 the President signed into law the Aviation and Transportation Security Act (the “Security Act”). The Security Act requires heightened passenger, baggage and cargo security measures be adopted as well as enhanced airport security procedures. The Security Act created the Transportation Security Administration (“TSA”) that has taken over from the air carriers the reasonability for conducting the screening of passengers and their baggage. The TSA assumed both of the Company’s passenger screening contracts on February 17, 2002. Air carriers continue to have responsibility for aircraft security, employee background checks, the security of air carrier airport facilities and other security related functions.

The activities of the TSA are to be funded in part by the application of a $2.50 per passenger enplanement security fee (subject to a maximum of $5.00 per one way trip) and payment by all passenger carriers of a sum not exceeding each carrier’s passenger and baggage screening cost incurred in calendar year 2000. The TSA is required to deploy federal air marshals on an increased number of passenger flights. The Security Act imposes new and increased requirements for air carrier employee background checks and additional security training of flight and cabin crew personnel. These additional and new requirements have increased the security related costs of the Company. The Security Act also mandates and the FAA has adopted new rules requiring the strengthening of cockpit doors, some of the costs of

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

which have been reimbursed by the FAA. The Company has completed all mandatory cockpit door modifications and has been reimbursed $2.7 million under the Security Act, although the cost of such modifications exceeded this amount. At times when the aviation security threat level is elevated by the Department of Homeland Security the Company may experience security-related disruptions, including reduced passenger demand, resulting from enhanced passenger screening at airports and possible flight cancellations. The Company believes that its exposure to such disruptions is no greater than that faced by other providers of regional air carrier services.

On April 16, 2003, Congress passed the Emergency Wartime Supplemental Appropriations Act (“the Act”). The Act makes available approximately $2.3 billion to United States flag air carriers, a portion of which is based on each carrier’s proportional share of the amounts remitted in passenger and carrier security fees by eligible air carriers to the TSA under the Stabilization Act which was earlier enacted by Congress. In the second quarter of 2003, the Company received and recorded $1.5 million in compensation under the Act. In addition to refunding previously remitted security fees, the Act waived the collection and payment by carriers of any passenger or carrier security fees imposed by the Stabilization Act for the period June 1, 2003 through September 30. 2003. The Act also extended by 24 months the government’s war risk insurance program which otherwise would have expired on December 31, 2002. The FAA provides war risk insurance to carriers pursuant to the Act through short-term policies, which it extends from time to time. The Company anticipates renewing the insurance through the FAA as long as it is available.

13.	Subsequent Event	In January 2004 the Company executed the lease agreements for the first four Airbus A319 aircraft with a third party leasing company. The aircraft will be delivered one a month beginning in September 2004 and will have an initial term of five years. The leases require the Company to put up a security deposit and to make monthly rent and maintenance reserve payments. Annual cash rent for the four aircraft is estimated to be approximately $12.7 million.

14.	Litigation	The Company is involved in legal proceedings related to the insolvency of Fairchild Dornier GmbH (“Fairchild”), which was initiated in 2002. The Company holds a bond in the amount of $1.2 million from an independent insurance company that was delivered to secure deposits placed with Fairchild for undelivered aircraft, and has made a demand for payment under this bond. Fairchild’s insolvency trustee has made a claim for the collateral posted with the insurance company, and the insurance company has withheld payment of the bond. The matter is presently with the U.S. Bankruptcy Court for the Western District of Texas. The Company has fully reserved for this receivable.

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

On October 14, 2003, the Company commenced arbitration proceedings against GE Engine Services, Inc. (“GE”). In the proceeding, the Company seeks a ruling by an arbitrator that it has the right to remove any or all engines from the scope of an engine services agreement with GE governing the scheduled and unscheduled repair of ACA’s CRJ jet engines. GE has also requested that the arbitration also address the issue of whether GE is owed certain amounts it claims it is owed pursuant to the agreement. The parties are presently addressing preliminary procedures in advance of proceeding with this arbitration. The Company believes that it has adequately reserved for GE’s counterclaim in the event that an arbitrator rules in favor of GE’s counterclaim. If the arbitrator were to rule against the Company’s interpretation of the agreement, covered engines will remain subject to the agreement for the balance of the term of the agreement.

The Company has been named in several lawsuits arising from the terrorist activities of September 11, 2001. These actions were commenced by or on behalf of individuals who were injured or killed as a result of the hijackings of the four flights. These actions seek compensatory and punitive damages. However, pursuant to the Air Transportation Safety and System Stabilization Act, the Company’s liability for these claims is limited to the Company’s liability insurance. In each case, the plaintiffs have named the airlines operating at the airports from which the flights originated, including the Company, under the theory that all of the airlines are jointly responsible for the alleged security breaches by the airport security contractor. The court recently denied the motion of American Airlines and other defendants, including the Company, seeking dismissal of all ground victim claims on the basis that the airline defendants do not owe a duty as a matter of law to individuals injured or killed on the ground. The Company anticipates that it will raise other defenses including its assertion that it is not responsible for the incidents as it had no control over the security checkpoints through which the hijackers allegedly gained access to the hijacked aircraft. Numerous lawsuits alleging this claim were filed during the third quarter of 2003 as a result of the possible expiration of certain statutes of limitations. A total of 81 complaints against the Company are known to be pending. Of the 81 complaints, 37 are active, as the claimants have formally opted out of the Victim Compensation Fund. The remaining 44 claimants are required to elect whether or not to opt out of the Victim Compensation Fund. The claimants who have filed are required to serve their complaints by March 7, 2004 if they wish to proceed. The Company anticipates that other similar lawsuits could be filed on behalf of other victims.

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

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

The insurance held by Legion on the Company’s policy was fully covered by reinsurance, which means that other carriers are contractually obligated to cover all claims that are direct obligations of Legion. It is additionally believed that a “cut-through” provision exists that causes funds to pass directly from the reinsurers to the Company in situations such as the rehabilitation or insolvency of a primary insurer. Other companies, including American Airlines, Inc. (“American”), have similar policy provisions. American and others intervened in the Legion rehabilitation and moved to have the cut-through provisions enforced. However, other creditors of Legion and the Pennsylvania Insurance Commissioner maintained that the funds should apply to Legion’s other obligations. On June 26, 2003, the Pennsylvania Commonwealth Court ruled in American’s favor and entered an order enforcing the cut-through provisions. The Court ruled that the reinsurance contract proceeds at issue were not general assets of the Legion estate. On July 25, 2003, the Court entered an Order of Liquidation that incorporated the June 26, 2003 ruling. The Order provided a means whereby the Company could intervene to assert rights to its own reinsurance. The Company filed a motion to intervene which remains outstanding. The Insurance Commissioner and others appealed the Court’s ruling regarding reinsurance and the Pennsylvania Supreme Court entered an automatic supersedeas that stayed the matter at the trial level. If upheld on appeal, the ruling provides an avenue whereby the Company can seek to have its cut-through provision enforced. However, if the ruling is overturned on appeal, the Company will likely be underinsured for these

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

claims at the percentages set forth above. This underinsurance would include September 11 related lawsuits and any other similar lawsuits that are brought against the Company. The Company has accrued reserves for its likely exposure on claims known to date. No reserves have been accrued for the September 11 related claims.

The Company is currently involved in litigation against Mesa Air Group, Inc. (“Mesa”) arising from Mesa’s proposed exchange offer and consent solicitation to replace the Company’s board of directors, both of which Mesa announced in October 2003. In its complaint filed with the United States District Court for the District of Columbia on October 27, 2003, and as subsequently amended, the Company alleged that Mesa made materially false and misleading statements and omissions in violation of Sections 14(a) and (e) of the Securities Exchange Act of 1934 in connection with its consent solicitation and potential exchange offer. The complaint alleged, among other things, that (i) Mesa concealed its own direct and material interests in seeking to remove the Company’s board of directors; (ii) Mesa made several false and misleading statements about its November 12, 2003 memorandum of understanding with United Air Lines, Inc. (the “United MOU”); (iii) Mesa failed to disclose United Air Lines (“United”) as a participant in its consent solicitation and proposed transaction; (iv) Mesa made materially false and misleading statements about the independence, beliefs, intentions and qualifications of Mesa’s nominees to the Company’s board of directors; (v) Mesa failed to disclose multiple incidents of questionable trading in Mesa stock by insiders; and (vi) Mesa failed to disclose conflicts of interests and self-dealing by Mesa’s directors. On November 26, 2003, the Company amended its complaint to further allege that Mesa’s consent solicitation and proposed exchange offer violated Section 1 of the Sherman Act and Section 7 of the Clayton Act by seeking, in concert with United, to prevent the Company from entering relevant markets through launching Independence Air. For the alleged antitrust violations, the Company sought injunctive relief to prevent Mesa from proceeding with the consent solicitation or proposed exchange offer, damages, and attorneys’ fees. On December 18, 2003, the District Court entered a preliminary injunction with respect to the Company’s antitrust claim under Section 1 of the Sherman Act, enjoining Mesa from proceeding with its consent solicitation or exchange offer pending final resolution of the matter. The Court denied the Company’s separate requests for preliminary relief under Section 14(a) and 14(e) of the Securities and Exchange Act of 1934 and Section 7 of the Clayton Act. On January 9, 2004, the Company posted a $10,000,000 cash bond in connection with the preliminary injunction as required by the District Court’s order dated December 30, 2003. At the Court’s direction, the cash bond was placed in an interest bearing account invested in Treasury Bills. On January 20, 2004, Mesa filed a Notice of Appeal to the United States Court of Appeals for the District of

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

Columbia Circuit from the District Court’s order entering a preliminary injunction under Section 1 of the Sherman Act. If the court were to determine that Mesa was wrongfully enjoined, Mesa may have a right to seek payment for costs or damages incurred as a result of the injunction. The Company believes the preliminary injunction was properly entered and that the District Court’s decision will be upheld on appeal, and will vigorously defend on appeal.

On February 10, 2004, Mesa filed a counterclaim against the Company, alleging that the Company’s preliminary proxy statement and other public statements made in connection with Mesa’s consent solicitation and the Company’s plans to launch Independence Air were materially false and misleading, in violation of Section 14(a) of the Exchange Act. More specifically, Mesa alleged that the Company (i) failed to disclose the terms of its November 2003 memorandum of understanding with Airbus Industrie AVSA for the purchase of new aircraft, (ii) failed to disclose the risks and capital requirements of the Company’s plan to change its business model and launch a new independent low-fare airline; (iii) failed to give meaningful consideration to Mesa’s initial proposal to acquire the Company; and (iv) failed to disclose that it had arranged for the delivery from a Company employee of a consent form to Mesa’s solicitation, in order to trigger the time period for Mesa to solicit consents, even though Mesa’s solicitation materials had not been cleared by the SEC. In the counterclaim, Mesa seeks, among other things, an order (i) declaring that the Company’s public statements in connection with Mesa’s consent solicitation and the Company’s plan to launch an independent, low-fare airline violated Section 14(a) of the Exchange Act, (ii) requiring the Company to issue corrective disclosures, and (iii) enjoining the Company from making any further materially false and misleading statements in connection with Mesa’s consent solicitation and the Company’s plan to launch an independent, low-fare airline. The Company believes the counterclaim lacks merit and will, if necessary, vigorously contest the allegations set forth therein. The Company incurred approximately $9.6 million in expenses related to its defense of Mesa’s hostile takeover offer.

On December 18, 2003, the Company received a Civil Investigative Demand (“CID”) from the Antitrust Division of the United States Department of Justice (“DOJ”) relating to an ongoing DOJ antitrust investigation. As disclosed in the CID, the investigation concerns the proposed acquisition of the Company by Mesa, and possible violations by Mesa of Section 1 of the Sherman Act and Section 7 of the Clayton Act. On December 19, 2003, the Company was advised by the DOJ that similar CIDs had been issued to both Mesa and United in connection with the same investigation. The Company is cooperating fully with the DOJ’s investigation.

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

The FAA has made the Company aware that it has reviewed and is seeking assurances with respect to certain Company maintenance program time tracking and related maintenance practices. In connection with this, the FAA previously informed the Company that it needed to satisfy the FAA’s concerns prior to adding additional aircraft to its operations. The Company has responded to the issues raised by the FAA and satisfied its concerns to the extent that the FAA permitted the Company to add two new CRJ aircraft to its operations effective October 28, 2003. The Company continues to work closely with the FAA and believes that it will be able to continue to assure the FAA that its maintenance tracking and related practices meet and exceed FAA requirements, without any interruption in its business plans. However, the FAA could seek to impose a civil penalty in connection with this matter. In addition to this matter, the Company is the subject of ongoing FAA and TSA civil penalty cases relating to alleged violations of FAA and TSA enforced rules and regulations. The Company believes that the number of such cases and the amount of the civil penalties sought by the FAA and TSA is consistent with the experience of other airlines with operations of the size and scope of those provided by the Company, and that the disposition of these cases is not likely to have a material effect on the Company’s financial position or the results of its operations.

In addition to those matters discussed above, the Company is a party to routine litigation all of which is viewed to be incidental to its business, and none of which the Company believes are likely to have a material effect on the Company’s financial position or the results of its operations.

15.	Financial Instruments	Statement of Financial Accounting Standards No. 107, “Disclosure of Fair Value of Financial Instruments” requires the disclosure of the fair value of financial instruments. Some of the information used to determine fair value is subjective and judgmental in nature; therefore, fair value estimates, especially for less marketable securities, may vary. The amounts actually realized or paid upon settlement or maturity could be significantly different.

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

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

The estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are summarized as follows (brackets denote liability):

(in thousands)	December 31, 2002		December 31, 2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$29,261	$29,261	$95,879	$95,879
Short-term investments	213,360	213,360	202,055	202,055
Accounts receivable	13,870	13,870	9,071	9,071
Accounts payable	(22,475)	(22,475)	(24,842)	(24,842)
Long-term debt	(58,440)	(63,265)	(142,898)	(143,373)

16.	Supplemental Cash Flow	Supplemental disclosures of cash flow information:
Information

	Year ended December 31,
	(in thousands)
	2001	2002	2003

Cash paid during the period for:
- Interest	$4,811	$4,382	$5,657
- Income taxes	7,837	24,353	26,158
Non-cash transactions for:
- Purchase of aircraft	$—	$—	$83,258

The following non cash investing and financial activities took place in 2001, 2002 and 2003:

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

In 2003, the Company capitalized $0.1 million (net of a reversal $0.8 million of capitalized interest related to CRJ aircraft that are scheduled to be delivered in 2004 and 2005) in interest related to $38.8 million on deposit with Bombardier.

In 2003, the Company obtained $30.7 million in seller financing for two aircraft and agreed with the seller to apply the present value of a portion of future manufacturer’s credits and payments toward the purchase of goods and services, including aircraft on order. This results in $43.5 million of deferred credits that are being amortized over the life of the aircraft associated with the original manufacturer’s credit.

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

17.	Recent Accounting Pronouncements	In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, (“FIN 46”) “Consolidation of Variable Interest Entities,” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This interpretation was revised by the Financial Accounting Standards Board in December 2003. This interpretation requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity has (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. As a result, variable interest entities can arise from items such as lease agreements, loan arrangements, guarantees or service contracts. Effective February 1, 2003, the Company adopted the requirement of FIN 46 for any interests in VIEs acquired after January 31, 2003. Effective December 2003, the Company adopted all requirements of the revised FIN 46.

The Company has variable interests in the following types of variable interest entities:

Aircraft Leases. The Company is the lessee in a series of leveraged operating lease transactions relating to four J-41s and six CRJs in conjunction with the issuances of the Equipment Notes described in Note 4. The lessors are trusts established specifically to purchase, finance and lease aircraft to the Company. These leasing entities meet the criteria for variable interest entities. Based on analysis by the Company, the terms of the lease were consistent with market terms at the inception of the lease and do not contain a residual value guarantee. However, the lease agreements do contain a fixed price purchase option on a specific date during the lease term. The Company has not consolidated the related trusts upon application of FIN 46 because it believes that it is not the primary beneficiary based on the analysis performed that takes into account the purchase options. The Company’s anticipated maximum exposure under these leases is the remaining lease payments, which are reflected in future lease commitments in Note 6.

Airport Hangar Lease. The Company is the lessee of a hangar located at Dulles International Airport under a long-term operating lease and is also the guarantor of approximately $12.3 million of underlying debt and interest, thereon, issued by the Industrial Development Authority of

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

Loudon County, Virginia for the construction of the facility. The hangar is leased from the Metropolitan Washington Airports Authority, a government agency that holds title to the property. The Company has not consolidated the entity under the requirements of FIN 46 because arrangements with governmental entities and financing entities established by governmental agencies are not applicable to this interpretation. The payments for the underlying debt are included as part of the operating lease agreement. The Company’s anticipated maximum exposure under this lease is the remaining lease payments, which are reflected in future lease commitments in Note 6.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation outlines disclosure requirements in a guarantor’s financial statements relating to any obligations under guarantees for which it may have potential risk or liability, as well as clarifies a guarantor’s requirement to recognize a liability for the fair value, at the inception of the guarantee, of an obligation under that guarantee. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of December 31, 2003, we have not provided any guarantees that would require recognition or disclosure as liabilities under this interpretation.

Effective January 1, 2003, the Company adopted Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. Adoption of this statement changes the timing of the liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. See Note 11 of Notes to Condensed Consolidated Financial Statements for the impact of this statement on the Company’s plan to retire its J-41 aircraft fleet.

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

18.	Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	(in thousands, except per share amounts)
	March 31,	June 30,		September 30,	December 31,
	2003	2003		2003	2003

Operating revenues	$204,209	$227,130		$221,036	$224,036
Operating income	3,851	77,206	[1]	37,374	19,472	[1]
Net income (loss)	1,996	45,735	[1,3]	21,332	13,736	[1]
Net income (loss) per share
Basic	$0.04	$1.01		$0.47	$0.30
Diluted	$0.04	$1.01		$0.47	$0.30
Weighted average shares outstanding
Basic	45,225	45,247		45,333	45,333
Diluted	45,328	45,344		45,425	45,648

	Quarter Ended
	March 31,	June 30,		September 30,		December 31,
	2002	2002		2002		2002

Operating revenues	$172,966	$188,193		$195,033		$204,332
Operating income	23,698	28,633	[2]	13,051	[2]	(2,749)[2]
Net income (loss)	14,319	17,436	[2,4]	8,500	[2]	(969)[2]
Net income (loss) per share
Basic	$0.32	$0.39		$0.19		$(0.02)
Diluted	$0.31	$0.38		$0.19		$(0.02)
Weighted average shares outstanding
Basic	44,677	45,115		45,194		45,195
Diluted	46,367	46,305		45,484		45,195

Atlantic Coast Airlines Holdings, Inc.
Notes to Consolidated Financial Statements

1 In the second and fourth quarters of 2003, the Company recorded aircraft early retirement charges. The amount of the charges were $(34.6) million (pre-tax) credit in the second quarter to reverse amounts recorded in the years ended 2001 and 2002 and $6.9 million (pre-tax) in the fourth quarter.

2 In the second, third and fourth quarters of 2002, the Company recorded aircraft early retirement charges. The amount of the charges were $(4.8) million (pre-tax) credit in the second quarter to reverse amounts recorded in the fourth quarter of 2001, $7.6 million (pre-tax) in the third quarter, and $21.5 million in the fourth quarter.

3 Includes government compensation of $1.5 million in the second quarter of 2003.

4 Includes government compensation of $0.9 million in the second quarter of 2002.

Note: The sum of the four quarters may not equal the totals for the year due to rounding of quarterly results.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None to report.

Item 9A. Controls and Procedures

     As of December 31, 2003 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 13a–15. Disclosure controls and procedures include controls and other procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Form 10-K, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee, that it will succeed in its stated objectives.

     Based upon the foregoing evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC reports. In addition, during the period covered by this annual report, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item is hereby incorporated by reference from the Company’s definitive proxy statement, which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

     The information required by this Item is hereby incorporated by reference from the Company’s definitive proxy statement, which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information as of December 31, 2003 regarding equity compensation plans approved and not approved by shareholders is summarized in the following table:

Number of securities
remaining
	Number of		available for
	securities to		future issuance
	be issued		under equity
	upon		compensation
	exercise of	Weighted-average	plans
	outstanding	exercise price of	(excluding
	options,	outstanding	securities
	warrants and	options, warrants	reflected in
Plan category	rights	and rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders	3,993,345	$11.64	825,852

Equity compensation plans not approved by shareholders	1,982,125	$12.68	291,627

Total	5,975,470	$11.99	1,117,479

     The Company has two equity compensation plans that were not approved by shareholders, pursuant to which options, rights or warrants may be granted: the Non-Executive Officer Stock Option Plan (the “Non-Executive Officer Plan”) and the Non-Officer Option Grant Program (the “Non-Officer Option Program”). The Company’s Board of Directors approved these two plans in 2000.

Non-Executive Officer Stock Option Plan

     The Non-Executive Officer Plan is substantially identical to the Company’s 2000 Stock Incentive Plan, which was approved by shareholders. The Non-Executive Officer Plan allows the Company to grant equity compensation under non-qualified stock options and restricted stock awards. Eligible participants are employees, as defined under Securities and Exchange Commission Form S-8, and prospective employees of the Company or any of its affiliates who are not executives or directors of the Company. A maximum of 2 million shares of common stock are authorized for issuance under the Non-Executive Officer Stock Option Plan. The exercise price of options granted under the plan can not be less than 100% of the fair market value of a share of the Company’s stock on the option grant date. Awards are granted by the Chief Executive Officer of the Company with approval from the Compensation Committee of the Board of Directors. The terms of awards granted under the Non-Executive Officer Plan, including vesting, forfeiture, post-termination exercisability and the effects (if any) of a change in control, are set by the plan administrator subject to certain restrictions set forth in the Non-Executive Officer Plan.

Non-Officer Option Grant Program

     There are 400,000 shares reserved for issuance under the Non-Officer Option Program. Options granted under the Non-Officer Option Program are subject to the same terms as non-qualified stock options granted under the Company’s 1995 Stock Incentive Plan or the Company’s 2000 Stock Incentive Plan (both of which were approved by shareholders), as specified in the terms of any such grant. The exercise price of options granted under the plan can not be less than 100% of the fair market value of a share of the Company’s stock on the option grant date. Options are granted by the Chief Executive Officer of the Company with approval from the Compensation Committee of the Board of Directors. Stock options granted under the Non-Officer Option Program generally vest over a period ranging from three to five years and expire 10 years after the date of grant.

     Other information required by this Item is hereby incorporated by reference from the Company’s definitive proxy statement, which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is hereby incorporated by reference from the Company’s definitive proxy statement, which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Auditor Fees and Services

     The information required by this Item is hereby incorporated by reference from the Company’s definitive proxy statement, which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial Statements

		The Consolidated Financial Statements listed in the index in Part II, Item 8, are filed as part of this report.

	2.	Consolidated Financial Statement Schedules

		Reference is hereby made to the Consolidated Financial Statements and the Notes thereto included in this filing in Part II, Item 8.

	3.	Exhibits

Exhibit
Number	Description of Exhibit
3.1 (note 8)	Restated Certificate of Incorporation of the Company.
3.2 (note 1)	Restated By-laws of the Company.
4.1 (note 13)	Specimen Common Stock Certificate.
4.19 (note 14)	Rights Agreement between Atlantic Coast Airlines Holdings, Inc. and Continental Stock Transfer & Trust Company dated as of January 27, 1999.
10.1 (notes 16 and 18)	Atlantic Coast Airlines, Inc. 1992 Stock Option Plan.
10.6 (notes 9 and 17)	United Express Agreement, dated as of November 22, 2000, as amended as of February 6, 2001, among United Airlines, Inc., Atlantic Coast Airlines and the Company.
10.6(a) (notes 5 and 17)	Amendment dated June 4, 2002 to United Express Agreement, dated as of November 22, 2000, among United Airlines, Inc., Atlantic Coast Airlines and the Company.
10.8 (notes 12 and 17)	Delta Connection Agreement, dated as of September 9, 1999 among Delta Air Lines, Inc., Atlantic Coast Airlines Holdings, Inc. and Atlantic Coast Jet, Inc.
10.8(a) (notes 2 and 17)	Amendment No. 1, dated June 29, 2000, Amendment No. 2, dated February 6, 2001, Amendment No. 3, dated January 29, 2002, and Amendment No. 4, dated January 22, 2003, to the Delta Connection Agreement, dated as of September 9, 1999 among Delta Air Lines, Inc., Atlantic Coast Airlines Holdings, Inc. and Atlantic Coast Airlines.
10.12(a) (notes 7 and 18)	Second Amended and Restated Severance Agreement, dated as of July 25, 2001, between the Company and Kerry B. Skeen.
10.12(b) (notes 6 and 18)	Amended and Restated Severance Agreement, dated as of December 28, 2001, between the Company and Thomas J. Moore.
10.12(c) (notes 6 and 18)	Form of Severance Agreement substantially similar to the agreement with Richard J. Surratt, restated as of December 28, 2001.
10.12(d) (notes 1 and 18)	Letter Agreement Clarifying the Effect of Temporary Compensation Reduction Measures and the Severance Agreement with Kerry B. Skeen, dated as of December 16, 2003.
10.12(e) (notes 1 and 18)	Form of Agreement Clarifying the Effect of Temporary Compensation Reduction Measures substantially similar to agreements with Thomas J. Moore, Richard J. Kennedy and David W. Asai, all dated as of December 16, 2003.
10.12(f) (notes 1 and 18)	Letter Agreement Clarifying the Severance Agreement with Thomas J. Moore, dated as of December 16, 2003.
10.13(a) (note 3)	Form of Indemnity Agreement. The Company has entered into substantially identical agreements with the individual members of its Board of Directors.
10.23 (note 1)	Amended and Restated Loan and Security Agreement dated July 31, 2004 between Atlantic Coast Airlines and Wachovia Bank, National Association
10.24 (notes 13 and 18)	Atlantic Coast Airlines, Inc. 1995 Stock Incentive Plan, as amended as of May 5, 1998.
10.245 (notes 10 and 18)	2000 Stock Incentive Plan of Atlantic Coast Airlines Holding, Inc.
10.246 (notes 3 and 18)	Non-Executive Officer Stock Plan of Atlantic Coast Airlines Holdings, Inc.
10.247 (notes 3 and 18)	Non-Officer Option Grant Program of Atlantic Coast Airlines Holdings, Inc.

Exhibit
Number	Description of Exhibit
10.25(a)(notes 2 and 18)	Form of Incentive Stock Option Agreement. The Company enters into this agreement with employees who have been granted incentive stock options pursuant to the Stock Incentive Plans. The exercise price, vesting schedule, and certain other terms vary among grants, as reflected in the form of agreement.
10.25(b) (notes 2 and 18)	Form of Incentive Stock Option Agreement. The Company enters into substantially this agreement, adjusted to reflect the terms of any employment agreements, with corporate officers who have been granted incentive stock options pursuant to the Stock Incentive Plans. The exercise price, vesting schedule, and certain other terms vary among grants, as reflected in the form of agreement.
10.25(c) (notes 2 and 18)	Form of Non-Qualified Stock Option Agreement. The Company enters into this agreement with employees who have been granted non-qualified stock options pursuant to the Stock Incentive Plans. The exercise price, vesting schedule, and certain other terms vary among grants, as reflected in the form of agreement.
10.25(d) (notes 2 and 18)	Form of Non-Qualified Stock Option Agreement. The Company enters into substantially this agreement, adjusted to reflect the terms of any employment agreements, with corporate officers who have been granted non-qualified stock options pursuant to the Stock Incentive Plans. The exercise price, vesting schedule, and certain other terms vary among grants, as reflected in the form of agreement.
10.25(e) (notes 13 & 18)	Form of Restricted Stock Agreement. The Company entered into this agreement with corporate officers who were granted restricted stock pursuant to the Stock Incentive Plans.
10.25(f) (notes 2 and 18)	Form of Director’s Stock Option Agreement. The Company enters into this agreement with directors who have been granted stock options pursuant to the Company’s Stock Incentive Plans. The exercise price, vesting schedule, and certain other terms vary among grants, as reflected in the form of agreement.
10.27 (notes 11 and 18)	Form of Split Dollar Agreement and Agreement of Assignment of Life Insurance Death Benefit as Collateral. The Company has entered into substantially identical agreements with Kerry B. Skeen, Thomas J. Moore and Richard J. Surratt.
10.31 (notes 1 and 18)	Summary of Senior Management Incentive Plan. The Company has adopted a plan as described in this exhibit for 2003 and for the four previous years.
10.32 (notes 1 and 18)	Summary of Management Incentive Plan and Share the Success Program. The Company has adopted plans as described in this exhibit for 2003 and for the four previous years.
10.40A (notes 13 and 17)	Purchase Agreement between Bombardier Inc. and Atlantic Coast Airlines Relating to the Purchase of Canadair Regional Jet Aircraft dated January 8, 1997, as amended through December 31, 1998.
10.40A(1)(notes 12 & 17)	Contract Change Orders No. 13, 14, and 15, dated April 28, 1999, July 29, 1999, and September 24, 1999, respectively, amending the Purchase Agreement between Bombardier Inc. and Atlantic Coast Airlines relating to the purchase of Canadair Regional Jet Aircraft dated January 8, 1997.
10.41 (notes 12 & 17)	Purchase Agreement between Bombardier Inc. and Atlantic Coast Airlines relating to the Purchase of Canadair Regional Jet Aircraft dated July 29, 1999, as amended through September 30, 1999.
10.41(a) (notes 12 & 17)	Purchase Agreement between Bombardier Inc. and Atlantic Coast Airlines relating to the Purchase of Canadair Regional Jet Aircraft dated July 29, 1999, as amended.

Exhibit
Number	Description of Exhibit
10.41A(1) (notes 4 & 17)	Contract Change Orders No. 1, 2, 3, 4, 5 and 6 dated September 24, 1999, August 2, 2000, December 6, 2000, November 7, 2001, December 20, 2001 and July 19, 2002, respectively, amending the Purchase Agreement between Bombardier Inc. and Atlantic Coast Airlines relating to the purchase of Canadair Regional Jet Aircraft dated July 29, 1999.
10.50(a) (note 15)	Form of Purchase Agreement, dated September 19, 1997, among the Company, Atlantic Coast Airlines, Morgan Stanley & Co. Incorporated and First National Bank of Maryland, as Trustee.
10.50(b) (note 15)	Form of Pass Through Trust Agreement, dated as of September 25, 1997, among the Company, Atlantic Coast Airlines, and First National Bank of Maryland, as Trustee.
10.50(c) (note 15)	Form of Pass Through Trust Certificate.
10.50(d) (note 15)	Form of Participation Agreement, dated as of September 30, 1997, Atlantic Coast Airlines, as Lessee and Initial Owner Participant, State Street Bank and Trust Company of Connecticut, National Association, as Owner Trustee, the First National Bank of Maryland, as Indenture Trustee, Pass-Through Trustee, and Subordination Agent, including, as exhibits thereto, Form of Lease Agreement, Form of Trust Indenture and Security Agreement, and Form of Trust Agreement.
10.50(e) (note 15)	Guarantee, dated as of September 30, 1997, from the Company.
10.80 (note 15)	Ground Lease Agreement Between The Metropolitan Washington Airports Authority And Atlantic Coast Airlines dated as of June 23, 1997.
10.85 (note 13)	Lease Agreement Between The Metropolitan Washington Airports Authority and Atlantic Coast Airlines, with amendments as of January 1, 1999.
21.1 (note 1)	Subsidiaries of the Company.
23.1 (note 1)	Consent of KPMG LLP.
31.1 (note 1)	Certification of CEO
31.2 (note 1)	Certification of CFO
32.1 (note 1)	Certification pursuant to 8 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Notes

(1)	Filed as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(2)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2003.

(3)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(4)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three-month period ended September 30, 2002.

(5)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002.

(6)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(7)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three-month period ended September 30, 2001.

(8)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three-month period ended June 30, 2001.

(9)	Filed by Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(10)	Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three-month period ended June 30, 2000.

(11)	Filed as an Exhibit to the Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

(12)	Filed as Exhibit to the Quarterly Report on Form 10-Q for the three month period ended September 30, 1999.

(13)	Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(14)	Filed as Exhibit 99.1 to Form 8-A (File No. 000-21976).

(15)	Filed as an Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(16)	Filed as an Exhibit to Form S-1, Registration No. 33-62206, effective July 20, 1993.

(17)	Portions of this document have been omitted pursuant to a request for confidential treatment that has been granted or has been requested.

(18)	This document is a management contract or compensatory plan or arrangement.

Reports on Form 8-K:

Feb. 10, 2004	FD Disclosure of Deutsche Banc Securities Global Transportation Conference Presentation.

Feb. 4, 2004	FD Disclosure of Goldman Sachs Transportation Conference Presentation.

Jan. 29, 2004	Regulation FD Disclosure of news release concerning the Company’s fourth quarter and year end 2003 earnings.

Jan. 29, 2004	Regulation FD Disclosure of Raymond James & Associates Institutional Investors Conference Presentation.

Dec. 23, 2003	Regulation FD Disclosure of news release concerning the Company’s response to Mesa Air Group, Inc.’s announcement that it will not be moving forward with either its proposed consent solicitation or exchange offer for ACA.

Dec. 12, 2003	Regulation FD Disclosure of news release announcing that Institutional Shareholder Services (ISS) has awarded ACA a Corporate Governance Quotient that ranks the Company seventh overall in the S&P SmallCap 600 Index in ISS’s December 1, 2003 listings.

Nov. 21, 2003	Regulation FD Disclosure of news release revealing the name and brand identity of the Company’s low-fare airline, Independence Air.

Nov. 19, 2003	Other Events and Regulation FD Disclosure of news release announcing that ACA entered into a binding memorandum of understanding with Airbus Industrie AVSA.

Nov. 10, 2003	Regulation FD Disclosure of news release announcing the ratification by ACA’s pilots of a revised conditional contract.

Oct. 22, 2003	Regulation FD Disclosure of news release concerning the Company’s third quarter earnings.

Oct. 6, 2003	Regulation FD Disclosure of news release concerning the Company’s response to Unsolicited Offer by Mesa Air Group.

SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2003.

ATLANTIC COAST AIRLINES HOLDINGS, INC.

By:	/S/

Kerry B. Skeen
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2003.

Name	Title

/S/	Chairman of the Board of Directors
and Chief Executive Officer
Kerry B. Skeen	(Principal executive officer)

/S/	Director, President and
Chief Operating Officer
Thomas J. Moore

/S/	Executive Vice President, Treasurer and Chief Financial Officer
Richard J. Surratt	(Principal financial officer)

/S/	Vice President, and Controller
(Principal accounting officer)
David W. Asai

/S/

C. Edward Acker	Robert E. Buchanan
Director	Director

/S/	/S/

Susan MacGregor Coughlin	Caroline M. Devine
Director	Director

/S/	/S/

Daniel L. McGinnis	James C. Miller III
Director	Director

William Anthony Rice
Director