Form 10-Q
period 2004-03-31
ATLANTIC COAST AIRLINES HOLDINGS INC
filed 2004-05-10
CIK 904020

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission file number 0-21976

ATLANTIC COAST AIRLINES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3621051 (IRS Employer Identification No.)

45200 Business Court, Dulles, Virginia (Address of principal executive offices)	20166 (Zip Code)

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

Yes ☑          No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☑          No ☐

As of May 1, 2004, there were 45,333,810 shares of common stock, par value $.02 per share, outstanding.

Part I. Financial Information

Item 1. Financial Statements

	Atlantic Coast Airlines Holdings, Inc.
	Condensed Consolidated Balance Sheets
	December 31, 2003	March 31, 2004
(In thousands except for share and per share data)		(Unaudited)
Assets
Current:
Cash and cash equivalents	$95,879	$113,631
Short term investments	202,055	236,415
Accounts receivable, net	9,071	10,030
Expendable parts and fuel inventory, net	18,440	18,299
Prepaid expenses and other current assets	58,341	124,885
Deferred tax asset	14,592	14,508

Total current assets	398,378	517,768
Restricted cash	14,829	26,092
Property and equipment at cost, net of accumulated depreciation and amortization	314,800	309,748
Intangible assets	1,730	1,730
Debt issuance costs, net of accumulated amortization	2,804	6,186
Aircraft deposits	46,990	49,964
Other assets	3,713	3,229

Total assets	$783,244	$914,717

Liabilities and Stockholders’ Equity
Current:
Current portion of long-term debt	$8,927	$8,955
Current portion of capital lease obligations	159	230
Accounts payable	24,842	27,088
Accrued liabilities	90,935	87,789
Accrued aircraft early retirement charge	2,666	4,618

Total current liabilities	127,529	128,680
Long-term debt, less current portion	133,971	258,166
Capital lease obligations, less current portion	356	622
Deferred tax liability	42,267	43,383
Deferred credits, net	102,115	99,698
Accrued aircraft early retirement charge, less current portion	15,313	18,648
Other long-term liabilities	2,279	2,469

Total liabilities	423,830	551,666

Stockholders’ equity:
Common stock: $.02 par value per share; shares authorized 130,000,000; shares issued 50,404,287 and 50,404,787 respectively; shares outstanding 45,333,310 and 45,333,810, respectively	1,008	1,008
Additional paid-in capital	152,485	152,488
Less: Common stock in treasury, at cost, 5,070,977 and 5,070,977 shares, respectively	(35,718)	(35,718)
Accumulated other comprehensive income	(5)	5
Retained earnings	241,644	245,268

Total stockholders’ equity	359,414	363,051

Total liabilities and stockholders’ equity	$783,244	$914,717

See accompanying notes to the condensed consolidated financial statements.

	Atlantic Coast Airlines Holdings, Inc.
	Condensed Consolidated Statements of Operations
	(Unaudited)
Three months ended March 31,
(In thousands, except for per share data)	2003	2004
Operating revenues:
Passenger	$198,603	$209,438
Other	5,606	2,613

Total operating revenues	204,209	212,051

Operating expenses:
Salaries and related costs	55,521	53,966
Aircraft fuel	39,851	38,949
Aircraft maintenance and materials	22,261	21,178
Aircraft rentals	31,739	31,707
Traffic commissions and related fees	6,435	5,966
Facility rents and landing fees	12,027	13,129
Depreciation and amortization	6,110	7,294
Other	26,414	24,825
Aircraft early retirement charge	—	6,751

Total operating expenses	200,358	203,765

Operating income	3,851	8,286
Other income (expense):
Interest income	953	789
Interest expense	(1,368)	(2,902)
Other, net	(53)	(232)

Total other expense, net	(468)	(2,345)

Income before income tax provision	3,383	5,941
Income tax provision	1,387	2,317

Net income	$1,996	$3,624

Income per share:
Basic:
Net income	$0.04	$0.08

Diluted:
Net income	$0.04	$0.08

Weighted average shares outstanding:
-Basic	45,225	45,334
-Diluted	45,328	45,417

See accompanying notes to the condensed consolidated financial statements.

	Atlantic Coast Airlines Holdings, Inc.
	Condensed Consolidated Statements of Cash Flows
	(Unaudited)
Three months ended March 31,
(In thousands)	2003	2004
Cash flows from operating activities:
Net income	$1,996	$3,624
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,053	7,451
Provision for inventory obsolescence	155	279
Amortization of deferred credits	(1,421)	(2,335)
Amortization of deferred financing costs	121	164
Capitalized interest (net)	(283)	149
Loss on disposal of fixed assets	353	612
Other	28	—
Changes in operating assets and liabilities:
Accounts receivable	2,176	(491)
Expendable parts and fuel inventory	(1,697)	(138)
Prepaid expenses and other current assets	(65,205)	(66,505)
Accounts payable	7,430	2,114
Accrued liabilities	4,078	3,532

Net cash used in operating activities	(46,216)	(51,544)

Cash flows from investing activities:
Purchases of property and equipment	(6,568)	(2,927)
Proceeds from sale of assets	—	206
Purchases of short term investments	(102,275)	(115,350)
Sales of short term investments	130,485	81,000
Increase in restricted cash	—	(11,263)
Refunds of aircraft deposits	2,400	—
Payments of aircraft deposits and other	(1,801)	(2,974)

Net cash provided by (used in) investing activities	22,241	(51,308)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	125,000
Payments of long-term debt	(422)	(778)
Payments of capital lease obligations	(353)	(75)
Deferred financing costs and other	(15)	(3,547)
Purchase of treasury stock	(131)	—
Proceeds from exercise of stock options	297	4

Net cash (used in) provided by financing activities	(624)	120,604

Net (decrease) increase in cash and cash equivalents	(24,599)	17,752
Cash and cash equivalents, beginning of period	29,261	95,879

Cash and cash equivalents, end of period	$4,662	$113,631

See accompanying notes to the condensed consolidated financial statements.

ATLANTIC COAST AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Atlantic Coast Airlines Holdings, Inc. (“ACAI”) and its wholly owned subsidiary, Atlantic Coast Airlines (“ACA”), (collectively, the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated in consolidation. The information furnished in these condensed consolidated financial statements reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the three months presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2004. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Three months ended March 31,
(in thousands except for per share data)	2003	2004
Net income, as reported	$1,996	$3,624
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	14	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(990)	(1,642)

Pro forma net income	$1,020	$1,982

Earnings per share:
Basic — as reported	$.04	$.08

Basic — pro forma	$.02	$.04

Diluted — as reported	$.04	$.08

Diluted — pro forma	$.02	$.04

3. DEBT

Long-term debt consists of the following at December 31, 2003 and March 31, 2004, respectively:

(in thousands)	December 31,	March 31,
	2003	2004
Equipment Notes associated with Pass Through Trust Certificates, due January 1, 2008 and January 1, 2010, principal payable annually through January 1, 2006 and semi-annually thereafter through maturity, interest payable semi-annually at 7.49% throughout term of notes, collateralized by four J-41 aircraft.	$10,008	$10,008
Notes payable to institutional lenders, due between October 23, 2010 and May 15, 2015, principal payable semiannually with interest ranging from 5.65% to 7.63% through maturity, collateralized by four CRJ aircraft.	41,794	41,478
Note payable to institutional lender, due October 2, 2006, principal payable semiannually with interest at 6.56%, collateralized by one J-41 aircraft.	1,738	1,606
Notes payable to institutional lender, due November 2019, principal payable semiannually with interest at 5.11%, collateralized by four CRJ aircraft.	58,897	58,897
Notes payable, due October 2005, principal payable monthly with variable rate based on 1-month LIBOR rate plus 2.25% through maturity, collateralized by two CRJ aircraft.	30,461	30,132
6% Convertible Senior notes — due 2034	—	125,000

Total	142,898	267,121
Less: Current Portion	8,927	8,955

	$133,971	$258,166

In February 2004, the Company sold $125 million of Convertible Senior Notes (“Notes”). The Notes have an interest rate of 6% and are convertible into Atlantic Coast Airlines Holdings, Inc. common stock at a conversion rate of 90.2690 shares per $1,000 principal amount of the Notes (a conversion price of approximately $11.08) once the Company’s common stock share price reaches 120% of the conversion price or $13.30. The Notes mature in 2034 and interest is payable semi-annually beginning August 15, 2004. The Company may redeem the Notes either in whole or in part beginning 2007 at the redemption price, plus accrued and unpaid interest and liquidated damages, if any. The holders may require the Company to repurchase the Notes on February 15 of 2009, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any.

The Company has agreed to register the resale of the Notes and the sale of the shares of the Company’s Common Stock issuable upon conversion of the Notes pursuant to a shelf registration statement filed with the U.S. Securities and Exchange Commission. If the registration statement is not filed by May 25, 2004 or declared effective by August 23, 2004, or if the Company does not keep it available for requisite periods, then the Company may be required to pay liquidated damages to the holders of the Notes and shares received upon conversion. The liquidated damages would be in the form of payment (in addition to any interest that may be payable) on the principal amount or value of the securities entitled to registration, at a rate per annum equal to 0.25% or 0.50%, depending on the circumstances.

4. INCOME TAXES

The Company’s effective tax rate for federal and state income taxes was 39.0% for the three months ended March 31, 2004, as compared to 41.0% for the three months ended March 31, 2003.

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

Three months ended March 31,
(in thousands)	2003	2004
Income (basic and diluted)	$1,996	$3,624

Weighted average shares outstanding (basic)	45,225	45,334
Incremental shares related to stock options	103	83

Weighted average shares outstanding (diluted)	45,328	45,417

Number of antidilutive options outstanding	4,304	5,633

6. COMPREHENSIVE INCOME

Comprehensive income includes changes in the unrealized gains and losses on available-for-sale securities. The following statements present comprehensive income for:

Three months ended March 31,
(in thousands)	2003	2004
Net income	$1,966	$3,624
Other comprehensive income — net change in unrealized gain/loss on available-for-sale securities	—	10

Comprehensive income	$1,966	$3,634

7. SUPPLEMENTAL CASH FLOW INFORMATION

Three months ended March 31,
(in thousands)	2003	2004
Cash paid during the period for:
Interest	$800	$962
Income taxes	279	5,148

8. AIRCRAFT EARLY RETIREMENT CHARGE

The Company anticipates utilizing an all jet fleet as it moves forward with its plans to become an independent low-fare carrier. Therefore, the J-41 turboprops currently operated by the Company in its United Express operations will be retired upon their exit from the United Express program. As the aircraft exit the United Express program, the Company records a charge for the retirement of leased aircraft. The Company retired three leased J-41s in the first quarter 2004 and recorded a charge of $6.8 million pre-tax. No aircraft early retirement charges were recorded in first quarter 2003.

The Company currently anticipates that 17 of the remaining J-41s will be early retired during the second quarter 2004 and the last five remaining J-41s will be retired in the third quarter 2004. The Company estimates that it will expense approximately $45 million (pre-tax) relating to the remaining 18 leased J-41s as the aircraft are retired. The estimated charge currently assumes no remarketing income will be received based on the limited market demand for these aircraft. However, the Company plans to actively remarket these J-41s through leasing, subleasing or outright sale of the aircraft and will make adjustments to the estimated charge as deemed necessary based on its ability to remarket the aircraft. Any sales arrangements involving leased aircraft may require the Company to make payments to the lessor to cover shortfalls between sale prices and lease stipulated loss values.

As of March 31, 2004, the Company had liabilities of $23.3 million accrued for the seven leased J-41 aircraft that have been early retired and not yet disposed of.

Changes in the aircraft early retirement charge liability for the quarters ending March 31, 2003 and March 31, 2004, respectively, are as follows:

(in thousands)	2003	2004
Beginning balance as of January 1	$46,468	$17,979
Estimated charge for aircraft early retirement (excludes the write-off of deferred credits of $0 and $141, respectively)	—	6,892
Accretion of interest	—	185
Cash payments	—	(1,790)

Balance as of March 31	$46,468	$23,266

9. COMMITMENTS AND CONTINGENCIES

Restricted Cash

On July 31, 2003, the Company entered into a new agreement with Wachovia that replaced a previous line of credit. This new agreement, which has no expiration date, provides for the issuance of letters of credit, and is collateralized by certificates of deposit. Under this agreement, the Company has $16.1 million on deposit with Wachovia as collateral for letters of credit issued on behalf of the Company as of March 31, 2004.

On January 9, 2004, the Company posted a $10.0 million cash bond with regard to a preliminary injunction enjoining Mesa Air Group, Inc. (“Mesa”) from proceeding with its consent solicitation or exchange offer announced in October 2003. The bond was posted as required by the United States District Court of the District of Columbia’s order dated December 30, 2003. At the District Court’s direction, the cash bond was placed in an interest bearing account invested in U.S. Treasury Bills.

The amounts on deposit with Wachovia and the cash bond are shown as restricted cash on the Company’s balance sheet as of March 31, 2004.

Aircraft

During the second quarter of 2003, the Company entered into an agreement with Bombardier to amend its aircraft purchase agreement. Under the revised agreement, the Company had future commitments for six CRJs to be delivered in late 2004 and an additional 28 CRJs to be delivered in 2005. These commitments are subject to certain conditions that, unless waived by the Company, will not be satisfied as a result of United’s rejection of the United Express agreement. In the event the Company does not waive these conditions by April 2005, deposits and progress payments currently held by Bombardier will be used to repay any outstanding debt owed to Bombardier on the two CRJs delivered in October 2003 and thereafter any remaining balance will be converted into credit memoranda which may be applied to the purchase of other aircraft, goods or services from Bombardier. Currently, the Company has $38.8 million on deposit with Bombardier for aircraft orders and has outstanding debt owed to Bombardier, resulting from the financing of the two CRJs delivered in October 2003, of $30.1 million.

In November 2003, the Company entered into a binding memorandum of understanding with Airbus for a firm order of ten A319 aircraft and five A320 aircraft. In April 2004, the Company finalized the purchase agreement with Airbus. The order for five Airbus A320 aircraft is convertible into an order for five A319 aircraft at the option of the Company.

In addition to the purchase agreement with Airbus, the Company entered into leasing commitments from operating lessors for ten additional A319 aircraft in November 2003. During the first quarter of 2004, the Company executed the lease agreements for the ten Airbus A319 aircraft with third party leasing companies. The leased aircraft will be delivered beginning in September 2004 through May 2005. The initial lease terms for the aircraft range from five to twelve years. In addition, the leases require the Company to post security deposits, and to make monthly rent and maintenance reserve payments to the third party leasing companies.

10. SUBSEQUENT EVENTS

In April 2004, the Company reached an agreement with United Airlines providing for United to reject in bankruptcy its United Express agreement with the Company and for a transition schedule and exit plan for the Company’s United Express operations. The agreement was approved by the bankruptcy court overseeing United’s bankruptcy. The transition is scheduled to begin June 4, 2004 and continue through August 5, 2004. The Company’s fleet of CRJs and J-41s will exit the United Express Program in stages over the two month transition.

In April 2004, the Company received formal notification from Delta Air Lines that it will end its fee-per-block hour agreement with the Company by invoking its right under the Delta Connection Agreement to terminate without cause upon 180 days notice. Under the terms of the Company’s Delta Connection Agreement, if Delta terminates without cause, the Company has the right during the 180-day notification period to require Delta to assume the leases on some or all of the 30 328JETs used in the Company’s Delta Connection operation. If the Company exercises its right to require Delta to assume the leases on the 328JETs, the Company may not be able to extinguish its obligation under the leases for these aircraft if Delta or Delta’s assignee fails to meet certain financial conditions under the applicable leases at the time Delta becomes obligated to assume the leases.

In April 2004, the Company finalized the contract for the previously announced firm order of 15 Airbus single aisle aircraft and entered into lease agreements for two additional Airbus A319 aircraft with initial lease terms of 12 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter Operating Statistics

			(Decrease)
Three months ended March 31,	2003	2004	Increase
Revenue passengers carried	1,922,609	1,881,802	(2.1%)
Revenue passenger miles (“RPMs”) (000’s)	746,084	737,908	(1.1%)
Available seat miles (“ASMs”) (000’s)	1,100,543	1,132,737	2.9%
Passenger load factor	67.8%	65.1%	(2.7 pts)
Revenue per ASM (cents)	18.0	18.5	2.8%
Cost per ASM (cents)	18.2	18.0	(1.1%)
Cost per ASM (cents), adjusted [1]	18.2	17.4	(4.4%)
Average passenger segment (miles)	388	392	1.0%
Revenue departures (completed)	72,019	69,783	(3.1%)
Revenue block hours	105,618	101,480	(3.9%)
Aircraft utilization (block hours)	8.4	7.8	(7.1%)
Average cost per gallon of fuel	$1.29	$1.24	(3.3%)
Aircraft in service (end of period)	142	142	0.0%
Revenue per departure	$2,758	$3,001	8.8%

1“Cost per ASM (cents), adjusted” excludes an aircraft early retirement charge of $6.8 million in 2004 and no adjustment in 2003. See “Operating Expenses,” below.

Comparison of three months ended March 31, 2004, to three months ended March 31, 2003.

Results of Operations

     Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and information that is based on management’s current expectations as of the date of this document. When used herein, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Such risks and uncertainties include, among others: the ability of the Company to implement its transition out of the United Express and Delta Connection programs; the ability to effectively implement its low-fare business strategy utilizing regional jets and Airbus aircraft, and to compete effectively as a low-fare carrier, including passenger response to the Company’s new service, and the response of United or other competitors with respect to service levels and fares in markets to be operated by the Company; the effects of high fuel prices on the Company; the ability of government agencies involved in airport operations to handle the increased number of flights and passengers anticipated at Dulles Airport without interference with airline operations; the ability to complete the acquisition of, obtain certification for, and secure financing of, its Airbus aircraft, and to successfully integrate these aircraft into its fleet; the ability to redeploy or assign to Delta or others the leases of the 328JET aircraft currently used in the Company’s Delta Connection operations: the possibility that the Company will remain obligated under the leases for 328JET aircraft currently used in the Delta Connection operations even if assigned to Delta, and would be obligated to fulfill those obligations should Delta default at any time prior to the expiration of the leases; unexpected costs or procedural complications arising from the insolvency of Fairchild Dornier GmbH, the manufacturer and equity owner of the 328JETs; the ability to successfully remarket the J-41 aircraft; the ability to successfully hire and train employees in sufficient numbers to implement the transition; the ability to reach agreement with AMFA and AFA-CWA on mutually satisfactory contracts; and general economic and industry conditions, any of which may impact the Company, its aircraft manufacturers and its other suppliers in ways that the Company is not currently able to predict. Certain of these and other risk factors are more fully disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

          General

          Net income in the first quarter was $3.6 million, or $.08 per share on a diluted basis compared to $2.0 million or $.04 per share on a diluted basis for the same period last year. Net income for the first quarter of 2004 reflects the effects of an additional $3.3 million in passenger revenues related to the reconciliation of 2003 code share activity, an aircraft early retirement charge of $6.8 million in 2004 for the retirement of three leased J-41 aircraft, and approximately $4.5 million in 2004 for costs associated with the implementation of the Company’s independent low-fare carrier business strategy.

          Net income for the first quarter of 2003 reflects that increased 2003 and 2004 fee-per-departure rates paid by United Airlines were not set until the second quarter 2003, $1.0 million was paid to Delta in the first quarter of 2003 to remove contractual restrictions on the use of the Company’s ACJet subsidiary and its operating certificate, and $0.9 million was accrued in first quarter 2003 for additional maintenance and potential interest costs associated with a rate dispute with a vendor.

          Operating Revenues

          Passenger revenues increased 5.5% to $209.4 million for the three months ended March 31, 2004 from $198.6 million for the three months ended March 31, 2003. In 2003, the Company agreed to rate adjustments with its code share partners subsequent to the first quarter. The rate adjustments were retroactively applied to first quarter 2003 departures; therefore, an adjustment to passenger revenue of $12.3 million was recorded in the second quarter of 2003 related to first quarter departures. In the first quarter of 2004, the Company recognized $3.3 million in revenue related to the reconciliation of 2003 code share activity. Other factors that negatively impacted revenue for the first quarter of 2004 were decreases in departures resulting from aircraft utilization being lowered by United, the temporary grounding of the 328JETs for unscheduled engine maintenance, and the decrease in pass-through revenue related to the lower cost of fuel per gallon in first quarter 2004 compared to first quarter 2003.

          Other revenue decreased 53.4% to $2.6 million compared to $5.6 million for the same period last year. The decrease is primarily the result of decreased charter revenue from the Company’s charter operation in first quarter 2004 compared to first quarter 2003. The decrease in charter revenue was due to the Company’s decision, in March 2003, to continue to service its existing clients but to de-emphasize the solicitation of new charter business and to redeploy the 328JETs from the charter operations to the Delta operations because of unscheduled maintenance of the 328JETs used in the Delta operations.

          Operating Expenses

          A summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended March 31, 2003, and 2004 is as follows:

	Three Months ended March 31,
	2003		2004
	Percent of	Cost	Percent of	Cost
	Operating	Per ASM	Operating	Per ASM
	Revenues	(cents)	Revenues	(cents)
Salaries and related costs	27.2%	5.0	25.4%	4.8
Aircraft fuel	19.5%	3.6	18.4%	3.4
Aircraft maintenance and materials	10.9%	2.0	10.0%	1.9
Aircraft rentals	15.5%	2.9	15.0%	2.8
Traffic commissions and related fees	3.2%	0.6	2.8%	0.5
Facility rents and landing fees	5.9%	1.1	6.2%	1.2
Depreciation and amortization	3.0%	0.6	3.4%	0.6
Other	12.9%	2.4	11.7%	2.2
Aircraft early retirement charge	—	—	3.2%	0.6

Total	98.1%	18.2	96.1%	18.0

          Total operating expenses increased 1.7% to $203.8 million for the quarter ended March 31, 2004 compared to $200.4 million for the quarter ended March 31, 2003. The primary cause of the increase in operating expenses was an early aircraft retirement charge of $6.8 million offset by decreases in salaries and related costs of $1.5 million, aircraft fuel of $0.9 million, and other expenses of $1.6 million. Other changes in relative costs per ASM that are not primarily attributable to the changes in capacity are as follows:

          The cost per ASM of salaries and related expenses decreased 4.0% to 4.8 cents in the first quarter of 2004 compared to 5.0 cents in the first quarter of 2003 primarily as a result of a salary reduction program implemented in second quarter 2003 and the reduction in employees related to the transition of certain outstations to other United Express partners.

          The cost per ASM of aircraft fuel decreased to 3.4 cents in the first quarter of 2004 compared to 3.6 cents in the first quarter of 2003. The decrease is primarily a result of a 3.3% decrease in the average cost per gallon of fuel to $1.24 in the first quarter of 2004 from $1.29 in the first quarter of 2003.

          The cost per ASM of maintenance decreased 5.0% due primarily to $0.9 million in additional maintenance and potential interest costs associated with a rate dispute with a vendor that was included in first quarter 2003.

          Cost per ASM of facility rents and landing fees increased slightly to 1.2 cents in the first quarter of 2004 from 1.1 cents for the first quarter of 2003. The increase is primarily the result of increases in landing fees in the current year and the increase of CRJs used in the United program which have a higher landing fee rate.

          The cost per ASM of other operating expenses decreased to 2.2 cents in the first quarter of 2004 from 2.4 cents in the first quarter of 2003. In absolute dollars, other operating expenses decreased 6.0% to $24.8 million in the first quarter of 2004 from $26.4 million in the first quarter of 2003. The decreased costs were primarily the result of a $1.0 million payment to Delta to remove contractual restrictions on the use of the Company’s ACJet subsidiary and its operating certificate incurred in first quarter of 2003, reduction in insurance costs of $1.0 million, and a decrease in training costs of $1.9 million offset by an increase in legal costs of $1.0 million for the continuing litigation costs related to Mesa and approximately $4.2 million of additional legal and professional costs related to the implementation of the Independence Air business strategy.

          The cost per ASM of early aircraft retirement charges increased to 0.6 cents in the first quarter of 2004 from the retirement of three leased J-41 aircrafts from the United Express program. No aircraft retirement charges were recorded in the first quarter of 2003 under the applicable accounting principles.

          Other income (expense)

          Interest expense increased 112.1% or $1.5 million to $2.9 million in the first quarter of 2004 from $1.4 million in the first quarter of 2003. The increase is primarily attributable to debt financing of six CRJs delivered in the second and fourth quarters of 2003 and the issuance of $125.0 million in convertible bonds at a 6% interest rate in February 2004.

Recent Developments and Outlook

          This outlook section contains forward-looking statements, which are subject to the risks and uncertainties set forth in the MD&A section under Forward Looking Statements. This MD&A should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

          ACA currently operates under code-share agreements as a United Express carrier with United Airlines, Inc. (“United”) and as a Delta Connection carrier with Delta Air Lines, Inc. (“Delta”). The Company derived approximately 83% of its first quarter passenger revenue and 83% of its full year 2003 passenger revenue from its United Express operations. Until December 2000, ACA operated as a United Express carrier pursuant to an agreement that made the Company responsible for, among other things, route planning, scheduling, pricing, revenue management, revenue accounting and certain marketing functions including advertising and local promotions. In 2000, the Company and United amended the arrangement to provide that the

Company would be compensated on a fee-per-departure basis, and that United would be responsible for most of these functions. In addition, the Company entered into a fee-per-block hour code share agreement with Delta in 1999.

          The Company announced in 2003 that it intended to utilize its assets to operate as an independent low-fare airline in the event that United ended its longstanding relationship with the Company as a part of United’s reorganization in bankruptcy. The airline will operate as “Independence Air” from the Company’s hub at Washington Dulles International Airport (“Washington Dulles”). The Company intends to offer scheduled service to the traveling public using a relatively new, all-jet fleet of single aisle Airbus and its existing regional jet aircraft, a low and simple fare structure and the convenience of frequent flights.

          On April 5, 2004 the Company announced it had reached an agreement with United providing for a transition schedule and exit plan for all its United Express aircraft and related operations as a result of United’s decision to reject its code share agreement with ACA. The transition is scheduled to begin June 4, 2004 and continue through August 5, 2004. The agreement was approved by the bankruptcy court overseeing United’s bankruptcy on April 16, 2004.

          Under the transition agreement, the last date of service for the ACA aircraft in the United Express schedule is as follows:

Date	CRJs to Exit United Express	J-41s to Exit
June 3	30	17
July 6	30	—
August 4	26	5

          As each of the Company’s 50-passenger CRJ regional jets exits the United Express program, it will undergo a complete interior upgrade-including the installation of new leather slimline seating-as well as a complete exterior conversion to the new Independence Air logo and colors. The remaining 22 J-41 turboprop aircraft currently in United Express service will be early retired as they exit the United Express program, since Independence Air will operate an all-jet fleet. The Company will incur a charge for the discounted future rent expense net of any estimated remarketing revenue for each leased J-41 aircraft as it is retired. The Company estimates that the total early retirement charge for the remaining leased J-41s will be approximately $45 million (pre-tax).

          On April 6, 2004, the Company announced it had received formal notification from Delta that Delta will end its fee-per-block hour agreement with ACA by invoking its right under the Delta Connection Agreement to terminate without cause upon 180 days notice. ACA currently operates a fleet of 33 Fairchild Dornier 328JET aircraft from Delta’s hubs in Cincinnati and Boston. In order to prepare for the transition of ACA out of the Delta program, Delta also announced that effective July 2004, it will consolidate the entire ACA/Delta Connection operation in Cincinnati by moving the 10 328JET aircraft currently flown by ACA at Delta’s Boston hub to Cincinnati, as well as discontinuing ACA flights from New York.

          Under the terms of the Delta Code Share Agreement, the Company now has the right to require Delta to assume the leases on up to 30 of the 33 328JETs used in the Delta program. The Company is currently evaluating whether to and to what extent to exercise this right.

If the Company ultimately elects to require Delta to assume some or all of the leases for the 30 aircraft, the Company anticipates that it would assign the leases related to and transfer operation of the 328Jet aircraft to Delta or another company selected by Delta pursuant to a transition plan that would be negotiated with Delta. Depending on the terms and timing of any such agreement with Delta relative to the implementation of the Company’s Independence Air operations, the Company may have to furlough flight crews until additional Airbus single aisle aircraft are delivered. In addition, even if the Company exercises its right to require Delta to assume the leases on the 328JETs, the Company may not be able to extinguish its obligation under the leases for these aircraft if Delta or Delta’s assignee fails to meet certain financial conditions under the applicable leases at the time Delta becomes obligated to assume the leases, in which case it would remain obligated under the lease agreements should Delta or its assignee default at any time prior to the lease expirations. The Company anticipates that Delta will not be able to meet those conditions. The Company will also be responsible for the remarketing of the two leased and one owned 328JET aircraft that it does not have a right to require Delta to assume. If the Company is unable to remarket these aircraft on terms equal to its current lease liability, the Company may be forced to take an early retirement charge for the two leased 328Jets and an impairment charge on the one owned 328JET. As part of the transition plan, the Company is negotiating with Delta on the sale of the spare parts inventory, tooling and ground equipment unique to the 328JET.

          In April 2004, the Company also announced that it had finalized its purchase agreement with Airbus for the previously announced acquisition of 15 single aisle aircraft and that it had agreed to lease an additional two Airbus 319 aircraft, bringing the total number of Airbus single aisle aircraft to be delivered to 27.

          The Company now expects to begin operation of its low-fare airline, Independence Air, on June 16, 2004. The inaugural Independence Air flights are scheduled for June 16th, and more will be added throughout July, August and September as the CRJ aircraft complete their interior and exterior conversion to the Independence Air standard. The Company plans to announce additional details of its Independence Air launch plan to the public in mid-May 2004, including:

•	The destinations Independence Air will serve starting this summer;

•	The low-fare pricing;

•	The schedule of departures to/from each destination;

•	The opening of its FLYi.com reservations website for customer bookings; and

•	The exact start dates of CRJ service to Independence Air destinations.

          Once the United transition is complete, the Company expects it will offer roughly 300 daily departures at Dulles, making it the largest low-fare hub operation by a single carrier in the U.S. on the basis of daily departures. The Company intends to operate its Airbus single aisle aircraft in larger, long and short-haul markets in which the Company will seek to take advantage of the low cost per seat mile of these aircraft, and will operate its regional jet aircraft in short-haul markets with additional frequencies that will take advantage of the lower per-trip cost of this aircraft relative to larger aircraft.

          The Company is continuing its preparations for the implementation of new infrastructure necessary for the commencement of Independence Air’s operations, affecting such areas as scheduling and marketing, flight operations, fuel provisioning, information systems, reservations, and station operations. While the Company continues to address challenges in planning for the logistics of the transition, it presently believes that all infrastructure will be in place to begin marketing and operation of Independence Air flights as planned. The Company anticipates that the operation of Dulles Airport by airport authorities is likely to be challenged due to the increased flights to be offered by Independence Air along with continued operation by United of United Express service with a variety of other carriers, to increased passenger traffic due expected to be generated by the additional flights and the anticipated attractiveness of the Company’s offer of lower fares, and to a temporary shutdown of one of Dulles’ runways for repairs. The Company has identified air traffic control and airport screening and security as matters of particular concern, and is working with applicable authorities, including the Metropolitan Washington Airport Authority, the Transportation Security Administration, and the Federal Aviation Association, to assist them with planning for increased operations and passenger traffic.

          The Company possesses all of the DOT and FAA authority necessary to conduct its current operations. In order to operate as an independent carrier the Company will have to demonstrate to the DOT that it is “fit” to operate its aircraft independent of a major code share partner. In addition, when the Company takes delivery of its Airbus aircraft it will have to demonstrate to the DOT that it is fit to operate these larger aircraft, and it will have to obtain the approval of the FAA to operate and maintain such aircraft. FAA approval would be based on a determination that the Company has adequate training, maintenance and operating procedures necessary to conduct larger aircraft operations. The Company believes it will be able to obtain all necessary DOT and FAA determinations and approvals in connection with the conduct of its independent operations.

          During the second quarter of 2004, operating expenses and capital expenditures will be significantly affected by increased expenditures that the Company is currently incurring and will continue to incur in preparation for the commencement of operations of Independence Air. The Company may also incur unexpected expenses in connection with the termination of its United Express and/or Delta Connection code-share operations. The Company expects to incur operating losses for at least the first three quarters after it commences operations of Independence Air. The Company will be competing in a U.S. airline industry that continues to experience depressed demand and reductions in passenger yields, high insurance costs, high fuel costs, changing and increased government regulations and tightened credit markets as evidenced by higher credit spreads and reduced capacity. These factors are directly affecting the operations and financial condition of participants in the industry including the Company, its current code share partners, and aircraft manufacturers. In addition, the Company’s business strategy to compete as a low-fare airline may place it in competition with other carriers that have established routes, greater financial resources and/or lower unit costs than the Company. In addition to traditional low-fare competition, aggressive cost-cutting by major airlines, including United’s and USAirways’ actions in bankruptcy, have reduced the gap between trip costs for the major airlines’ smallest jets relative to regional jets. Delta, United and JetBlue have launched, and Virgin Atlantic has announced its intention to launch, low-fare service in certain markets, including Washington-Dulles. Moreover, the ongoing losses incurred by the industry continue to raise substantial risks and uncertainties. These risks may impact the Company and aircraft manufacturers in ways that the Company is not currently able to predict. The Company’s past financial performance and operating results under its United Express and Delta Connection operations will have no effect and no bearing on the financial performance or operating results of Independence Air.

          The Company established a charter operation in February 2002. In March 2003, the Company decided to continue to service its existing clients but to de-emphasize the solicitation of new charter business, and the Company redeployed the 328JETs from charter operation to the Delta operation to help minimize the out-of-service time of the 328Jet fleet due to unscheduled engine maintenance. The Company’s agreement to provide regular charter service for a major corporation ended in April 2004, and the Company is not currently pursuing any charter opportunities.

Liquidity and Capital Resources

          As of March 31, 2004, the Company had cash, cash equivalents and short-term investments of $350.0 million and working capital of $389.1 million compared to $297.9 million and $270.8 million, respectively, as of December 31, 2003. The Company has an additional $26.1 million of restricted cash as of March 31, 2004, a portion of which is restricted under the terms of a letter of credit agreement with Wachovia and the rest of which was required to be posted as a bond by the District Court in connection with the litigation against Mesa. During the first three months of 2004, cash and cash equivalents increased by $17.8 million, reflecting net cash used in operating activities of $51.5 million, net cash used in investing activities of $51.3 million and net cash provided by financing activities of $120.6 million. The $51.5 million net cash used in operating activities reflects the payment in January of approximately $99 million of lease payments for the Company’s regional jets. The Company has uneven lease payments on its regional jets, with approximately 67% due in January and 23% due in July. The net cash provided by financing activities resulted primarily from the $125 million of proceeds from the issuance of long-term convertible debt.

Capital Commitments and Off-Balance Sheet Arrangements

          In February 2004, the Company sold $125 million of Convertible Senior Notes (“Notes”). The Notes have an interest rate of 6% and are convertible into Atlantic Coast Airlines Holdings, Inc. common stock at a conversion rate of 90.2690 shares per $1,000 principal amount of the Notes (a conversion price of approximately $11.08) once the Company’s common stock share price reaches 120% of the conversion price or $13.30. The Notes mature in 2034 and interest is payable semi-annually beginning August 15, 2004. The Company may redeem the Notes either in whole or in part beginning 2007 at the redemption price, plus accrued and unpaid interest and liquidated damages, if any. The holders may require the Company to repurchase the Notes on February 15 of 2009, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any.

          The Company’s business is capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft. The Company has funded the acquisition of the majority of its aircraft by entering into off-balance sheet financing arrangements known as leveraged leases, in which third parties provide equity and debt financing to purchase the aircraft and simultaneously enter into long-term agreements to lease the aircraft to the Company. During the first quarter of 2004, the Company executed lease agreements for ten Airbus A319 aircraft. In April 2004, the Company finalized the contract for its firm order of 15 Airbus single aisle aircraft to be delivered in 2005 and 2006. The purchase agreement requires the Company to make initial deposits and progress payments totaling $125.5 million. The manufacturer has committed to finance a portion of the progress payments and to provide backstop financing of up to 80% of the purchase price if the Company is unable to obtain third party financing. Amounts that the Company currently estimates will be due for the foregoing 25 Airbus aircraft are presented in the table set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Commitments and Off-Balance Sheet Arrangements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

          In April 2004, the Company entered into two additional lease agreements for A319 aircraft with a third party leasing company. The leased aircraft will be delivered in April and May 2005. The initial lease term of the leases is twelve years and requires the Company to make monthly rental and maintenance reserve payments in addition to having to post security deposits to the third party leasing company.

Other Commitments

          The Company’s collective bargaining agreement with the Aircraft Mechanics Fraternal Association (“AMFA”), which was ratified in June 1998, became amendable in June 2002, and its collective bargaining agreement with the Association of Flight Attendants — Communications Workers of America (“AFA-CWA”), which was ratified in October 1998, became amendable in October 2002. The Company is engaged in negotiations with AMFA and AFA-CWA regarding new agreements. The Company and AMFA agreed to apply jointly to the National Mediation Board for its mediation services to assist with the negotiations. This is a typical step in airline collective bargaining. The mediator has no authority to compel either party to agree to contractual terms; rather, his or her role is to assist the parties in finding mutually acceptable resolutions to the outstanding issues. The NMB has appointed a mediator to the negotiations and several meetings have been held with the mediator. There is no set timetable for how long the parties will remain in mediation.

     Capital Equipment and Debt Service

          Capital expenditures for the first three months of 2004 were $2.9 million, compared to $6.6 million for the same period in 2003. Capital expenditures in the first quarter 2004 consisted primarily of the purchase of rotable spare parts for regional jets, vehicles, and computer hardware.

          For the remainder of 2004, excluding aircraft, the Company anticipates spending approximately $58.0 million for rotable spare parts related to the regional jets and Airbus single aisle aircraft, ground service equipment, facilities improvement and build-outs related to Independence Air, and computers and software for the new reservation system.

          Debt service including capital leases for the three months ended March 31, 2004 was $0.9 million compared to $0.8 million in the same period of 2003.

          The Company’s plan to launch an independent, low-fare airline will require significant capital commitments to establish the infrastructure required for operations, to establish station operations at locations not currently handled by the Company, to brand and market the new operations, to acquire and finance additional aircraft, and to fund the Company’s operations during the interruption of service and following the commencement of service as it transitions out of the United Express and Delta Connection programs. The Company expects to expend and commit significant amounts in the remainder of 2004 as it implements this business plan. The Company believes that its cash balances and cash flow from operations together with operating lease financing and other available equipment financing will be sufficient to enable the Company to meet its working capital needs, expected operating lease financing commitments, other capital expenditures, and debt service requirements for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. Future events could affect the industry or the Company in ways that are not presently anticipated that could adversely affect the Company’s liquidity. The Company will continue to evaluate opportunities to obtain credit facilities from lenders, finance or refinance its assets, and/or restructure its obligations for strategic reasons or to further strengthen its financial position.

     Critical Accounting Policies and Estimates

          The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a Company’s most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results, and that require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified and discussed its critical accounting policies in its Annual Report on Form 10-K. The Company does not believe that there have been material changes to the Company’s critical accounting policies or the methodologies or assumptions applied under them since the date of that Form 10-K. The transition of the Company from the United Express and Delta Connection code share programs to an independent low fair airline may result in changes or additions to the Company’s critical accounting policies or the methodologies or assumptions applied under them in future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          Currently, the Company’s principal market risk arises from changes in interest rates. The Company’s exposure to market risk associated with changes in interest rates relates to the Company’s commitment to acquire Airbus single aisle aircraft. From time to time the Company has entered into put and call contracts designed to limit the Company’s exposure to interest rate changes until permanent financing is secured upon delivery of jet aircraft. As of March 31, 2004, the Company had no open hedge transactions for interest rates.

          With the startup of Independence Air service in the second quarter of 2004, the Company’s results of operations will be subject to availability and changes in the price of jet fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2004 cost per gallon of fuel. Based on the projections of fuel usage of the Company for 2004, such an increase would result in an increase to aircraft fuel expense of approximately $16.0 million for 2004. As of March 31, 2004, the Company had no open hedge transactions for jet fuel.

Item 4. Controls and Procedures

          As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 13a-15. Disclosure controls and procedures include controls and other procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee, that it will succeed in its stated objectives.

          Based upon the foregoing evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC reports. During the period covered by this quarterly report, the Company has evaluated its internal controls over financial reporting and is identifying and beginning to enhance aspects of its existing controls and procedures and is identifying and beginning to establish additional controls and procedures related to operations that the Company will conduct in connection with the Company’s Independence Air business. No changes occurred to the Company’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          On October 14, 2003, the Company commenced arbitration proceedings against GE Engine Services, Inc. (“GE”). In the proceeding, the Company seeks a ruling by an arbitrator that it has the right to remove any or all engines from the scope of an engine services agreement with GE governing the scheduled and unscheduled repair of ACA’s CRJ jet engines. GE has also requested that the arbitration also address the issue of whether GE is owed certain amounts it claims it is owed pursuant to the agreement. The parties are presently engaged in pre-hearing discovery. The Company believes that it has adequately reserved for GE’s counterclaim in the event that an arbitrator rules in favor of GE’s counterclaim. If the arbitrator were to rule against the Company’s interpretation of the agreement, covered engines will remain subject to the agreement for the balance of the term of the agreement.

          The Company has been named in several lawsuits arising from the terrorist activities of September 11, 2001. These actions were commenced by or on behalf of individuals who were injured or killed as a result of the hijackings of the four flights. These actions seek compensatory and punitive damages. However, pursuant to the Air Transportation Safety and System Stabilization Act, the Company’s liability for these claims is limited to the Company’s liability insurance. In each case, the plaintiffs have named the airlines operating at the airports from which the flights originated, including the Company, under the theory that all of the airlines are jointly responsible for the alleged security breaches by the airport security contractor. The court recently denied the motion of American Airlines and other defendants, including the Company, seeking dismissal of all ground victim claims on the basis that the airline defendants do not owe a duty as a matter of law to individuals injured or killed on the ground. The Company anticipates that it will raise other defenses including its assertion that it is not responsible for the incidents as it had no control over the security checkpoints through which the hijackers allegedly gained access to the hijacked aircraft. Numerous lawsuits alleging this claim were filed during the third quarter of 2003 as a result of the possible expiration of certain statutes of limitations. A total of 90 complaints making claim for 118 wrongful death claims and 6 personal injury claims are known to have been filed against the Company. Since that time, numerous complaints have been voluntarily discontinued by the claimants. Many of these claimants have formally opted to present their claim to the Victim Compensation Fund. The Company is presently aware of 26 remaining complaints making claim for 30 wrongful death and 3 personal injury claims. The Company anticipates that other similar lawsuits could be filed on behalf of other victims.

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

          The insurance held by Legion on the Company’s policy was fully covered by reinsurance, which means that other carriers are contractually obligated to cover all claims that are direct obligations of Legion. It is additionally believed that a “cut-through” provision exists that causes funds to pass directly from the reinsurers to the Company in situations such as the rehabilitation or insolvency of a primary insurer. Other companies, including American Airlines, Inc. (“American”), have similar policy provisions. American intervened in the Legion rehabilitation and moved to have its cut-through provisions enforced. On June 26, 2003, the Pennsylvania Commonwealth Court entered an order enforcing American’s cut-through provisions. The Court ruled that the reinsurance contract proceeds at issue were not general assets of the Legion estate. On July 25, 2003, the Court entered an Order of Liquidation that incorporated the June 26, 2003 ruling. The Order provides a means whereby a company can intervene to assert rights to its own reinsurance. The Insurance Commissioner and others appealed. The appeal remains outstanding. The Company intervened in the matter and, after consideration, the Court held on April 5, 2004, that the Company’s reinsurance policies contain an unambiguous cut-through provision that provides the Company with direct access to reinsurance proceeds in the event of Legion’s insolvency or rehabilitation. That ruling is now on appeal. If the appeals related to the Company’s and American’s reinsurance are upheld, the Legion shortfall should be fully covered by reinsurance. However, if the rulings are overturned on appeal, the Company will likely be underinsured for these claims at the percentages set forth above. This underinsurance would include September 11 related lawsuits and any other similar lawsuits that are brought against the Company. The Company has accrued reserves for its likely exposure on claims known to date. No reserves have been accrued for the September 11 related claims.

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

          Atlantic Coast Airlines Holdings, Inc. is a party to a legal proceeding in the Department of Labor involving a former employee of Atlantic Coast Airlines, Stacey M. Platone, who alleges that she was terminated from employment in violation of the Sarbanes-Oxley Act for reporting what she believed to be an improper arrangement between Atlantic Coast Airlines and one of its unions. The complainant’s allegations were investigated by the Occupational Safety and Health Administration (OSHA), the Labor Department agency with responsibility for investigating allegations of Sarbanes-Oxley employment violations; in July 2003 OSHA found the complaint to be without merit. The complainant filed objections to the decision, and on April 30, 2004, a Labor Department administrative law judge ruled that the complainant had been improperly terminated from employment, although the judge also found that legitimate grounds had existed to terminate the complainant’s employment. In the decision, the judge has ordered that the complainant be paid back pay and the costs and expenses of litigation, including attorneys fees, in an amount to be determined. Atlantic Coast Airlines Holdings, Inc. believes that this case was wrongly decided and intends to vigorously appeal the decision.

          In addition to those matters discussed above, the Company is a party to routine litigation all of which is viewed to be incidental to its business, and none of which the Company believes are likely to have a material effect on the Company’s financial position or the results of its operations.

     ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

6% Convertible Senior Notes

          On February 19, 2004, the Company sold $125.0 million principal amount of its newly issued 6% Convertible Senior Notes (“Notes”) due February 15, 2034 to Morgan Stanley & Co., Incorporated, the initial purchaser, for resale to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933. The initial purchaser purchased the Notes from the Company at 97.5% of the principal amount thereof. The net proceeds received by the Company were $121,875,000 after the initial purchasers’ discount and sales commissions of approximately $3.125 million. Interest is payable in cash on each February 15 and August 15 commencing August 15, 2004. The Notes are the Company’s senior unsecured debt and rank on parity with all of the Company’s other existing and future senior unsecured debt and prior to all subordinated debt. The indenture under which the Notes have been issued does not restrict the incurrence of debt by the Company.

          All Notes that have not been repurchased or converted must be repaid with any accrued unpaid interest on February 15, 2034, subject to acceleration under certain circumstances, including events of default and insolvency, as described in the indenture. No sinking fund is provided for the Notes. Commencing February 20, 2007, the Company has the option at any time to redeem all, or a portion, of the Notes for cash at the following percentages of the principal amount of the Notes plus accrued and unpaid interest and liquidated damages, if any:

Redemption Period	Price(%)
Beginning on February 20, 2007 and ending on February 14, 2008	102.4%
Beginning on February 15, 2008 and ending on February 14, 2009	101.2%
After February 15, 2009	100.0%

          On February 15 of 2009, 2014, 2019, 2024 and 2029, each holder of the Notes has the right to require the Company to purchase such holder’s Notes for cash at a purchase price of 100% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. Furthermore, upon a fundamental change or termination of trading (as defined in the indenture governing the Notes), each holder has the right, subject to certain conditions and restrictions, to require the Company to repurchase all or a portion of such holder’s Notes at a purchase price of 100% of the principal amount plus accrued and unpaid interest and liquidated damages, if any.

          Subject to certain conditions, the holders of the Notes may convert the Notes into shares of the Company’s Common Stock at a conversion rate of 90.2690 shares per $1,000 principal amount of Notes (which is equivalent to a conversion price of approximately $11.08 per share) before the close of business on February 15, 2034. Based upon the current conversion price, the Notes will be convertible into 11.3 million shares of Common Stock. The Conversion Price is subject to anti-dilution adjustment under various circumstances. The conditions triggering the conversion right include: (1) if during any fiscal quarter commencing after March 31, 2004, and only during that quarter, the closing sale price of the Company’s Common Stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) subject to certain exceptions, if during the five business day period after any five consecutive trading day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of the stock and the conversion rate; provided, however, holders may not convert their Notes after February 15, 2029 if on any day during that period the closing sale price of shares of the Company’s Common Stock was between 100% of the then current conversion price on the Notes and 120% of the then current conversion price of the Notes; (3) if the Notes have been called for redemption; or (4) upon the occurrence of certain corporate transactions. Until such time that one of the above conversion criteria has been met, the impact of such conversion will be excluded from the computation of net income per share on a diluted basis.

          The Company has agreed to register the resale of the Notes and the sale of the shares of the Company’s Common Stock issuable upon conversion of the Notes pursuant to a shelf registration statement filed with the U.S. Securities and Exchange Commission. If the registration statement is not filed by May 25, 2004 or declared effective by August 23, 2004, or if the Company does not keep it available for requisite periods, then the Company may be required to pay liquidated damages to the holders of the Notes and shares received upon conversion. The liquidated damages would be in the form of payment (in addition to any interest that may be payable) on the principal amount or value of the securities entitled to registration, at a rate per annum equal to 0.25% or 0.50%, depending on the circumstances.

          The Company recorded the Notes at the principal value of $125.0 million and recorded deferred financing costs for commission fees and other expenses incurred in relation to the issuance of the Notes that will be amortized over five years. At March 31, 2004, the estimated fair value of the Notes based on quoted market prices was approximately $120.3 million.

Stock Repurchase Program

          The Company’s Board of Directors has approved the purchase of up to $40.0 million of the Company’s outstanding common stock in open market or private transactions. The Board’s authorization does not have an established expiration date. As of March 31, 2004, the Company has purchased 2,171,837 shares of its common stock. The Company has approximately $21.0 million remaining of the $40.0 million originally authorized. The Company did not purchase any shares in the first quarter 2004. The Company does not have any plans to purchase any additional shares of its stock at this time.

     ITEM 3. Defaults Upon Senior Securities.

          None to report.

     ITEM 4. Submission of Matters to a Vote of Security Holders.

          None to report.

     ITEM 5. Other Information.

          None to report.

     ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit
Number	Description of Exhibit
3.2	Restated By-laws of the Company.
4.2	Indenture, dated as of February 25, 2004, by and between Atlantic Coast Airlines Holdings, Inc. and U.S. Bank National Association, as Trustee (including Form of 6% Convertible Senior Notes due 2034).
4.21	Registration Rights Agreement, dated as of February 25, 2004, by and between Atlantic Coast Airlines Holdings, Inc. and Morgan, Stanley & Co. Incorporated, as Initial Purchaser.
10.51	Purchase agreement dated February 19, 2004, between Atlantic Coast Airlines Holdings, Inc. and Morgan, Stanley & Co. Incorporated, as Initial Purchaser, related to issuance of Atlantic Coast Airlines Holdings, Inc.’s 6% Convertible Senior Notes due 2034.
31.1	Certification pursuant to Section 302 and 906 by the Company’s chief executive officer.
31.2	Certification pursuant to Section 302 and 906 by the Company’s chief financial officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

Form 8-K furnished under Item 9 on February 19, 2004 to announce that the Company intends to offer, subject to market and other conditions, $125 million of Convertible Senior Notes due 2034 in a private placement to qualified institutional buyers pursuant to exemptions from the registration requirements of the Securities Act of 1933.

Form 8-K furnished under Item 9 on February 20, 2004 to announce the pricing of the Company’s $125 million 6% Convertible Senior Notes.

Form 8-K furnished under Item 9 on March 1, 2004 to announce an officer of the Company will be making a presentation to investors and financial analysts during the Raymond James & Associates Institutional Investors Conference.

Form 8-K furnished under Item 9 March 1, 2004 to announce an officer of the Company will be making a presentation to investors and financial analysts at the JP Morgan 2004 Airlines Conference.

Form 8-K furnished under Item 9 on March 22, 2004 to announce the Company has extended until April 19, 2004 the date by the initial purchaser of the Company’s 6% Convertible Notes must exercise its option to purchase additional notes from the Company.

Form 8-K furnished under Item 9 on April 6, 2004 to announce the Company reached an agreement with United Airlines providing for an orderly transition and exit plan for all its United Express aircraft as a result of United’s decision to reject its agreement with the Company.

Form 8-K furnished under Item 9 on April 7, 2004 to announce the Company received formal notification from Delta Air Lines that it will end its fee-per-departure agreement with the Company by invoking its right under the Delta Connection Agreement to terminate without cause upon 180 days notice.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC COAST AIRLINES HOLDINGS, INC.
May 10, 2004	By:	/S/ Richard J. Surratt
Richard J. Surratt
Executive Vice President, Treasurer, and Chief Financial Officer