Form 10-Q
period 2004-06-30
FLYI INC
filed 2004-08-09
CIK 904020

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission file number 0-21976

FLYi, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3621051

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

45200 Business Court, Dulles, Virginia	20166

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 650-6000

Atlantic Coast Airlines Holdings, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X]  No [  ]

As of August 2, 2004, there were 45,339,810 shares of common stock, par value $.02 per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements

FLYi, Inc.
Condensed Consolidated Balance Sheets

		June 30, 2004
(In thousands except for share and per share data)	December 31, 2003	(Unaudited)
Assets
Current:
Cash and cash equivalents	$95,879	$121,284
Short term investments	202,055	224,147
Restricted cash	—	5,954
Accounts receivable, net	9,071	19,438
Expendable parts and fuel inventory, net	18,440	18,938
Prepaid expenses and other current assets	58,341	122,568
Deferred tax asset	14,592	17,708

Total current assets	398,378	530,037
Restricted cash	14,829	16,428
Property and equipment at cost, net of accumulated depreciation and amortization	314,800	309,801
Intangible assets, net of accumulated amortization	1,730	1,730
Debt issuance costs, net of accumulated amortization	2,804	5,579
Aircraft deposits	46,990	68,495
Other assets	3,713	2,273

Total assets	$783,244	$934,343

Liabilities and Stockholders’ Equity
Current:
Current portion of long-term debt	$8,927	$37,604
Current portion of capital lease obligations	159	485
Accounts payable	24,842	35,737
Air traffic liability	2,569	9,964
Accrued liabilities	88,366	87,371
Accrued aircraft early retirement charge	2,666	9,449

Total current liabilities	127,529	180,610
Long-term debt, less current portion	133,971	245,448
Capital lease obligations, less current portion	356	1,040
Deferred tax liability	42,267	39,304
Deferred credits, net	102,115	96,493
Accrued aircraft early retirement charge, less current portion	15,313	32,978
Other long-term liabilities	2,279	2,658

Total liabilities	423,830	598,531

Stockholders’ equity:
Common stock: $.02 par value per share; shares authorized 130,000,000; shares issued 50,404,287 and 50,404,787 respectively; shares outstanding 45,333,310 and 45,333,810, respectively	1,008	1,008
Additional paid-in capital	152,485	152,488
Less: Common stock in treasury, at cost, 5,070,977 and 5,070,977 shares respectively	(35,718)	(35,718)
Accumulated other comprehensive income	(5)	(158)
Retained earnings	241,644	218,192

Total stockholders’ equity	359,414	335,812

Total liabilities and stockholders’ equity	$783,244	$934,343

See accompanying notes to the condensed consolidated financial statements.

FLYi, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

Three months ended June 30,
(In thousands, except for per share data)	2003	2004
Operating revenues:
Passenger	$223,720	$189,708
Other	3,410	778

Total operating revenues	227,130	190,486

Operating expenses:
Salaries and related costs	53,657	53,539
Aircraft fuel	32,458	39,042
Aircraft maintenance and materials	20,390	23,012
Aircraft rentals	32,356	31,254
Sales and marketing	5,831	17,709
Facility rents and landing fees	12,674	12,673
Depreciation and amortization	7,009	10,400
Other	20,135	22,017
Aircraft early retirement charge	(34,586)	21,867

Total operating expenses	149,924	231,513

Operating income (loss)	77,206	(41,027)
Other income (expense):
Interest income	250	1,349
Interest expense	(1,324)	(4,097)
Government compensation	1,520	—
Other, net	(136)	(114)

Total other income (expense)	310	(2,862)

Income (loss) before income tax provision	77,516	(43,889)
Income tax provision (benefit)	31,781	(16,813)

Net income (loss)	$45,735	$(27,076)

Income (loss) per share:
Basic:
Net income (loss)	$1.01	$(0.60)

Diluted:
Net income (loss)	$1.01	$(0.60)

Weighted average shares outstanding:
-Basic	45,247	45,334
-Diluted	45,344	45,334

See accompanying notes to the condensed consolidated financial statements.

FLYi, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

Six months ended June 30,
(In thousands, except for per share data)	2003	2004
Operating revenues:
Passenger	$422,322	$399,146
Other	9,017	3,391

Total operating revenues	431,339	402,537

Operating expenses:
Salaries and related costs	109,178	107,505
Aircraft fuel	72,309	77,991
Aircraft maintenance and materials	42,650	44,190
Aircraft rentals	64,095	62,961
Sales and marketing	12,267	25,084
Facility rents and landing fees	24,701	25,802
Depreciation and amortization	13,119	17,694
Other	46,549	45,433
Aircraft early retirement charge	(34,586)	28,618

Total operating expenses	350,282	435,278

Operating income (loss)	81,057	(32,741)
Other income (expense):
Interest income	1,203	2,138
Interest expense	(2,692)	(6,999)
Government compensation	1,520	—
Other, net	(189)	(346)

Total other expense	(158)	(5,207)

Income (loss) before income tax provision	80,899	(37,948)
Income tax provision (benefit)	33,169	(14,496)

Net income (loss)	$47,730	$(23,452)

Income (loss) per share:
Basic:
Net income (loss)	$1.06	$(0.52)

Diluted:
Net income (loss)	$1.05	$(0.52)

Weighted average shares outstanding:
-Basic	45,236	45,334
-Diluted	45,334	45,334

See accompanying notes to the condensed consolidated financial statements.

FLYi, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Six months ended June 30,
(In thousands)	2003	2004
Cash flows from operating activities:
Net income (loss)	$47,730	$(23,452)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,512	18,192
Loss on disposal of fixed assets	1,282	984
Provision for inventory obsolescence	348	743
Amortization and write-off of deferred credits	(3,314)	(5,595)
Amortization of deferred financing costs	249	615
Capitalized interest (net)	914	(369)
Other	31	—
Changes in operating assets and liabilities:
Accounts receivable	(23,533)	(9,432)
Expendable parts and fuel inventory	(3,475)	(1,241)
Prepaid expenses and other current assets	(48,808)	(34,970)
Accounts payable	8,899	10,763
Accrued liabilities	(4,596)	25,149

Net cash used in operating activities	(10,761)	(18,613)

Cash flows from investing activities:
Purchases of property and equipment	(70,149)	(12,768)
Proceeds from sales of assets	—	230
Purchases of short term investments	(199,700)	(214,825)
Sales of short term investments	210,935	192,580
Increase in restricted cash	—	(7,553)
Refunds of aircraft deposits	2,400	—
Payments of aircraft deposits and other	(1,802)	(31,206)

Net cash used in investing activities	(58,316)	(73,542)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	60,078	125,000
Payments of long-term debt	(1,850)	(3,846)
Payments of capital lease obligations	(711)	(207)
Deferred financing costs and other	(77)	(3,391)
Purchase of treasury stock	(131)	—
Proceeds from exercise of stock options	1,105	4

Net cash provided by financing activities	58,414	117,560

Net (decrease) increase in cash and cash equivalents	(10,663)	25,405
Cash and cash equivalents, beginning of period	29,261	95,879

Cash and cash equivalents, end of period	$18,598	$121,284

See accompanying notes to the condensed consolidated financial statements.

FLYi, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

          The accompanying condensed consolidated financial statements include the accounts of FLYi, Inc. (“FLYi”) and its wholly owned subsidiary, Atlantic Coast Airlines (“ACA”), (collectively, the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated in consolidation. The information furnished in these condensed consolidated financial statements reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the three and six months presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2004. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. STOCKHOLDERS’ EQUITY

          The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, to account for its stock options. SFAS No. 123 allows companies to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock options granted as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123. The Company accounts for non-employee stock option awards in accordance with SFAS No. 123.

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

Three months ended June 30,
(in thousands except for per share data)	2003	2004
Net income (loss), as reported	$45,735	$(27,076)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,129)	(1,161)

Pro forma net income (loss)	$44,606	$(28,237)

Earnings (loss) per share:
Basic - as reported	$1.01	$(0.60)

Basic - pro forma	$.99	$(0.62)

Diluted - as reported	$1.01	$(0.60)

Diluted - pro forma	$.98	$(0.62)

Six months ended June 30,
(in thousands except for per share data)	2003	2004
Net income (loss), as reported	$47,730	$(23,452)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	14	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,119)	(2,803)

Pro forma net income (loss)	$45,625	$(26,255)

Earnings (loss) per share:
Basic - as reported	$1.06	$(0.52)

Basic - pro forma	$1.01	$(0.58)

Diluted – as reported	$1.05	$(0.52)

Diluted - pro forma	$1.01	$(0.58)

3. DEBT

Long-term debt consists of the following at December 31, 2003 and June 30, 2004, respectively:

	December 31,
(in thousands)	2003	June 30, 2004
Equipment Notes associated with Pass Through Trust Certificates, due January 1, 2008 and January 1, 2010, principal payable annually through January 1, 2006 and semi-annually thereafter through maturity, interest payable semi-annually at 7.49% throughout term of notes, collateralized by four J-41 aircraft.	$10,008	$10,008
Notes payable to institutional lenders, due between October 23, 2010 and May 15, 2015, principal payable semiannually with interest ranging from 5.65% to 7.63% through maturity, collateralized by four CRJ aircraft.	41,794	40,086
Note payable to institutional lender, due October 2, 2006, principal payable semiannually with interest at 6.56%, collateralized by one J-41 aircraft.	1,738	1,472
Notes payable to institutional lender, due November 2019, principal payable semiannually with interest at 5.11%, collateralized by four CRJ aircraft.	58,897	57,685
Notes payable, due October 2005, principal payable monthly with variable rate based on 1-month LIBOR rate plus 2.25% through maturity, collateralized by two CRJ aircraft.	30,461	29,801
Notes payable to Airbus for deferrable predelivery payments, due upon delivery of aircraft with interest at 6.5%	—	19,000
6% Convertible Senior notes – due 2034	—	125,000

Total	142,898	283,052
Less: Current Portion	8,927	37,604

	$133,971	$245,448

          In February 2004, the Company sold $125 million of Convertible Senior Notes (“Notes”). The Notes have an interest rate of 6% and are convertible into FLYi, Inc. common stock at a conversion rate of 90.2690 shares per $1,000 principal amount of the Notes (a conversion price of approximately $11.08) once the Company’s common stock share price reaches 120% of the conversion price or $13.30. The Notes mature in 2034 and interest is payable semi-annually beginning August 15, 2004. The Company may redeem the Notes either in whole or in part beginning 2007 at the redemption price, plus accrued and unpaid interest and liquidated damages, if any. The holders may require the Company to repurchase the Notes on February 15 of 2009, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any. In connection with this sale, the Company granted the initial purchaser an option to purchase, on or before March 22, 2004, up to an additional $25 million principal amount of the Notes. The Company and the initial purchaser agreed to extend the option exercise period through April 19, 2004. The initial purchaser did not exercise the option to purchase these additional notes. The Company filed a registration statement with the U.S. Securities and Exchange Commission on May 24, 2004 to register the resale of the Notes and the sale of the shares of the Company’s Common Stock issuable upon conversion of the Notes. This registration statement, as amended, was declared effective on July 2, 2004.

          In April 2004, the Company finalized the purchase agreement for the previously announced firm order of 15 Airbus single aisle aircraft. The agreement specifies Airbus will allow the Company to defer a portion of the predelivery payments for each aircraft as part of a financing arrangement with the manufacturer. The portion of the deferred predelivery payment is payable upon delivery of the aircraft plus accrued interest at an interest rate of 6.5%. Delivery of the purchased aircraft will begin in July 2005.

4. INCOME TAXES

          The Company’s net loss for the second quarter 2004 and the six months ended June 30, 2004 reflect a benefit from income taxes of approximately 38.3% and 38.2% respectively, as compared to income tax expense of 41.0% for the three and six months ended June 30, 2003. The Company will realize this tax benefit as a carry back of net operating losses against taxes paid for the 2002 and 2003 tax years. The Company estimates that the total amount of its two year tax carry-back may be exhausted by the projected losses to be incurred for the remainder of 2004. The ability to record a tax benefit from future losses once the carry-back amount is exhausted will depend on the Company being able to generate taxable income in the future periods.

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

Three months ended June 30,
(in thousands)	2003	2004
Income (loss) (basic and diluted)	$45,735	$(27,076)

Weighted average shares outstanding (basic)	45,247	45,334
Incremental shares related to stock options	97	—

Weighted average shares outstanding (diluted)	45,344	45,334

Number of antidilutive options outstanding	4,406	5,925

Six months ended June 30,
(in thousands)	2003	2004
Income (basic and diluted)	$47,730	$(23,452)

Weighted average shares outstanding (basic)	45,236	45,334
Incremental shares related to stock options	98	—

Weighted average shares outstanding (diluted)	45,334	45,334

Number of antidilutive options outstanding	4,459	5,687

6. COMPREHENSIVE INCOME

          Comprehensive income includes changes in the unrealized gains and losses on available-for-sale securities. The following statements present comprehensive income for:

Three months ended June 30,
(in thousands)	2003	2004
Net income (loss)	$45,735	$(27,076)
Other comprehensive income - net change in unrealized gain/loss on available-for-sale securities	(5)	(163)

Comprehensive income (loss)	$45,730	$(27,239)

Six months ended June 30,
(in thousands)	2003	2004
Net income (loss)	$47,730	$(23,452)
Other comprehensive income - net change in unrealized gain/loss on available-for-sale securities	3	(153)

Comprehensive income (loss)	$47,733	$(23,605)

7. SUPPLEMENTAL CASH FLOW INFORMATION

Six months ended June 30,
(in thousands)	2003	2004
Cash paid during the period for:
Interest	$2,022	$3,833
Income taxes	435	5,148
Non-cash transactions
Purchase of aircraft	52,577	—
Financed aircraft deposits	—	19,000

8. AIRCRAFT EARLY RETIREMENT CHARGE

          The Company is utilizing an all jet fleet with its operations as an independent low-fare carrier. Therefore, the British Aerospace Jetstream (“J-41s”) turboprops currently operated by the Company in its United Express operations will be retired upon their exit from the United Express program. As the aircraft exit the United Express program, the Company records a charge for the retirement of leased aircraft.

          The Company retired thirteen J-41s during the second quarter 2004, ten of which were leased. The Company recorded an aircraft early retirement charge of $21.9 million (pre-tax) and $28.6 million (pre-tax) for the three months and six months ended June 30, 2004, respectively. The estimated charge relates to the retirement of ten leased J-41s in the second quarter and a total of thirteen leased J-41s (includes three leased J-41s retired in first quarter) for the six months ended June 30, 2004. The estimated early retirement charge in the second quarter assumes remarketing income of $3.2 million (pre-tax) over the remaining terms of the leases based on current market conditions for subleasing transactions of J-41s. The Company plans to actively remarket these J-41s through subleasing of the aircraft. As of June 30, 2004, the Company has written down the book value of its five owned J-41s to current estimated fair market value.

          The last nine remaining J-41s (five scheduled and four spares) will be retired in the third quarter 2004. The Company estimates that it will expense approximately $21 million (pre-tax) relating to the remaining eight leased J-41s as these aircraft are retired in August 2004. The remaining owned aircraft has already been written down to estimated fair market value.

          As of June 30, 2004, the Company had net liabilities of $42.4 million accrued for the seventeen leased J-41 aircraft that have been early retired and placed in long term storage. The Company will make adjustments to the estimated accrued liabilities as deemed necessary based on its ability to remarket the aircraft. Any sales arrangements involving leased aircraft may require the Company to make payments to the lessor to cover shortfalls between sale prices and lease stipulated loss values. Any sales involving owned aircraft that were originally financed through the Equipment Notes associated with Pass Through Trust Certificates, due January 1, 2008 and January 1, 2010, will require payment of the unpaid principal balance and accrued interest, if any, plus a make-whole premium as stipulated in the agreements.

          During the second quarter of 2003, the Company reversed a portion of the J-41 charge previously taken by recording a $34.6 million (pre-tax) credit to income due to delays in the Company’s retirement schedule for its J-41 turboprop fleet as a result of uncertainty over the Company’s contractual relationship with United. As of June 30, 2003, the Company had liabilities of $11.9 million accrued for the two J-41 aircraft that had been early retired and placed in long-term storage.

          Changes in the aircraft early retirement charge liability for the six months ending June 30, 2003 and June 30, 2004, respectively, are as follows:

(in thousands)	2003	2004
Beginning balance as of January 1	$46,468	$17,979
Estimated charge for aircraft early retirement (excludes the write-off of deferred credits of $463 in 2004)	—	29,081
Reversal of estimated charge for aircraft early retirement	(34,586)	—
Prepaid lease payments applied to liability	—	(2,058)
Accretion of interest	—	415
Cash payments	—	(2,990)

Balance as of June 30	$11,882	$42,427

9. AIRCRAFT IMPAIRMENT

          In April 2004, the Company received formal notification from Delta Air Lines that it will end its fee-per-block hour agreement with the Company by invoking its right under the Delta Connection Agreement to terminate without cause upon 180 days notice. The cancellation of the contract triggered the assessment of the owned assets utilized in the Delta program under the requirements of Statement of Financial Accounting Standards No. 144. The Company operates one owned Fairchild Dornier 328 regional jet (“328JET”) in the Delta Connection operation. The Company recognized an impairment charge of $3.2 million in the second quarter 2004 for the owned 328JET to record the aircraft at estimated fair market value. The Company intends to remarket this owned aircraft after it has been taken out of service from the Company’s Delta Connection operation.

10. COMMITMENTS AND CONTINGENCIES

Restricted Cash

          On July 31, 2003, the Company entered into a new agreement with Wachovia that replaced a previous line of credit. This new agreement, which has no expiration date, provides for the issuance of letters of credit, and is collateralized by certificates of deposit. Under this agreement, the Company has $16.4 million on deposit with Wachovia as collateral for letters of credit issued on behalf of the Company as of June 30, 2004.

          On January 9, 2004, the Company posted a $10.0 million cash bond with regard to a preliminary injunction enjoining Mesa Air Group, Inc. (“Mesa”) from proceeding with its consent solicitation or exchange offer announced in October 2003. The bond was posted as required by the United States District Court of the District of Columbia’s order dated December 30, 2003. At the District Court’s direction, the cash bond was placed in an interest bearing account invested in U.S. Treasury Bills. During May 2004, the US District Court released the cash bond to the Company in connection with the Company’s settlement of the Mesa litigation.

          In connection with its independent low-fare operations, the Company began selling low-fare tickets to the public in May 2004. A percentage of payments received from passengers for future travel using Visa or Mastercard are placed in an interest bearing escrow account with the

Company’s bankcard processor and are recorded under “Air traffic liability.” The monies are released from the escrow account to the Company as the passengers’ travel commences and at June 30, 2004 $6.0 million was held in escrow for the Company.

Aircraft

          During the second quarter of 2003, the Company entered into an agreement with Bombardier to amend its aircraft purchase agreement. Under the revised agreement, the Company had future commitments for six Canadair Regional Jets (“CRJs”) to be delivered in late 2004 and an additional 28 CRJs to be delivered in 2005. These commitments are subject to certain conditions that, unless waived by the Company, will not be satisfied as a result of United’s rejection of the United Express agreement. In the event the Company does not waive these conditions by April 2005, deposits and progress payments currently held by Bombardier will be used to repay any outstanding debt owed to Bombardier on the two CRJs delivered in October 2003 and thereafter any remaining balance will be converted into credit memoranda which may be applied to the purchase of other aircraft, goods or services from Bombardier. Currently, the Company has $38.8 million on deposit with Bombardier for aircraft orders and has outstanding debt owed to Bombardier, resulting from the financing of the two CRJs delivered in October 2003, of $29.8 million. As the Company anticipates applying the deposits and progress payments currently held by Bombardier to the outstanding debt balance in April 2005, the entire outstanding debt balance is classified as a current liability. Approximately $28.7 million in deposits and progress payments will be used to repay the debt as of April 2005 and has been included in Other Current Assets.

          In November 2003, the Company entered into a binding memorandum of understanding with Airbus for a firm order of ten A319 aircraft and five A320 aircraft. In April 2004, the Company finalized the purchase agreement with Airbus. The order for five Airbus A320 aircraft is convertible into an order for five A319 aircraft at the option of the Company. The manufacturer has committed to provide financing for the purchase of these aircraft; however, the Company will pursue financing from third parties through leveraged lease arrangements or through long-term debt, depending on market conditions at the time.

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

          In April 2004, the Company entered into lease agreements for two additional Airbus A319 aircraft with initial lease terms of 12 years.

          The Company has exercised its right to require Delta to assume the leases on up to 30 of the 33 328JETs used in the Delta program. The Company is currently negotiating with Delta to transition these aircraft and anticipates that it would assign the leases related to and transfer operation of the 328JET aircraft to Delta or another company selected by Delta pursuant to a transition agreement. Initial discussions would have one 328JET transition in August, two 328JETs transfer in September, seven 328JETs in October, and the remaining 20 on November 2, 2004, at which time the Company’s Delta Connection Operations would terminate. In addition, the Company may not be able to extinguish its obligation under the leases for these aircraft if Delta or Delta’s assignee fails to meet certain financial conditions under the applicable leases at the time Delta becomes obligated to assume the leases, in which case the Company would remain obligated under the lease agreements should Delta or its assignee default at any time prior to the lease expirations. The Company anticipates that Delta will not be able to meet those conditions. If Delta files for bankruptcy, it could seek to reject its obligation to assume the leases under the Delta Agreement or, depending on the timing of any such filing, to reject its obligation under any aircraft leases assigned or sub-assigned to it.

          The Company and United had agreed on rates for 2004 that included payment by United of $3.0 million at the beginning of each month. This agreement has been approved by the bankruptcy court overseeing the United case. The transition agreement negotiated between the Company and United and also approved by the bankruptcy court did not change the language on the $3.0 million monthly payment. United has decided to prorate the payment of the $3.0 million during the transition months based on the number of flights being transitioned. For June 2004, United withheld payment of approximately $1.1 million. The Company disagrees with United’s position on this matter and has filed a motion with the bankruptcy court seeking the full $3 million payment from United. The Company has not recorded this amount as revenue pending the outcome of its lawsuit. The Company anticipates that the amount in dispute will increase to approximately $5.9 million in total as the result of United withholding July and August amounts.

11. SUBSEQUENT EVENTS

          In July 2004, the Company exercised an option under the purchase agreement with Airbus for the acquisition of on additional A319 aircraft to be delivered in March 2006.

          In July 2004, the Company announced that, prior to the opening of trading on August 4, 2004, the Company would change the name of its corporate parent and stock ticker symbol to reflect its newly-premiered Independence Air brand name. Atlantic Coast Airlines Holdings, Inc. was renamed FLYi, Inc. and its symbol on the NASDAQ National Market was changed from ACAI to FLYI, mirroring the Independence Air web address www.FLYi.com.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

          This Quarterly Report on Form 10-Q contains forward-looking statements and information that is based on management’s current expectations as of the date of this document. When used herein, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Such risks and uncertainties include, among others: the ability of the Company to implement its transition out of the United Express and Delta Connection programs; the ability to effectively implement its low-fare business strategy utilizing regional jets and Airbus aircraft, and to compete effectively as a low-fare carrier, including passenger response to the Company’s new service, and the response of competitors with respect to service levels and fares in markets served by the Company; the effects of high fuel prices on the Company; the ability of government agencies involved in airport operations to handle the increased number of flights and passengers anticipated at Washington Dulles without interference with airline operations; the ability to complete the acquisition of, obtain certification for, and secure financing of, its Airbus aircraft, and to successfully integrate these aircraft into its fleet; the ability to implement its assignment to Delta or others the leases of the 328JET aircraft currently used in the Company’s Delta Connection operations; the possibility that the Company will remain obligated under the leases for 328JET aircraft currently used in the Delta Connection operations anticipated to be assigned to Delta, and would be obligated to fulfill these obligations should Delta default at any time prior to the expiration of the leases; unexpected costs or procedural complications arising from the insolvency of Fairchild Dornier GmbH, the manufacturer and equity owner of the 328JETs; the ability to successfully remarket the J-41 aircraft; the ability to successfully hire and train employees in sufficient numbers to implement the transition; the ability to reach agreement with AMFA and AFA-CWA on mutually satisfactory contracts; and general economic and industry conditions, any of which may impact the Company, its aircraft manufacturers and its other suppliers in ways that the Company is not currently able to predict. Certain of these and other risk factors are more fully disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and under “Risk Factors,” below. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

Overview

          ACA operates under a code-share agreement as a Delta Connection carrier with Delta Air Lines, Inc. (“Delta”), has operated under a code-share agreement as a United Express carrier with United Airlines, Inc. (“United”) through August 3, 2004 and has operated since June 16, 2004 as an independent low-fare airline doing business as Independence Air. On April 6, 2004, the Company announced it had received formal notification from Delta that Delta will end its fee-per-block hour agreement with ACA by invoking its right under the Delta Connection Agreement to terminate without cause upon 180 days notice. Based on discussions with Delta, the Company anticipates that service as a Delta Connection carrier will be terminated in November 2004.

          On April 5, 2004 the Company announced it had reached an agreement with United providing for a transition schedule and exit plan for the Company’s United Express aircraft and related operations as a result of United’s decision to reject its code share agreement with ACA. As part of the transition out of the United Express program, the Company transitioned ground operations at several outstations beginning in April 2004. The agreement was approved by the bankruptcy court overseeing United’s bankruptcy on April 16, 2004. The aircraft transition began on June 4, 2004 and was completed on August 4, 2004. On June 3, 2004, 30 CRJs and 17 J-41s were removed from United Express service. On July 6th, an additional 30 CRJs were removed from United Express Service. The remaining 26 CRJs and 5 scheduled J-41s were removed from United Express service on August 4, 2004. These transitions reduced the revenues collected from United for fee-per-departure income and from other United partners for ground handling services that the Company had provided. Consistent with the terms of the transition agreement, United rejected in bankruptcy the Company’s code share agreement as of August 4, 2004.

          As the CRJs come out of service with United, they undergo a complete interior upgrade—including the installation of new leather slimline seating—as well as a complete exterior conversion to the new Independence Air logo and colors. The J-41s are being early retired and placed in storage while the Company seeks to remarket or sublease them. Independence Air operations commenced on June 16th. The inaugural Independence Air flights operated to five destinations from the Washington Dulles International Airport (“Washington Dulles”) hub with more cities added throughout June, July, August and September.

          The transition out of the United Express program to Independence Air operations results in lost aircraft days for each aircraft from the time they leave United Express service until the time they begin Independence Air service. The Company will continue to experience this loss of revenue for aircraft out of service during the third quarter. During this period, the Company continues to incur costs such as aircraft rental, depreciation on owned aircraft, crew costs and hull insurance while those aircraft are generating no revenue. In addition, the commencement and ramp-up of Independence Air service results in the Company’s passenger revenue being dependent upon the pace and success of ticket sales for the Company’s Independence Air operations, in contrast to the fixed fee-per-departure or block-hour revenue model of the Company’s United Express and Delta Connection operations. These changes in the Company’s business model affect the comparability of period-to-period financial results.

          During the second quarter 2004, the Company derived approximately 80.0% of its passenger revenue from its United Express operations, 19.0% from its Delta Connection operations, and 1.0% from its Independence Air operation. Year to date, United Express operations accounted for 81.7% of passenger revenues, Delta Connection operations 17.8%, and Independence Air operations 0.5%. For the full year 2003, 83.2% of passenger revenues came from the United Express operation and 16.8% came from the Delta Connection operation.

Second Quarter Operating Statistics

			(Decrease)
Three months ended June 30,	2003	2004	Increase
Revenue passengers carried	2,181,332	1,977,751	(9.3%)
Revenue passenger miles (“RPMs”) (000’s)	854,915	776,735	(9.1%)
Available seat miles (“ASMs”) (000’s)	1,135,166	1,051,347	(7.4%)
Passenger load factor	75.3%	73.9%	(1.4 pts)
Revenue per ASM (cents)	19.7	18.0	(8.6%)
Cost per ASM (cents)	13.2	22.0	66.7%
Cost per ASM (cents), adjusted [1]	16.3	19.9	22.1%
Average passenger segment (miles)	392	393	0.3%
Revenue departures (completed)	73,249	65,823	(10.1%)
Total block hours	103,494	94,469	(8.7%)
Aircraft utilization (block hours)	7.9	7.5	(5.1%)
Average cost per gallon of fuel (cents)	103.6	131.7	27.1%
Aircraft in service (end of period)	148	129	(12.8%)
Revenue per departure	$3,054	$2,882	(5.6%)

1“Cost per ASM (cents), adjusted” excludes an aircraft early retirement charge of $21.9 million in 2004 and a reversal of charges of $34.6 million in 2003. See “Operating Expenses,” below.

Comparison of three months ended June 30, 2004, to three months ended June 30, 2003.

Results of Operations

     General

          The net loss in the second quarter was $27.1 million, or ($.60) per share on a diluted basis compared to net income of $45.7 million or $1.01 per share on a diluted basis for the same period last year. Several factors contributing to the net loss incurred in the second quarter of 2004 are: 1) reduced revenue from the United Express program, 2) costs associated with implementation of Independence Air operations, 3) a charge for early retirement of J-41s from the United Express program, 4) impairment of the owned 328JET utilized in the Delta Connection program, 5) interest expense related to the issuance of $125.0 million convertible notes, and 6) a reserve for contingencies relating to a possible fine proposed by the FAA and a grievance filed under one of the Company’s labor agreements. Further discussion of these factors is provided below.

          During the second quarter, the Company early retired 13 of the 17 J-41s removed from the United program. The four aircraft not retired were used as maintenance spares for the United program until the final transition date of August 4, 2004. The Company incurred a charge of $21.9 million ($13.5 million net of tax) in the second quarter 2004 for the 13 retired aircraft compared to a reversal of previously recorded charges for the early retirement of aircraft of $34.6 million ($20.4 million net of tax) in the second quarter 2003.

     Operating Revenues

          Passenger revenues decreased 15.2% to $189.7 million for the three months ended June 30, 2004 from $223.7 million for the three months ended June 30, 2003. Passenger revenues decreased in the second quarter of 2004 due to the removal of 30 CRJs and 17 J-41s from the United program on June 3, 2004, the retirement of eight J-41s prior to March 31, 2004, and the transition of the Company’s revenue base from a fee-per-departure model to one dependent on Independence Air ticket sales. In addition, for June 2004 United paid the Company approximately $1.1 million less than the Company believes is due it under its transition agreement with United. Further discussion over this dispute is provided in the “Recent Developments and Outlook” section.

          In 2003, the Company agreed to rate adjustments with its code share partners subsequent to the first quarter. The rate adjustments were retroactively applied to first quarter 2003 departures; therefore, an additional $12.3 million of passenger revenue was recorded in the second quarter of 2003 related to first quarter departures.

          Other revenue decreased 77.2% to $0.8 million compared to $3.4 million for the same period last year. The decrease is primarily the result of the expiration of the Company’s final charter contract at the end of April 2004. The Company has chosen to not pursue additional charter business. Also, the transition of ground handling services provided to other United code share partners substantially decreased revenue as the Company completed transitioning ground handling at all outstations to other United code share partners in the second quarter of 2004.

     Operating Expenses

          A summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended June 30, 2003, and 2004 is as follows:

	Three Months ended June 30,
	2003		2004
	Percent of	Cost	Percent of	Cost
	Operating	Per ASM	Operating	Per ASM
	Revenues	(cents)	Revenues	(cents)
Salaries and related costs	23.6%	4.7	28.1%	5.1
Aircraft fuel	14.3%	2.9	20.5%	3.7
Aircraft maintenance and materials	9.0%	1.8	12.1%	2.2
Aircraft rentals	14.2%	2.9	16.4%	3.0
Sales and marketing	2.6%	0.5	9.3%	1.7
Facility rents and landing fees	5.6%	1.1	6.6%	1.2
Depreciation and amortization	3.1%	0.6	5.5%	1.0
Other	8.8%	1.8	11.6%	2.1
Aircraft early retirement charge	(15.2%)	(3.1)	11.5%	2.0

Total	66.0%	13.2	121.6%	22.0

          Total operating expenses increased 54.4% to $231.5 million for the quarter ended June 30, 2004 compared to $149.9 million for the quarter ended June 30, 2003. The primary cause of the increase in operating expenses was an aircraft early retirement charge of $21.9 million in the second quarter 2004 compared to a $34.6 million reversal of charges in the second quarter 2003, a substantial increase in the average cost per gallon for fuel, an impairment charge of $3.2 million included in deprecation and amortization, and implementation and sales and marketing costs for Independence Air.

          The transition of CRJs out of the United Express program and the removal of 17 J-41s during the second quarter resulted in a 7.4% decrease in available seat miles (“ASMs”) for the second quarter. Changes in relative costs per ASM that are not primarily attributable to the changes in capacity are as follows:

          The cost per ASM of aircraft fuel increased to 3.7 cents in the second quarter of 2004 compared to 2.9 cents in the second quarter of 2003. The increase is primarily a result of a 26.9% increase in the average cost per gallon of fuel to $1.32 in the second quarter of 2004 from $1.04 in the second quarter of 2003. Under the terms of the Company’s agreements with United and Delta, those parties had the risks and benefits of changes in fuel prices, and the Company was not exposed to fluctuations in fuel prices. The Company bears the exposure to increases in fuel prices in its Independence Air operations, and during the second quarter 2004 had no fuel hedges in place to mitigate that exposure.

          The cost per ASM of maintenance increased 22.2% due primarily to the expiration of warranties on the CRJ fleet, painting costs of $1.0 million that were expensed for livery changes to Independence Air on the CRJ aircraft, and a reduction in the value of the J-41 expendable parts of approximately $0.4 million.

          The increased cost per ASM of aircraft rental resulting from the decrease in ASMs was offset in part by the decrease of rental expense for J-41s which have been included in the aircraft early retirement charge.

          The cost per ASM of sales and marketing increased 240.0% due primarily to initiation of a marketing program to advertise the launch of Independence Air. The costs include $12.1 million for direct advertising via print, television, and radio media and strategic partnerships with local companies in the Washington D.C. metropolitan area. Additional costs incurred that were not incurred in the previous year included implementation of a web-based reservation center and implementation of an in-house and outsourced call center for reservations and customer assistance. The increase in costs related to the marketing of the Independence Air brand is partially offset by decreases in computer reservation fees, which are expensed as incurred, for future flights related to United passengers since the Company will no longer provide services as a United Express code share partner after August 3, 2004.

          Cost per ASM of facility rents and landing fees increased slightly to 1.2 cents in the second quarter of 2004 from 1.1 cents for the second quarter of 2003. The increase is primarily the result of increases in landing fees charged by airports in the current year and an increase in the number of CRJs used in the United and Independence Air program as CRJs have a higher landing fee rate than J-41s.

          The cost per ASM of depreciation and amortization increased 66.7% due primarily to a $3.2 million impairment loss recognized by the Company in conjunction with the one owned 328JET operated in the Delta Connection program due to Delta’s notice in April 2004 that it will end the Delta Connection agreement, therefore, triggering an assessment of owned assets related to the Delta program in accordance with SFAS 144. An impairment loss to adjust the basis of the owned aircraft to its estimated fair market value was recorded as the carrying value exceeded the undiscounted cash flows of the owned aircraft.

          The cost per ASM of other operating expenses increased to 2.1 cents in the second quarter of 2004 from 1.8 cents in the second quarter of 2003. In absolute dollars, other operating expenses increased 9.3% to $22.0 million in the second quarter of 2004 from $20.1 million in the second quarter of 2003. The increased costs were primarily the result of Independence Air implementation costs for consulting and legal fees and, to a lesser extent, the increase in the contingency accrual for a potential FAA fine proposed in June 2004 and a grievance filed under one of the Company’s labor agreements.

          The cost per ASM of aircraft early retirement charges increased to 2.0 cents in the second quarter of 2004. This increase was due to the retirement of ten leased J-41 aircrafts from the United Express program in second quarter 2004 compared to a reversal of $34.6 million of aircraft early retirement charges recorded in second quarter 2003. The reversal was due to the delay in the retirement plan of the J-41 aircrafts from the United Express program for charges recognized in fiscal years 2001 and 2002.

     Other income (expense)

          Interest income increased 439.6% or $1.1 million to $1.3 million in the second quarter of 2004 from $0.3 million in the second quarter of 2003. The increase is primarily attributable to higher cash and short-term investment balances and the capitalization of interest of $0.4 million related to the progress payments to Airbus for the purchase of 15 single-aisle aircraft. In addition, in the second quarter of 2003 the Company expensed $0.8 million of previously recorded capitalized interest related to aircraft deposits for CRJs that were originally to be delivered in 2004 and 2005, but that the Company had determined it did not anticipate would be acquired.

          Interest expense increased 209.4% or $2.8 million to $4.1 million in the second quarter of 2004 from $1.3 million in the second quarter of 2003. The increase reflects $1.9 million in interest expense related to $125.0 million in convertible notes issued in February 2004 with a 6% interest rate, and debt financing of six CRJs delivered in the second and fourth quarters of 2003.

Second Quarter Operating Statistics

			(Decrease)
Six months ended June 30,	2003	2004	Increase
Revenue passengers carried	4,103,941	3,859,553	(6.0%)
Revenue passenger miles (“RPMs”) (000’s)	1,600,999	1,514,643	(5.4%)
Available seat miles (“ASMs”) (000’s)	2,235,709	2,184,084	(2.3%)
Passenger load factor	71.6%	69.3%	(2.3	pts)
Revenue per ASM (cents)	18.9	18.3	(3.2%)
Cost per ASM (cents)	15.7	19.9	26.8%
Cost per ASM (cents), adjusted [1]	17.2	18.6	8.1%
Average passenger segment (miles)	390	392	0.5%
Revenue departures (completed)	145,268	135,606	(6.7%)
Total block hours	209,112	195,948	(6.3%)
Aircraft utilization (block hours)	8.1	7.7	(4.9%)
Average cost per gallon of fuel (cents)	116.1	127.9	10.2%
Aircraft in service (end of period)	148	129	(12.8%)
Revenue per departure	$2,907	$2,943	1.2%

1“Cost per ASM (cents), adjusted” excludes an aircraft early retirement charge of $28.6 million in 2004 and a reversal of charges of $34.6 million in 2003. See “Operating Expenses,” below.

Comparison of six months ended June 30, 2004, to six months ended June 30, 2003.

Results of Operations

     General

          The net loss for six months ended June 30, 2004, was $23.5 million, or $.52 per share on a diluted basis compared to net income of $47.7 million or $1.05 per share on a diluted basis for the same period last year. The same primary factors affecting the Company’s second quarter 2004 operations also impacted results for the first half of 2004.

          The Company retired 16 J-41s from the United program during the first half of 2004 of which 13 were leased and three were owned. The Company incurred a charge of $28.6 million ($17.7 million net of tax) for the 13 leased aircraft that were retired during the six months ended June 30, 2004 compared to a reversal of previously recorded charges for the early retirement of aircraft of $34.6 million ($20.4 million net of tax) for the six months ended June 30, 2003.

     Operating Revenues

          Passenger revenues decreased 5.5% to $399.1 million for the six months ended June 30, 2004 from $422.3 million for the six months ended June 30, 2003. Passenger revenues decreased primarily due to removing 30 CRJs and 17 J-41s from the United program on June 3, 2004, the retirement of eight J-41s prior to March 31, 2004, and the transition of the Company’s revenue base from a fee-per-departure model to one dependent on Independence Air ticket sales. Other factors that negatively impacted revenue for the first half of 2004 were decreases in departures resulting from aircraft utilization being lowered by United and the temporary grounding of the 328JETs for unscheduled engine maintenance in the first quarter of 2004.

          Other revenue decreased 62.4% to $3.4 million for the six months ended June 30, 2004, compared to $9.0 million for the same period last year. The decrease is primarily the result of decreased charter revenue from the Company’s charter operation as the Company’s final charter agreement expired in April 2004. Also, the transition of ground handling services provided to other United code share partners substantially decreased revenue as the Company completed transitioning ground handling at all outstations to other United code share partners in the first half of 2004.

     Operating Expenses

          A summary of operating expenses as a percentage of operating revenues and cost per ASM for the six months ended June 30, 2003, and 2004 is as follows:

	Six Months ended June 30,
	2003		2004
	Percent of	Cost	Percent of	Cost
	Operating	Per ASM	Operating	Per ASM
	Revenues	(cents)	Revenues	(cents)
Salaries and related costs	25.3%	4.9	26.7%	4.9
Aircraft fuel	16.8%	3.2	19.4%	3.6
Aircraft maintenance and materials	9.9%	1.9	11.0%	2.0
Aircraft rentals	14.9%	2.9	15.6%	2.9
Sales and marketing	2.8%	0.5	6.2%	1.1
Facility rents and landing fees	5.7%	1.1	6.4%	1.2
Depreciation and amortization	3.0%	0.6	4.4%	0.8
Other	10.8%	2.1	11.3%	2.1
Aircraft early retirement charge	(8.0%)	(1.5)	7.1%	1.3

Total	81.2%	15.7	108.1%	19.9

          Total operating expenses increased 24.3% to $435.3 million for the six months ended June 30, 2004 compared to $350.3 million for the six months ended June 30, 2003. The primary cause of the increase in operating expenses was an aircraft early retirement charge of $28.6 million recognized in the six months ended June 30, 2004 compared to a reversal of charges of $34.6 million recognized in the six months ended June 30, 2003, increase in fuel costs of $5.7 million, an increase in sales and marketing costs of $12.8 million related to the initiation of the Independence Air advertising campaign, and increase in depreciation and amortization of $3.2 million related to the impairment loss on one owned 328JET.

          The transition of CRJs out of the United Express program and the removal of J-41s during the first half of 2004 resulted in a 2.3% decrease in available seat miles (“ASMs”) for the six months ended June 30, 2004. Changes in relative costs per ASM that are not primarily attributable to the changes in capacity are as follows:

          The cost per ASM of aircraft fuel increased to 3.6 cents in the first half of 2004 compared to 3.2 cents in the first half of 2003. The increase is primarily a result of an increase in the average cost per gallon of fuel to $1.28 in the first half of 2004 from $1.16 in the first half of 2003. Under the terms of the Company’s agreements with United and Delta, those parties had the risks and benefits of changes in fuel prices and the Company was not exposed to fluctuations in fuel prices. The Company bears the exposure to increases in fuel prices in its Independence Air operations, and during the six months ended June 30, 2004 had no fuel hedges in place to mitigate that exposure.

          The cost per ASM of maintenance increased 5.3% due primarily to $1.0 million in painting costs related to the transition from United livery to Independence Air livery for the CRJs.

          The cost per ASM of sales and marketing increased 120.0% due primarily to the initiation of a marketing program designed to advertise the launch of services for Independence Air. The costs include $13.1 million for direct advertising via print, television, and radio media and strategic partnerships with local companies in the Washington D.C. metropolitan area. The increase in costs related to the marketing of the Independence Air brand is offset by decreases in reservation commissions, which are expensed as incurred, for future flights related to United passengers since the Company will no longer provide services as a United Express code share partner after August 3, 2004.

          Cost per ASM of facility rents and landing fees increased slightly to 1.2 cents in the first half of 2004 from 1.1 cents for the first half of 2003. The increase is primarily the result of increases in landing fees charged by airports in the current year and an increase in the number of CRJs used in the United and Independence Air programs as CRJs have a higher landing fee rate.

          The cost per ASM of other operating expenses was 2.1 cents in the first half of 2004 from 2.1 cents in the first half of 2003. In absolute dollars, other operating expenses decreased 2.4% to $45.4 million in the first half of 2004 from $46.5 million in the first half of 2003. The decreased costs were primarily the result of a $1.0 million payment to Delta to remove contractual restrictions on the use of the Company’s ACJet subsidiary and its operating certificate incurred in first quarter of 2003, a reduction in insurance costs of $2.1 million, a decrease of $0.9 million in ground handling services charged by other United code share partners as part of the transition, and a decrease in training costs of $2.3 million offset by an increase in legal costs of $1.0 million for the continuing litigation costs related to Mesa and approximately $4.0 million of professional costs related to the implementation of the Independence Air program.

          The cost per ASM of aircraft early retirement charges increased to 1.3 cents in the first half of 2004 due to the retirement of thirteen leased J-41 aircraft from the United Express program in the first half of 2004 compared to a reversal of $34.6 million of aircraft early retirement charges recorded in second quarter 2003. The reversal was due to the delay in the retirement plan of the J-41 aircrafts from the United Express program for charges recognized in fiscal years 2001 and 2002.

     Other income (expense)

          Interest income increased 77.7% or $0.9 million to $2.1 million in the first half of 2004 from $1.2 million in the first half of 2003. The increase is primarily attributable to higher cash and short-term investment balances and the capitalization of interest of $0.4 million related to the progress payments to Airbus for the purchase of 15 single-aisle aircraft.

          Interest expense increased 160.0% or $4.3 million to $7.0 million in the first half of 2004 from $2.7 million in the first half of 2003. The increase reflects $2.6 million in interest expense related to $125.0 million in convertible notes issued in February 2004 with a 6% interest rate, and debt financing of six CRJs delivered in the second and fourth quarters of 2003. In addition, the Company recorded accretion expense of $0.4 million related to the early retirement of J-41s retired in the second half of 2003 and first half of 2004.

Liquidity and Capital Resources

          As of June 30, 2004, the Company had cash, cash equivalents and short-term investments of $345.4 million and working capital of $349.4 million compared to $297.9 million and $270.8 million, respectively, as of December 31, 2003. The Company has $22.4 million of restricted cash as of June 30, 2004, a portion of which is restricted under the terms of a letter of credit agreement with Wachovia and the remainder of which are payments received from passengers for future travel that are placed in an interest bearing escrow account with U.S. Bank. During the first six months of 2004, cash and cash equivalents increased by $25.4 million, reflecting net cash used in operating activities of $18.6 million, net cash used in investing activities of $73.5 million and net cash provided by financing activities of $117.6 million. The $18.6 million net cash used in operating activities reflects the payment in January of approximately $99 million of lease payments for the Company’s regional jets. The Company has uneven semi-annual lease payments on its regional jets, with approximately 67% due in January and 23% due in July. The net cash provided by financing activities during the six months resulted primarily from the $125 million of proceeds from the issuance of long-term convertible debt.

     Capital Commitments and Off-Balance Sheet Arrangements

          In February 2004, the Company sold $125 million of Convertible Senior Notes (“Notes”). The Notes have an interest rate of 6% and are convertible into FLYi, Inc. common stock at a conversion rate of 90.2690 shares per $1,000 principal amount of the Notes (a conversion price of approximately $11.08) once the Company’s common stock share price reaches 120% of the conversion price or $13.30. The Notes mature in 2034 and interest is payable semi-annually beginning August 15, 2004. The Company may redeem the Notes either in whole or in part beginning 2007 at the redemption price, plus accrued and unpaid interest and liquidated damages, if any. The holders may require the Company to repurchase the Notes on February 15 of 2009, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any.

          The Company’s business is capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft. The Company has funded the acquisition of the majority of its aircraft by entering into off-balance sheet financing arrangements known as leveraged leases, in which third parties provide equity and debt financing to purchase the aircraft and simultaneously enter into long-term agreements to lease the aircraft to the Company. The Company executed lease agreements for ten Airbus A319 aircraft during the first quarter of 2004. In April 2004, the Company entered into two additional lease agreements for A319 aircraft with a third party leasing company. The leased aircraft will be delivered in April and May 2005 for initial lease terms of twelve years. The Company finalized the contract for its firm order of 15 Airbus single aisle aircraft in April 2004, and for one additional such aircraft in July 2004, all of which are to be delivered in 2005 and 2006. The purchase agreement requires the Company to make initial deposits and progress payments totaling $125.5 million. The manufacturer has committed to finance a portion of the progress payments and to provide backstop financing for up to 15 aircraft of up to 80% of the purchase price if the Company is unable to obtain third party financing.

          The following summarizes our principal contractual commitments as of June 30, 2004:

	Six Months
	ended
	Dec. 31,
(in millions)	2004	2005	2006	2007	2008	Thereafter	Total
Long term debt	$5.1	$52.7	$12.7	$8.4	$10.5	$193.7	$283.1
Capital lease obligations	.3	.5	.5	.3	.1	—	1.7
Guaranteed simulator usage commitments	.7	1.2	1.2	1.2	1.2	2.5	8.0
Operating lease commitments(1)	47.5	189.0	192.2	185.2	174.1	1,274.4	2,062.4
Aircraft purchase commitments (Airbus)	—	350.0	235.0	—	—	—	585.0
Aircraft purchase commitments (Bombardier)(2)	120.0	560.0	—	—	—	—	680.0
Other purchase commitments	5.3	2.2	1.3	.9	1.2	.9	11.8

Total contractual capital commitments	$178.9	$1,155.6	$442.9	$196.0	$187.1	$1,471.5	$3,632.0

1.	Includes estimated amounts to be due for the 12 Airbus narrowbody aircraft.

2.	These commitments are for 34 CRJ aircraft which are subject to certain conditions that, unless waived by the Company, will not be satisfied unless the Company has an agreement with United to operate these aircraft in the United Express program.

     Capital Equipment and Debt Service

          Capital expenditures for the first half of 2004 were $12.8 million, compared to $70.1 million for the same period in 2003. Capital expenditures in the first half of 2004 consisted primarily of assets to be utilized in Independence Air service, including computer hardware and software related to the implementation of a reservation system, leasehold improvement to the gate and ticket counter space at Washington Dulles and other outstations, and aircraft modifications and betterments for the renovation of the CRJs from the United Express program to the Company’s Independence Air operations. Capital expenditures also included the purchase of rotable spare parts for regional jets, and vehicles and ground service equipment. Capital expenditures in the first half of 2003 included the purchase of six CRJ aircraft, four of which were 80% debt financed by EDC with the remaining amounts being funded through non-traditional financing.

          For the remainder of 2004, excluding aircraft, the Company anticipates spending approximately $47.7 million for rotable spare parts related to the regional jets and Airbus single aisle aircraft, ground service equipment, facilities improvement and build-outs related to Independence Air, and computers and software for the Company’s new reservation system.

          Debt service including capital leases for the six months ended June 30, 2004 was $4.0 million compared to $2.6 million in the same period of 2003.

          The Company’s launch of Independence Air operations has and will continue to require significant capital commitments to establish the infrastructure required for operations, to establish station operations at new locations, to brand and market the new operations, to acquire and finance additional aircraft, and to fund the Company’s operations during the interruption of service and following the commencement of service as it transitions out of the United Express and Delta Connection programs. The Company expects to expend and commit significant amounts in the remainder of 2004 as it continues to implement the Independence Air business plan. The Company believes that its cash balances and cash flow from operations together with operating lease financing and other available equipment financing will be sufficient to enable the Company to meet its working capital needs, expected operating lease financing commitments, other capital expenditures, and debt service requirements for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. Future events could affect the industry or the Company in ways that are not presently anticipated that could adversely affect the Company’s liquidity. The Company will continue to evaluate opportunities to obtain credit facilities from lenders, finance or refinance its assets, and/or restructure its obligations for strategic reasons or to further strengthen its financial position.

Recent Developments and Outlook

          This outlook section contains forward-looking statements, which are subject to the risks and uncertainties set forth above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements” and “— Risk Factors” below, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     United Express Operations

          The Company and United had agreed on rates for 2004 that included payment by United of $3.0 million at the beginning of each month. This agreement was approved by the bankruptcy court overseeing the United case. The transition agreement negotiated between the Company and United and also approved by the bankruptcy court did not change the language on the $3.0 million monthly payment. United has decided to prorate the payment of the $3.0 million during the transition months based on the number of flights being transitioned, and withheld payment of approximately $1.1 million for June 2004. The Company disagrees with United’s position on this matter and has filed a motion with the bankruptcy court seeking the full $3 million payment from United. The Company has not recorded this amount as revenue pending the outcome of its motion. The Company anticipates that the amount in dispute will increase to approximately $5.9 in total as the result of United withholding July and August amounts.

     Delta Connection Operations

          On April 6, 2004, the Company announced it had received formal notification from Delta that Delta will end its fee-per-block hour agreement with ACA by invoking its right under the Delta Connection Agreement to terminate without cause upon 180 days notice. In connection with the transition of ACA out of the Delta program, in July 2004 Delta consolidated the entire ACA/Delta Connection operation in Cincinnati by moving ten 328JET aircraft previously flown by ACA at Delta’s Boston hub to Cincinnati, as well as discontinuing ACA flights from New York.

          The Company has exercised its right to require Delta to assume the leases on up to 30 of the 33 328JETs used in the Delta program. The Company is currently negotiating with Delta to transition these aircraft and anticipates that it would assign the leases related to and transfer operation of the 328JET aircraft to Delta or another company selected by Delta pursuant to a transition agreement. Initial discussions would have one 328JET transition in August, two 328JETs transfer in September, seven 328JETs in October, and the remaining 20 on November 2, 2004, at which time the Company’s Delta Connection Operations would terminate. Based on this schedule, the Company anticipates it will have to furlough flight crews until additional Airbus single aisle aircraft are delivered. In addition, the Company may not be able to extinguish its obligation under the leases for these aircraft if Delta or Delta’s assignee fails to meet certain financial conditions under the applicable leases at the time Delta becomes obligated to assume the leases, in which case the Company would remain obligated under the lease agreements should Delta or its assignee default at any time prior to the lease expirations. The Company anticipates that Delta will not be able to meet those financial conditions. If Delta files for bankruptcy, it could seek to reject its obligation to assume the leases under the Delta Agreement or, depending on the timing of any such filing, to reject its obligation under any aircraft leases assigned or sub-assigned to it. Since the Company does not plan to operate the 328JET after the termination of the Delta Connection agreement, it will also be responsible for the remarketing of the two leased and one owned 328JET aircraft that it does not have a right to require Delta to assume. If the Company is unable to remarket the aircraft on terms equal to its current lease liability, the Company may determine it necessary to take an early retirement charge for the two leased 328JETs. Based on current estimates of fair market value for 328JETs, the Company recorded a $3.2 million write-down of the carrying value of its one owned 328JET. As part of the transition plan, the Company is negotiating with Delta on the sale of the spare parts inventory, tooling and ground equipment used to support the 328JET. Additional charges and/or write-down of asset values could occur depending on the final negotiated transition agreement with Delta, and the Company may incur additional one-time costs in connection with the termination of the Delta relationship.

     Independence Air Operations

          The Company began operation of the low-fare airline, Independence Air, on June 16, 2004. The inaugural Independence Air flights served five markets from Washington Dulles with more added as the CRJ aircraft completed their interior and exterior conversion to the Independence Air standard. Once the transition of aircraft into Independence Air service is complete, the Company expects it will offer roughly 300 week day departures at Washington Dulles, making it the largest low-fare hub operation by a single carrier in the U.S. on the basis of daily departures.

          In April 2004, the Company also announced that it had finalized its purchase agreement with Airbus for the previously announced acquisition of 15 single aisle aircraft and that it had agreed to lease an additional two Airbus 319 aircraft from other parties. In July 2004, the Company exercised an option to purchase one additional A319 aircraft from Airbus, bringing the total number of Airbus A319 single aisle aircraft to be delivered to 28, of which 16 will be purchased from Airbus and 12 will be leased from other parties. The Company intends to operate its Airbus single aisle aircraft in larger, long and short-haul markets in which the Company will seek to take advantage of the low cost per seat mile of these aircraft, and will continue to operate its CRJ aircraft in short-haul markets with additional frequencies that will take advantage of the lower per-trip cost of this aircraft relative to larger aircraft.

          At the Company’s 2004 annual stockholder meeting held May 26, 2004, stockholders approved the proposal to change the name of the Company from Atlantic Coast Airlines Holdings, Inc. to FLYi, Inc. Prior to the opening of trading on August 4, 2004, the Company changed the name of its corporate parent and stock ticker symbol to reflect its newly-premiered Independence Air brand name. Atlantic Coast Airlines Holdings, Inc. became FLYi, Inc. and its symbol on the NASDAQ National Market was changed from ACAI to FLYI, mirroring the Independence Air web address www.FLYi.com. The operating entity will continue to operate as Atlantic Coast Airlines through the wind-down of its Delta Connection operations, at which time it will be merged into Independence Air, Inc., a wholly owned Delaware subsidiary, and the Company’s FAA operating certificate will be amended to reflect that identity.

          The Company expects the airline industry in the United States to be characterized by intense and vigorous competition. The Company is currently experiencing significant competition from United and US Airways as both defend their hubs in the Washington D.C. region, and from other carriers defending specific routes that are or will be served by Independence Air. In some instances carriers are implementing new service to compete with Independence Air. To date the Company’s revenues have most likely been negatively impacted by competition; however, the extent of that impact is difficult to evaluate or quantify due to the absence of a baseline from which to compare. In spite of this, Independence Air’s passenger growth has exceeded its capacity growth from June and July resulting in increasing load factors. Advance bookings to date suggest that similar results will occur in August. The Company continues to be confident that based on its hub, markets, fleet, low fares and superior customer service it is uniquely positioned to succeed and to prosper in the competitive airline industry.

          The Company believes that the operation of Washington Dulles by airport authorities is experiencing strains due to the increased flights offered by Independence Air along with continued operation by United of United Express service with a variety of other carriers, the increased passenger traffic generated by the additional flights and the anticipated attractiveness of the Company’s offer of lower fares, and the temporary shutdown of one of Washington Dulles’ runways for repairs. The Company has previously identified air traffic control and airport screening and security as matters of particular concern, and while these authorities’ response with respect to airport screening and operations has significantly improved those operations, the regulators’ ability to manage these operations and to manage air traffic control throughout the Northeast corridor may affect the Company’s operations. The Company continues to work with the applicable authorities, including the Metropolitan Washington Airport Authority, the Transportation Security

Administration, and the Federal Aviation Association, to assist them with planning for and handling the increased operations and passenger traffic.

          Air carrier operations at Chicago O’Hare International Airport (“O’Hare”) have increased as have the number of delayed flights. On August 4, 2004, the DOT and FAA conducted meetings with all carriers operating at O’Hare to seek agreements from them to reduce their operations and thereby alleviate the delays that have been experienced at the Airport. The Company participated in these meetings, and it is possible that its schedule of operations at O’Hare as Independence Air may have to be modified to meet the objective of the agencies to reduce airport delays. The authority used by the DOT and FAA to call these meetings can be used to address congestion at any airport determined by the Secretary of Transportation necessary to meet a serious transportation need and achieve a public benefit.

          The Company possesses all of the DOT and FAA authority necessary to conduct its current operations. In order to operate as an independent carrier the Company was required to receive a determination from the DOT that it continues to be fit to conduct such independent flight operations and to do so with larger aircraft than those it has operated in the past. By letter dated May 26, 2004, the DOT advised the Company that it found no reason to question the fitness of the Company to conduct independent operations and to do so with larger aircraft under its current certificate authority. Prior to the operation of the larger Airbus aircraft, the Company must receive various FAA approvals. FAA approval would be based on a determination that the Company has adequate training, maintenance and operating procedures necessary to conduct larger aircraft operations. The FAA approval process is ongoing and the Company believes it will be able to obtain all necessary FAA approvals in connection with the conduct of its operation of larger aircraft consistent with the plan for their introduction in the fleet.

          Recently, the FAA notified the Company of its proposal to assess a fine of $1.5 million against the Company for certain maintenance related practices. Specifically, the FAA has asserted that the Company failed to maintain its aircraft according to FAA-approved maintenance procedures; failed to have a properly functioning aircraft inspection program; and failed to keep appropriate maintenance records and as a result the Company operated certain aircraft when they were not in compliance with Federal Aviation Regulations. In an FAA press release dated June 7, 2004 announcing the proposed penalty, the FAA noted that the airline took immediate remedial action to comply with maintenance, inspection and record-keeping requirements of the FAA. The Company has exercised its right to request the FAA to use its standard informal settlement procedures and is currently in discussions with the FAA in an effort to resolve the issues raised by the agency in this matter. However the Company anticipates that it will have to pay a portion, if not all, of the penalty sought by the FAA. Related to this matter is the FAA’s prior notification to the Company that it needed to satisfy certain FAA concerns about its maintenance practices prior to adding additional aircraft to its operations. The Company has responded to the issues raised by the FAA and satisfied its concerns to the extent that the FAA permitted the Company to add two new CRJ aircraft to its operations effective October 28, 2003. The Company continues to work closely with the FAA and believes that it will be able to continue to assure the FAA that its maintenance tracking and related practices meet and exceed FAA requirements, without any interruption in its business plans.

          The Company and the Air Line Pilots Association (“ALPA”) have not been able to agree over the interpretation of the collective bargaining agreement with respect to the cancellation in March 2003 of certain pilot vacancies. In situations where the parties cannot agree on an interpretation of the labor agreement, either party has the right under the Railway Labor Act to ask that a neutral third party determine the correct interpretation. The third party’s decision is final and binding and resolves this dispute, and the parties will be required to perform in accordance with the decision and without any further rights. If ALPA’s position is upheld, the arbitrator will determine whether any amounts are owed by the Company.

          The Company’s collective bargaining agreement with the Aircraft Mechanics Fraternal Association (“AMFA”), which was ratified in June 1998, became amendable in June 2002, and its collective bargaining agreement with the Association of Flight Attendants – Communications Workers of America (“AFA-CWA”), which was ratified in October 1998, became amendable in October 2002. The Company is engaged in negotiations with AMFA and AFA-CWA regarding new agreements. The Company and AMFA agreed to apply jointly to the National Mediation Board for its mediation services to assist with the negotiations. This is a typical step in airline collective bargaining. The mediator has no authority to compel either party to agree to contractual terms; rather, his or her role is to assist the parties in finding mutually acceptable resolutions to the outstanding issues. The NMB has appointed a mediator to the negotiations and several meetings have been held with the mediator. There is no set timetable for how long the parties will remain in mediation.

          During the second quarter of 2004, operating expenses and capital expenditures were significantly impacted by increased expenditures resulting from the preparation for and the commencement of operations of Independence Air. The Company spent $12.1 million on advertising and marketing promotion expenses during the quarter to generate name and brand recognition of Independence Air and expects to continue to spend similar amounts for the remainder of 2004. The Company expensed $1.0 million related to the repainting of the first 30 CRJs and expects to incur $2.0 million more in repainting costs in the third quarter as the remaining CRJs transition out of the United Express program. The early retirement of the J-41 fleet upon their transition out of the United Express program resulted in the Company recording a $21.9 million pre-tax charge for the present value of the future rents due for thirteen leased J-41s, net of estimated remarket value for nine of the thirteen leased J-41s. The Company anticipates recording a $21 million pre-tax charge net of an estimated remarketing value in the third quarter as the last eight leased J-41’s exit from the United Express operation. Capital expenditures in the second quarter included $2.4 million for interior modification of the CRJs and $2.0 million for leasehold improvements to the regional terminal at Washington Dulles and the other airports being served by Independence Air. These capital costs will continue into the third quarter as the remaining aircraft and terminal modifications are completed. The Company may also incur unexpected expenses in connection with the termination of its United Express and/or Delta Connection code-share operations.

     The Company expects to incur operating losses for the third and fourth quarters of 2004 as it continues with the transition and start-up to Independence Air. The Company is now competing in a U.S. airline industry that continues to experience reductions in passenger yields, high insurance costs, high fuel costs, changing and increased government regulations and tightened credit markets as evidenced by higher credit spreads and reduced capacity. These factors are directly affecting the operations and financial condition of participants in the industry including the Company, its current code share partners, and aircraft manufacturers. In addition, the Company’s business strategy to compete as a low-fare airline places it in competition with other carriers that have established routes, greater financial resources and/or lower unit costs than the Company. Moreover, the ongoing losses incurred by the industry continue to raise substantial risks and uncertainties. These risks may impact the Company and aircraft manufacturers in ways that the Company is not currently able to predict. The Company’s past financial performance and operating results under its United Express and Delta Connection operations will have no effect and no bearing on the financial performance or operating results of Independence Air.

          The Company’s net loss for the second quarter 2004 and the six months ended June 30, 2004 reflect a benefit from income taxes of approximately 38.3% and 38.2% respectively. The Company will realize this tax benefit as a carry back of net operating losses against taxes paid for the 2002 and 2003 tax years. The Company estimates that the total amount of its two year tax carry-back may be exhausted by the projected losses to be incurred for the remainder of 2004. The ability to record a tax benefit from future losses once the carry-back amount is exhausted will depend on the Company being able to generate taxable income in the future periods.

RISK FACTORS

           The Company’s business is subject to numerous risks and uncertainties, as described below, in the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements” and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Risk Factors Affecting the Company’s Code-Share Operations

Substantially all of our revenue has been derived under contracts with marketing partners

          Prior to the launch of Independence Air, our flights operated exclusively under the United Express or Delta Connection brands. Those operations relied on United and Delta to provide numerous services such as reservations, ticketing, route planning, marketing, revenue management, revenue accounting, and, at certain stations, customer service and ground handling. Our revenue and operations have been reliant on the ability of these partners to manage their operations and cash flow. We have reached an agreement with United providing for a transition schedule and exit plan for all of our aircraft from the United Express operations as a result of United’s decision to reject its code share agreement with us, and we received formal notification from Delta that it will end its fee-per-block-hour code share agreement with us by invoking its right under that agreement to terminate without cause upon 180 days notice. In addition to charges arising from early retirement of our J-41 aircraft as they exit the United Express operations, we may also incur other costs or charges arising from United’s rejection of the United Express code-share agreement and Delta’s termination of the Delta Agreement. We intend to utilize the CRJs from our United Express operations and other assets to operate as Independence Air, an independent low-fare airline. Inaugural service on Independence Air commenced on June 16, 2004. There can be no assurance that our Independence Air operations will be able to generate the level of revenues or profits that we derived in the past under our code share agreements with United and Delta.

We have costs and possible exposure arising from the Fairchild Dornier 328 regional jet (“328JET”) and termination of our Delta Connection operations

          In April 2002, Fairchild Dornier GmbH (“Fairchild”), the manufacturer of the 32-seat 328JET, was placed under the supervision of a court-appointed interim trustee and in July 2002 Fairchild opened formal insolvency proceedings in Germany. Our costs to operate our current fleet of 33 328JETs increased in 2003 and may continue to increase in the future due to the expense of obtaining product support from third parties and due to the limited availability and increasing cost of spare parts. As a result of Fairchild’s bankruptcy and its failure to satisfy its obligations to us under the 328JET purchase agreement, we may continue to experience higher than expected or unexpected costs in our operations or may encounter consequences or risks for which we are not able to anticipate or plan. In addition, the Pratt & Whitney (“P&W”) PW306B engine that powers our fleet of 328JET aircraft has had unscheduled maintenance events to repair turbine blades that require the engine to be removed and sent to P&W for repairs. Because of the shortage of spare engines, we have had to temporarily ground several of our 328JET aircraft, resulting in their not being available under the Delta Connection program. While the cost of the engine repairs is covered under our maintenance agreement with P&W, a continued reduction in the number of planes we can operate under the Delta Connection program could impact our revenue and earnings, result in other incidental expenses or otherwise adversely affect our Delta Connection operation.

          Following Delta’s notice that it would terminate the Delta Agreement without cause upon 180 days notice, we notified Delta that we are exercising our right under the terms of the Delta Agreement to require Delta to assume the leases on 30 of the 33 328JETs used in the Delta program. However, we will not be able to extinguish our obligations under the leases for these aircraft since Delta failed to meet certain financial conditions under the aircraft leases at the time Delta became obligated to assume the leases. If Delta files for bankruptcy, it could seek to reject its obligation under any aircraft leases assigned or sub-leased to it. We also are responsible for the remarketing of the two leased and one owned 328JET aircraft that we do not have a right to require Delta to assume, as well as the spare parts inventory, tooling and ground equipment unique to the 328JET. There can be no assurance that we will be able to redeploy in a profitable manner these three 328JETs. We recorded an impairment charge of $3.2 million in connection with our one owned 328JET, may incur early retirement charges in connection with the two leased 328JET that we do not have the right to require Delta to assume and may incur additional one-time costs in connection with the termination of the Delta relationship.

We likely will incur cash charges as we retire the J-41 aircraft from our fleet

          We are in the process of retiring all J-41 type aircraft from our fleet, with 13 J-41s early retired during the second quarter 2004 and the last nine remaining J-41s scheduled to be retired in the third quarter 2004. As we remove these aircraft from service, we are required to continue to make payments under the lease agreements for the aircraft unless we are able to sublease the aircraft. Even if we are able to sublease the J-41s, it is likely that the sublease income will be lower than our lease payments, because turboprop aircraft such as the J-41s are generally not in demand. Under accounting rules, we estimate and record an early retirement charge for the present value of the estimated net cost of each aircraft at the time each aircraft is retired, which we currently estimate to be an aggregate charge of up to approximately $66.6 million (pre-tax) for all 25 leased J-41s. If and to the extent that we are unable to find suitable sublease arrangements for these aircraft that will cover our lease payments, we will incur actual cash expenditures over the remaining lease terms after the time when we retire the J-41 aircraft in our fleet.

Risk Factors Affecting the Company Relating to Independence Air

Because we have no operating history as a low-fare carrier, it is difficult to evaluate our ability to succeed in this business

          Although we have operated as an airline since 1992, our past results offer no meaningful guidance with respect to our future performance because prior to June 16, 2004 we had not operated as an independent carrier. In addition, we have not had responsibility for route planning, scheduling, pricing, marketing, advertising, sales, revenue management or revenue accounting functions since December 2000, and for the first time we are operating our own distribution, reservations and ticketing functions. Also, while previous operations have been under the United and Delta brands, Independence Air is a new brand for us, and has limited market recognition. As a result, because we have only recently begun to operate as an independent, low-fare carrier, it is difficult to evaluate our future prospects. Our future performance will depend on a number of factors, including our ability to:

•	establish a brand and product that will be attractive to our target customers;

•	implement our business strategy with larger aircraft than we have previously operated;

•	choose new markets successfully;

•	secure favorable terms with airports, suppliers and other contractors;

•	maintain adequate control over our expenses;

•	monitor and manage major operational and financial risks;

•	obtain and maintain necessary regulatory approvals, including airport “slots” where necessary;

•	attract, retain and motivate qualified personnel;

•	finance the necessary capital investments;

•	maintain the safety and security of our operations; and

•	react to responses from our competitors, including both legacy and low-fare airlines.

There can be no assurances that we will successfully address any of these factors, and our failure to do so could harm our business.

Our transition to Independence Air requires significant new infrastructures

          Our business strategy involves successfully establishing Washington Dulles as the hub for a new low-fare airline, increasing the frequency of flights to markets we currently serve to and from Washington Dulles, expanding our operation into certain markets not previously served, and increasing flight connection opportunities. We must establish and maintain significant new infrastructures that are necessary to operate as an independent airline, including scheduling, market planning and marketing, advertising, ground operations and information systems. Achieving our business strategy is critical in order for our business to create passenger connecting opportunities for markets to be served with our existing fleet of CRJs and with the Airbus single aisle aircraft we are acquiring, and to achieve economies of scale, both of which are critical to profitable operations. Increasing the number of markets we serve depends on our ability to successfully introduce the Airbus aircraft into our fleet, and to secure suitable slots, gates, ticket counter positions and other facilities at airports located in our targeted geographic markets. In some of our markets we must establish and maintain ground operations and in some markets we compete with United and others for facilities and employees. Opening new markets requires us to commit a substantial amount of resources, even before new service commences. Expansion will also require additional skilled personnel and equipment. The transition from United has required us to retain employees and facilities during the transition period. An inability to hire and retain skilled personnel or to secure the required equipment and facilities efficiently and cost-effectively or to successfully develop and implement other necessary systems may affect our ability to achieve our business strategy. In addition, implementation of Independence Air may also increase the demands on management and our operating systems and internal controls beyond levels we currently anticipate. Such expansion may strain our existing management resources and operational, financial and management information systems to the point that they may no longer be adequate to support our operations, requiring us to make larger expenditures in these areas than we currently anticipate. There can be no assurance that we will be able to develop these controls, systems or procedures on a timely or cost-effective basis, and the failure to do so could harm our business.

Failure to successfully implement our strategy for Independence Air could harm our business

          Our business strategy for Independence Air involves, among others, high frequency of flights to the markets we serve, reducing unit costs and lowering fares to stimulate demand. By offering fares that are up to 70% lower than walk-up fares charged in the past by United and other carriers from Washington Dulles, we seek to stimulate passenger growth. While other low-fare carriers have typically stimulated passenger growth by reducing fares, this strategy has not been tested using regional jets on the scale that we use them or in markets that are the size of some that we serve. There can be no assurance that we will be able to sufficiently stimulate demand to make our high frequency service profitable, and failure to do so may prevent us from successfully implementing our strategy for Independence Air.

We have a significant amount of fixed obligations, will incur significantly more fixed obligations, and do not have established credit lines or borrowing facilities

          We expect to have substantial cash needs as we establish ourselves under the new brand “Independence Air” as a low-fare carrier, including cash required to fund increases in accounts payable, prepaid expenses, prepaid maintenance, aircraft security deposits on new aircraft to be leased, pre-delivery payments on new aircraft to be purchased, as well as anticipated operating losses. As of June 30, 2004, our debt of $283.1 million accounted for 45.7% of our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of June 30, 2004, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year were approximately $1.7 billion for 2004 through 2024, not including commitments for the Airbus single aisle aircraft we intend to acquire.

          Future operating lease commitments for the 12 leased Airbus aircraft are expected to be approximately $385 million, and our purchase commitment for 16 additional Airbus aircraft is expected to be approximately $585 million over the next three years, including estimated amounts for contractual price escalations. We will continue to incur additional debt and other fixed obligations as we take delivery of new aircraft and other parts and equipment and continue to expand into new markets. The leases for the single aisle aircraft require security deposits to be held by the lessors in addition to payments of monthly rent and maintenance reserves. The purchase agreement for the single aisle aircraft requires progress payments to be made for each aircraft as the delivery date approaches. We have historically funded the majority of our aircraft acquisitions by entering into off-balance sheet financing arrangements known as leveraged leases, in which third parties provide equity and debt financing to purchase the aircraft and simultaneously enter into long-term agreements to lease the aircraft to us. In the future, we may elect to finance our aircraft through secured debt, leveraged leases, or operating leases. We are exposed to interest rate risks that can affect our costs under any of these financing techniques. Although we believe that debt and/or lease financing should be available for the 16 firm aircraft to be purchased from an affiliate of Airbus, there can be no assurance that we will be able to secure such financing on terms acceptable to us or at all.

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

          We have no lines of credit, other than letters of credit collateralized by cash, and we will continue to rely on our existing cash balances, cash flow from operations and other sources of capital to satisfy our obligations. There can be no assurance that we will be able to generate sufficient cash flow from our operations to pay our debt and other fixed obligations as they become due, and our failure to do so could harm our business. If we are unable to make payments on our debt and other fixed obligations we could be forced to renegotiate those obligations or obtain additional equity or debt financing. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our growth strategy. There can be no assurance that our renegotiation efforts would be successful or timely or that we could refinance our obligations on acceptable terms, if at all.

Our maintenance costs will increase as our regional jet fleet ages

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

Our business plan for Independence Air is heavily dependent on the metropolitan Washington, D.C. market, including Northern Virginia, and a reduction in demand for air travel in this market or the inability of Washington Dulles to accommodate our operations would harm our business

          Our operations focus on flights to and from our primary base of operations at Washington Dulles, where we intend to operate approximately 350 flights per day once the Airbus single aisle aircraft have been incorporated into Independence Air operations. As a result, we are highly dependent upon the Washington, D.C. and Northern Virginia markets. Our business would be harmed by any circumstances causing a reduction in demand for air transportation in the Washington, D.C. and Northern Virginia metropolitan area, such as adverse changes in local economic conditions, political disruptions or violence (including any terrorist attacks), negative public perception of the city or region, significant price increases linked to increases in airport access costs and fees imposed on passengers or the impact of past or future terrorist attacks.

          The operation of Washington Dulles may experience strains due to the increased flights to be offered by Independence Air along with continued operation by United of United Express service with a variety of other carriers, increased passenger traffic expected to be generated by the additional flights and the anticipated attractiveness of Independence Air’s offer of lower fares, a temporary shutdown of one of Washington Dulles’ runways for repairs, all of which may affect air traffic control throughout the Northeast corridor and airport screening and security operations. We are working with applicable authorities, including the Metropolitan Washington Airport Authority, the Transportation Security Administration, and the Federal Aviation Administration, to assist them with planning for increased operations and passenger traffic. We cannot assure that government agencies involved in airport operations are able to handle the increased number of flights and passengers anticipated at Washington Dulles without interference with airline operations. As a result, our operations could be subject to delays, and those delays may frustrate passengers, reduce aircraft utilization and increase costs, all of which could negatively affect our business. In addition, the DOT and FAA could react to chronic delays at Washington Dulles and invoke their authority to seek consensual agreements among the carriers serving the airport to reduce the number of scheduled flights during certain peak periods, or if no such agreement can be reached, to mandate a reduction in operations at Washington Dulles.

We face competition as a low-fare airline from legacy carriers as well as low-fare airlines to which we have not been previously exposed

          The airline industry is highly competitive, primarily due to the effects of the Airline Deregulation Act of 1978, which substantially eliminated government authority to regulate domestic routes and fares, and increased the ability of airlines to compete with respect to destination flight frequencies and fares. As Independence Air we operate in a new sector of the airline industry that is highly competitive and is particularly susceptible to price discounting because airlines typically incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Our competition includes legacy carriers and low-fare carriers, which have or may in the future attempt to protect their markets and expand into new ones by adding service in markets we serve or plan to serve, reducing fares to these markets or both. We have already observed this competitive response at Washington Dulles, Reagan National and BWI airports in certain of the markets served by Independence Air. Several legacy carriers, including United, have introduced low-fare carriers to their operations, and we face competition from these new airlines at Washington Dulles. In addition, because of the nature of our past relationship with United and because we will offer service between key United hubs, we anticipate that United’s response to our operation as Independence Air will be highly competitive and unpredictable. Our new brand Independence Air also competes against established brands used by both legacy carriers and low-fare carriers that carry greater name recognition, both at Washington Dulles and at the other cities that we serve. Both legacy carriers and low-fare carriers also continue to take delivery of regional jets, and we may face increased competition from regional jets at Washington Dulles, including the use of new 70 or 90 seat regional jets, which would be larger than those we currently have in our regional jet fleet. The use of new, larger scale regional jets will allow competitors to serve markets smaller than can now be served by low-fare carriers using larger aircraft, with a seat mile cost that may be lower than ours. In addition, competitors with greater financial resources than ours may price their fares below our fares or increase their service, which could adversely affect our profitability.

          Our base of operations for Independence Air is Washington Dulles, which is served by a number of larger airlines that have greater name recognition and greater resources than we do. These larger airlines have and may in the future commence or increase their capacity and service at Washington Dulles because there are no slots restricting access at this airport. We are competing in markets at fares offered by airlines at other airports that currently serve the Washington, D.C. metropolitan area, including Reagan National Airport and Baltimore Washington International Airport. We may also face competition from other airlines that may begin serving any of the markets we serve and from ground transportation alternatives. Other airlines also have or may in the future meet or price their fares below our fares or introduce new nonstop service between cities served by our flights to and from Washington Dulles, Reagan National Airport or Baltimore Washington International Airport and prevent us from attaining a share of the passenger traffic necessary to operate profitably. We expect that competition will exist in all the direct markets that we currently serve and will serve in the future, as well as in the market for flights that connect through Washington Dulles. We further expect that the competition for passengers connecting through Washington Dulles will be both from airlines offering service through Washington Dulles and from the large number of alternative hubs throughout the U.S., instead of Washington Dulles, through which connecting passengers can elect to route their travel.

Our business model is dependent on our ability to successfully take delivery of, place into service and integrate new Airbus single aisle aircraft into our operations

          In April 2004, we finalized purchase agreements for the purchase or lease of 27 new Airbus single aisle aircraft with options for an additional 50 aircraft. In July 2004, we exercised an option to purchase one additional Airbus single aisle aircraft from Airbus. The Airbus single aisle aircraft will operate in markets that are important to serving a broad selection of cities from Washington Dulles, and providing that service is critical to attracting customers to our airline. The single aisle aircraft also will allow us to connect passengers to and from markets served by the regional jets to additional long haul markets, and we will thus rely on the Airbus single aisle aircraft to generate incremental revenues for the regional jet fleet.

          If we, Airbus or the aircraft lessors thereafter are unable or unwilling to satisfy contractual obligations relating to the aircraft, we would be required to obtain alternative aircraft. A number of factors could limit or preclude our ability to obtain the aircraft from Airbus, including:

•	Airbus could refuse, or may not be financially able, to perform its obligations as set forth in the final agreement; and

•	Airbus could experience a disruption to its operations that affects its ability to complete or timely fulfill its obligations.

          Boeing is the only other manufacturer from whom we could purchase new alternate aircraft of the size of the Airbus A319 or A320. If we had to purchase new aircraft from Boeing or use aircraft from other third parties, we cannot be certain that we could obtain those aircraft in the same time frame as currently expected or at comparable prices, or that they would be compatible with our operational structure, which may already be oriented around any Airbus A319 aircraft that have been delivered. Our ability to execute our business plan could be materially impaired if we were required to order alternate aircraft, or if the delivery schedule for the Airbus aircraft were delayed for any meaningful period.

          Acquisition of an all-new type of aircraft, such as the Airbus single aisle aircraft, involves a variety of risks relating to our ability to successfully place those aircraft into service, including:

•	difficulties or delays in obtaining approval from the FAA for us to operate these aircraft;

•	delays in meeting the agreed upon aircraft delivery schedule;

•	difficulties in obtaining financing on acceptable terms to complete our purchase or lease of all of the firm ordered aircraft;

•	inability of the aircraft and all of its components to comply with agreed upon specifications and performance standards; and

•	inability to successfully complete the required training of flight crews and maintenance staff.

          We do not have experience operating and maintaining the Airbus single aisle aircraft, and we therefore face risks in integrating a new type of aircraft into our existing infrastructure and operations, including among other things, the additional costs, resources and time needed to hire and/or train new or existing pilots, technicians and other skilled support personnel. Our failure to successfully take delivery of, place into service and integrate into our operations the new Airbus single aisle aircraft could harm our business.

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

We rely on maintaining a high daily aircraft utilization rate to keep our costs low, which makes us especially vulnerable to delays

          One of the key elements of the Independence Air business strategy is to maintain a high daily aircraft utilization rate, which is the amount of time that our aircraft spend in the air carrying passengers. High daily aircraft utilization allows us to generate more revenue from our aircraft and is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays from various factors, many of which are beyond our control, including, among others, air traffic and airport congestion, inclement weather, security requirements, crew availability, fueling and ground handling and unscheduled maintenance. Because many of our areas of operations are located in the Northeast, which is susceptible to bad weather conditions and air traffic and airport congestion, our aircraft utilization rates are vulnerable to delays from these factors in particular. In addition, air traffic control for flights we operate as United Express and Delta Connection has been controlled by United and Delta, not by us, and was managed on a system-wide basis that often results in our flights being delayed in favor of larger aircraft operated by those companies. The experience of customers on our United Express and Delta Connection flights, and the on-time records of our flights as United Express and Delta Connection, could result in negative customer perceptions regarding our operations. With respect to our Independence Air operations, we are responsible for the first time for managing our air traffic control delays with the FAA and may not manage such operations as efficiently as other low-fare carriers. The expansion of our business to include new destinations and more frequent flights on current routes could increase these risks. Furthermore, a schedule that contemplates high aircraft utilization is subject to the increased risk that once an aircraft falls behind schedule during the day, it could remain behind schedule during the remainder of that day and potentially into the next day, which can result in disruption in operating performance leading to passenger dissatisfaction and missed connections. All of the foregoing delays may increase our costs as well as diminish our reputation among our customers.

Our business model foregoes marketing systems used by many of our competitors

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

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business

          We depend on automated systems to operate our business as Independence Air, including our computerized airline reservation system, our telecommunication systems, kiosks, and our website. Our website and reservation and check-in systems must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations system, kiosk, or telecommunication systems failures could reduce the attractiveness of our services and could cause our customers to purchase tickets from another airline. While we have backup systems for some aspects of our operations, our systems have not been fully tested for the volume of transactions required for our operations and are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities. In order to provide a reservations system and the infrastructure to receive customer calls, we contract with third party vendors to provide the software, hardware, and technical support of the reservations system and the physical location and staffing for a call center. We also may need to rely on third-party vendors to implement our back-up systems, which would place aspects of maintaining important data beyond our control. Any disruption in our or our third parties’ systems or in the ability of the third party vendors to provide their services could result in the loss of customer bookings or important data, increase our expenses and generally harm our business.

Our inability to obtain approval to operate more aircraft from the FAA and the DOT would materially restrict our growth and harm our business plan

          We possess all the DOT approvals we require to perform the air transportation services we currently provide and expect to provide with the Airbus aircraft. We will be required, however, to obtain additional authority from the FAA to operate and maintain the Airbus single aisle aircraft that are scheduled to be added to the fleet for Independence Air. There can be no assurance that such authorizations, which we are now pursuing with the FAA, will be granted. The failure of the FAA to grant these approvals to us or delays in such approvals would materially restrict our ability to grow, to increase revenues and cash flow and to offer a service to a broad network of cities to attract customers.

We are subject to risks arising from fuel costs

          Fuel costs constitute a significant portion of our total operating expenses (19% of operating expenses, excluding aircraft early retirement charges for three and six months ended June 30, 2004). Significant increases in fuel costs would harm our financial condition and results of operations. We estimate that for 2003, a one cent increase in the price per gallon of fuel expense would have increased our fuel expense by $1.3 million. We had historically obtained a portion of our fuel for the United Express operation through contracts with a subsidiary of United. We will need to contract independently at all stations to purchase fuel for our Independence Air operations. Under the terms of our fee-for-service agreements with United and Delta, those parties had the risks and benefits of changes in fuel prices and so we were not exposed to fluctuations in fuel prices. We are exposed to increases in fuel prices for our Independence Air operations, and currently have no fuel hedges in place to mitigate that exposure. We cannot predict the future cost and availability of fuel. Both fuel costs and availability are subject to many economic and political factors and events occurring throughout the world over which we have no control. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for both home heating oil and gasoline. In the event of a fuel supply shortage, higher fuel prices or the curtailment of scheduled service could result. Some of our competitors may have more leverage than we do in obtaining fuel. There can be no assurance that increases in the price of fuel can be offset by higher fares.

We may not be able to achieve access to suitable airports located in our targeted geographic area

          Our future growth as Independence Air is materially dependent on our ability to access suitable airports located in our targeted geographic markets for both our larger, single aisle aircraft and our regional jets at costs that are consistent with our low-fare strategy. Some airports served by Independence Air are subject to FAA imposed capacity controls and, although Independence Air currently has the slots necessary to conduct operations at these airports, additional limits could be placed on the airports that might restrict Independence Air’s access to them. Other airports that are not currently capacity controlled, such as Chicago’s O’Hare

International Airport or any other airport that becomes severely congested, could become the subject of some regulatory limit and thereby restrict Independence Air’s access to or operations at those airports. Any condition that would deny, limit or delay our access to airports we serve or seek to serve in the future would constrain our ability to grow. A change in the terms of our access to existing facilities or any increase in the relevant charges paid by us as a result of the expiration or termination of such arrangements and our failure to renegotiate comparable terms or rates could have a material adverse effect on our results of operations. We base our operations predominantly at Washington Dulles. There can be no assurance that such airport will not impose higher airport charges in the future or that such increases would not adversely affect our operations.

Other Risk Factors Affecting the Company

We are under pressure to control and reduce our costs

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

Our current operations benefit from government support for insurance costs

          Following the September 11 terrorist attacks, the aviation insurance industry imposed a worldwide surcharge on aviation insurance rates as well as a reduction in coverage for certain war risks. In response to the reduction in coverage, the Air Transportation Safety and System Stabilization Act provides U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market. Prior to December 2002, we purchased hull war risk coverage through the private insurance market, and purchased liability war risk coverage through a combination of U.S. government provided insurance and private insurance. In December 2002, the U.S. government offered to provide additional war risk coverage that included certain risks previously covered by private insurance. We have purchased, at rates that are significantly lower than those charged by private insurance carriers, hull and liability war risk coverage from the U.S. government through August 31, 2004. Due to the cost and difficulty in obtaining insurance in the commercial markets, we anticipate renewing the insurance through the FAA for so long as it is available. The FAA has indicated that it will extend its war risk insurance program past August 31, 2004 through December 31, 2004. The inability to obtain insurance at any cost or the availability of insurance only at excessive rates, could affect our ability to operate.

Our contracts with two of our unions currently are amendable

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

Our results of operations will fluctuate

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

Our business would be harmed if we lost the services of any key personnel

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

Risk Factors Affecting the Airline Industry

The U.S. airline industry is experiencing significant restructurings and bankruptcies

          Beginning in early 2001, the industry has experienced depressed demand and shifts in passenger demand, lower unit revenues, increased insurance costs, increased fuel costs, increased government regulations and taxes, and tightened credit markets, evidenced by higher credit spreads and reduced capacity to borrow. These factors are directly affecting the operations and financial condition of participants in the industry including aircraft manufacturers. Several major airlines have used the bankruptcy process to reduce their expenses and streamline their operations. Our contractual relationships with others may continue to be affected by other companies’ bankruptcies or by concerns regarding potential bankruptcies. The bankruptcy or prospect of bankruptcy among other companies that operate in our industry may result in unexpected expenses and create other risks or uncertainties that we are not able to anticipate or plan around.

The travel industry has been materially adversely affected by the September 11, 2001 terrorist attacks and on-going security concerns

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

Airlines are often affected by factors beyond their control, including weather conditions, traffic congestion at airports and increased security measures, any of which could harm our operating results and financial condition

          As with other airlines, we are subject to delays caused by factors beyond our control, including adverse weather conditions, air traffic and airport congestion and increased security measures. Delays frustrate passengers, reduce aircraft utilization and increase costs, all of which negatively affect profitability. During periods of fog, snow, rain, storms or other adverse weather conditions, flights may be cancelled or significantly delayed. Cancellations or delays due to weather conditions, traffic control problems and breaches in security could harm our operating results and financial condition.

Changes in government regulations imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions

          Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the DOT and the FAA have issued regulations relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. There can be no assurance that these and other laws or regulations enacted in the future will not harm our business.

The airline industry is characterized by low profit margins and high fixed costs, and we may be unable to establish our brand or to compete effectively against other airlines with greater financial resources or lower operating costs

          The airline industry is characterized generally by low profit margins and high fixed costs, primarily for personnel, aircraft fuel, debt service and rent. The expenses of an aircraft flight do not vary significantly with the number of passengers carried. As a result, a relatively small change in the number of passengers or in pricing could have a disproportionate effect on an airline’s operating and financial results. Accordingly, a minor shortfall in expected revenue levels could harm our business. In addition, the airline industry is highly competitive and is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. We compete with other airlines on substantially all of our routes. Many of these airlines are larger and have greater financial resources and name recognition or lower operating costs or both than we do. Some of these competitors may chose to add service, reduce their fares or both, in some of our markets following or in anticipation of our entry. Therefore, we may be unable to compete effectively against other airlines that introduce service or discounted fares in the markets that we serve which could harm our business.

Our reputation and financial results could be harmed in the event of an accident or incident involving our aircraft

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          The Company principal exposure to market risk arises from changes in interest rates and fuel costs. The Company’s exposure to market risk associated with changes in interest rates relates to the Company’s commitment to acquire Airbus single aisle aircraft. From time to time the Company has entered into put and call contracts designed to limit the Company’s exposure to interest rate changes until permanent financing is secured upon delivery of jet aircraft. As of June 30, 2004, the Company had no open hedge transactions for interest rates.

          With the startup of Independence Air service in the second quarter of 2004, the Company’s results of operations are subject to availability and changes in the price of jet fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2004 cost of $1.28 per gallon of fuel. Based on the projections of fuel usage of the Company for the remainder of 2004, such an increase would result in an increase to aircraft fuel expense of approximately $8.9 million for the remainder of 2004. As of June 30, 2004, the Company had no open hedge transactions for jet fuel.

          The Company issued 6% Convertible Senior Notes due February 15, 2034, at the principal value of $125.0 million and recorded deferred financing costs for commission fees and other expenses incurred in relation to the issuance of the Notes that will be amortized over five years. At June 30, 2004, the estimated fair value of the Notes based on quoted market prices was approximately $99.8 million.

Item 4. Controls and Procedures

          As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 13a-15. Disclosure controls and procedures include controls and other procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee, that it will succeed in its stated objectives.

          Based upon the foregoing evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC reports. During the period covered by this quarterly report, the Company has been evaluating and initiating enhancements to aspects of its existing internal controls and procedures over financial reporting and has been establishing and evaluating additional business functions, controls and procedures related to the Company’s Independence Air operations. Other than the foregoing improvements, no changes occurred to the Company’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          The Company has been named in several lawsuits arising from the terrorist activities of September 11, 2001. These actions were commenced by or on behalf of individuals who were injured or killed as a result of the hijackings of the four flights. These actions seek compensatory and punitive damages. However, pursuant to the Air Transportation Safety and System Stabilization Act, the Company’s liability for these claims is limited to the Company’s liability insurance. In each case, the plaintiffs have named the airlines operating at the airports from which the flights originated, including the Company, under the theory that all of the airlines are jointly responsible for the alleged security breaches by the airport security contractor. The court denied the motion of American Airlines and other defendants, including the Company, seeking dismissal of all ground victim claims on the basis that the airline defendants do not owe a duty as a matter of law to individuals injured or killed on the ground. The Company recently successfully moved, along with other defendants, for dismissal of those actions where the victim’s representatives attempted to pursue litigation and Victim Compensation Fund remedies simultaneously. The court agreed that the statutory framework of the Victim Compensation Fund required an election of only one remedy and, by failing to withdraw those Victim Compensation Fund claims, the plaintiffs had elected to waive the right to litigate. The Company anticipates that it will raise other defenses including its assertion that it is not responsible for the incidents as it had no control over the security checkpoints through which the hijackers allegedly gained access to the hijacked aircraft. A total of 90 complaints making claim for 118 wrongful death claims and 6 personal injury claims are known to have been filed against the Company. Since that time, numerous complaints have been voluntarily discontinued by the claimants. Many of these claimants have formally opted to present their claim to the Victim Compensation Fund. The Company is presently aware of 26 remaining complaints making claim for 30 wrongful death and 3 personal injury claims. The Company anticipates that other lawsuits could be filed on behalf of other claimants.

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

          The Company has been involved in litigation against Mesa Air Group, Inc. (“Mesa”) arising from Mesa’s proposed exchange offer and consent solicitation to replace the Company’s board of directors, both of which Mesa announced in October 2003. In its complaint filed with the United States District Court for the District of Columbia on October 27, 2003, and as subsequently amended, the Company alleged that Mesa made materially false and misleading statements and omissions in violation of Sections 14(a) and (e) of the Securities Exchange Act of 1934 in connection with its consent solicitation and potential exchange offer. On November 26, 2003, the Company amended its complaint to further allege that Mesa’s consent solicitation and proposed exchange offer violated Section 1 of the Sherman Act and Section 7 of the Clayton Act by seeking, in concert with United, to prevent the Company from entering relevant markets through launching Independence Air. For the alleged antitrust violations, the Company sought injunctive relief to prevent Mesa from proceeding with the consent solicitation or proposed exchange offer, damages, and attorneys’ fees. On December 18, 2003, the District Court entered a preliminary injunction with respect to the Company’s antitrust claim under Section 1 of the Sherman Act, enjoining Mesa from proceeding with its consent solicitation or exchange offer pending final resolution of the matter. The Court denied the Company’s separate requests for preliminary relief under Section 14(a) and 14(e) of the Securities and Exchange Act of 1934 and Section 7 of the Clayton Act. On January 9, 2004, the Company posted a $10,000,000 cash bond in connection with the preliminary injunction as required by the District Court’s order dated December 30, 2003. At the Court’s direction, the cash bond was placed in an interest bearing account invested in Treasury Bills. On January 20, 2004, Mesa filed a Notice of Appeal to the United States Court of Appeals for the District of Columbia Circuit from the District Court’s order entering a preliminary injunction under Section 1 of the Sherman Act.

          On February 10, 2004, Mesa filed a counterclaim against the Company, alleging that the Company’s preliminary proxy statement and other public statements made in connection with Mesa’s consent solicitation and the Company’s plans to launch Independence Air were materially false and misleading, in violation of Section 14(a) of the Exchange Act. In the counterclaim, Mesa sough, among other things, an order (i) declaring that the Company’s public statements in connection with Mesa’s consent solicitation and the Company’s plan to launch an independent, low-fare airline violated Section 14(a) of the Exchange Act, (ii) requiring the Company to issue corrective disclosures, and (iii) enjoining the Company from making any further materially false and misleading statements in connection with Mesa’s consent solicitation and the Company’s plan to launch an independent, low-fare airline.

          The Company has settled all of its ongoing litigation with Mesa. Pursuant to a Settlement between the Company and Mesa, Mesa’s Complaint in Delaware Chancery Court in New Castle County Delaware against the Company and its directors was dismissed with prejudice on May 28, 2004. In addition, the Company’s Amended Complaint, filed on November 26, 2003 in the United States District Court for the District of Columbia, together with Mesa’s counterclaim filed on February 10, 2004, were dismissed with prejudice on May 25, 2004. The $10,000,000 cash bond that had been posted by the Company has been returned to the Company, together with interest earned thereon, and the preliminary injunction has been vacated. On June 7, 2004, the U.S. Court of Appeals for the District of Columbia Circuit also granted Mesa’s motion to voluntarily dismiss Mesa’s appeal from the District Court’s December 18, 2003 order entering the preliminary injunction. All pending litigation between the Company and Mesa has now been resolved. The terms of the Settlement are confidential.

          On December 18, 2003, the Company received a Civil Investigative Demand (“CID”) from the Antitrust Division of the United States Department of Justice (“DOJ”) relating to an ongoing DOJ antitrust investigation. As disclosed in the CID, the investigation concerns the proposed acquisition of the Company by Mesa, and possible violations by Mesa of Section 1 of the Sherman Act and Section 7 of the Clayton Act. On December 19, 2003, the Company was advised by the DOJ that similar CIDs had been issued to both Mesa and United in connection with the same investigation. In May 2004, the Company was informed that the Antitrust Division of the United States Department of Justice closed its antitrust investigation concerning the proposed acquisition of the Company by Mesa.

          The FAA has been reviewing certain Company maintenance program time tracking and related maintenance practices and recently notified the Company of its proposal to assess a fine of $1.5 million against the Company for certain maintenance related practices. Specifically, the FAA has asserted that the Company failed to maintain its aircraft according to FAA-approved maintenance procedures; failed to have a properly functioning aircraft inspection program; and failed to keep appropriate maintenance records and as a result the Company operated certain aircraft when they were not in compliance with Federal Aviation Regulations. In an FAA press release dated June 7, 2004 announcing the proposed penalty, the FAA noted that the airline took immediate remedial action to comply with maintenance, inspection and record-keeping requirements of the FAA. The Company has exercised its right to request the FAA to use its standard informal settlement procedures and is currently in discussions with the FAA in an effort to resolve the issues raised by the agency in this matter. However the Company anticipates that it will have to pay a portion, if not all, of the penalty sought by the FAA. Related to this matter is the FAA’s prior notification to the Company that it needed to satisfy certain FAA concerns about its maintenance practices prior to adding additional aircraft to its operations. The Company has responded to the issues raised by the FAA and satisfied its concerns to the extent that the FAA permitted the Company to add two new CRJ aircraft to its operations effective October 28, 2003. The Company continues to work closely with the FAA and believes that it will be able to continue to assure the FAA that its maintenance tracking and related practices meet and exceed FAA requirements, without any interruption in its business plans. The Company also is the subject of ongoing FAA and TSA civil penalty cases relating to alleged violations of FAA and TSA enforced rules and regulations. The Company believes that the number of such cases and the amount of the civil penalties sought by the FAA and TSA is consistent with the experience of other airlines with operations of the size and scope of those provided by the Company, and that the disposition of these cases is not likely to have a material effect on the Company’s financial position or the results of its operations.

          FLYi, Inc. is a party to a legal proceeding in the Department of Labor involving a former employee of Atlantic Coast Airlines, Stacey M. Platone, who alleges that she was terminated from employment in violation of the Sarbanes-Oxley Act for reporting what she believed to be an improper arrangement between Atlantic Coast Airlines and one of its unions. The complainant’s allegations were investigated by the Occupational Safety and Health Administration (OSHA), the Labor Department agency with responsibility for investigating allegations of Sarbanes-Oxley employment violations; in July 2003 OSHA found the complaint to be without merit. The complainant filed objections to the decision, and on April 30, 2004, a Labor Department administrative law judge ruled that the complainant had been improperly terminated from employment, although the judge also found that legitimate grounds had existed to terminate the complainant’s employment. In the decision, the judge has ordered that the complainant be paid back pay and benefits, and the costs and expenses of litigation, including attorneys fees. FLYi, Inc. believes that this case was wrongly decided. The Company petitioned for review of the decision by the Labor Department’s Administrative Review Board, and on July 30, 2004 the Labor Department accepted the petition for review. The Company intends to vigorously pursue the appeal.

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

     ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Stock Repurchase Program

          The Company’s Board of Directors has approved the purchase of up to $40.0 million of the Company’s outstanding common stock in open market or private transactions. The Board’s authorization does not have an established expiration date. As of June 30, 2004, the Company has purchased 2,171,837 shares of its common stock. The Company has approximately $21.0 million remaining of the $40.0 million originally authorized. The Company did not purchase any shares in the second quarter 2004.

     ITEM 3. Defaults Upon Senior Securities.

          None to report.

     ITEM 4. Submission of Matters to a Vote of Security Holders.

          The annual meeting of stockholders of the Company was held in Dulles, Virginia on May 26, 2004. Of the 45,333,810 shares of common stock outstanding and entitled to vote on the record date, 37,027,038 were present by proxy. Those shares were voted on the matters before the meeting as follows:

1.	Election of Directors	For	Withheld
	Kerry B. Skeen	36,233,504	793,534
	Thomas J. Moore	36,567,052	459,986
	C. Edward Acker	36,551,310	475,728
	Robert E. Buchanan	30,804,535	6,222,503
	Susan MacGregor Coughlin	30,768,214	6,258,824
	Caroline (Maury) Devine	30,773,613	6,253,425
	Daniel L. McGinnis	36,567,800	459,238
	James C. Miller III	36,560,930	466,108
	William Anthony Rice	36,560,750	466,288

2.	Amendment of the Company’s Fourth amended and restated Certificate of Incorporation to change the Company’s name to “FLYi, Inc.”.

For	Against	Abstain
36,943,700	65,577	17,761

3.	Amendment of the Company’s Fourth amended and restated Certificate of Incorporation to eliminate the Company’s Class A Non-Voting Common Stock.

For	Against	Abstain
36,974,369	27,876	24,793

4.	Ratify selection of KPMG LLP as the Company’s independent auditors for the current year.

For	Against	Abstain
31,272,867	5,709,757	44,414

     ITEM 5. Other Information.

          None to report.

     ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit
Number	Description of Exhibit
10.42	Airbus A319/A320/A321 Purchase Agreement by and between AVSA, S.A.R.L, a société à responsabilité limitée organized and existing under the laws of the Republic of France, and Atlantic Coast Airlines, dated April 1, 2004. (Confidential treatment has been requested for portions of this agreement)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Section 302 and 906 by the Company’s chief executive officer.

31.2	Certification pursuant to Section 302 and 906 by the Company’s chief financial officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

Form 8-K furnished under Item 9 on May 19, 2004 to announce the 35 destinations that will be served by the Company’s new low-fare flights this summer from Washington Dulles International Airport.

Form 8-K furnished under Item 9 on June 14, 2004 to announce an officer of the Company will be making a presentation to investors and financial analysts during the Merrill Lynch Transportation Conference.

Form 8-K furnished under Item 12 on July 28, 2004 to announce second quarter 2004 earnings and that the Company will change its name to FLYi, Inc. and its symbol to “FLYI” prior to the opening of trading on August 4, 2004

Form 8-K furnished under Item 9 on August 3, 2004 to announce that on August 4, 2004 the Company changed its corporate name to FLYi, Inc. from Atlantic Coast Airlines Holdings, Inc and be listed as FLYI on NASDAQ

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLYi, INC.
August 6, 2004	By:	/S/ David W. Asai
David W. Asai
Vice President, Controller (Principal Accounting Officer)