Form 10-Q
period 2004-09-30
FLYI INC
filed 2004-11-09
CIK 904020

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [X]                                  No [  ]

As of November 5, 2004, there were 45,339,810 shares of common stock, par value $.02 per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements

FLYi, Inc.
Condensed Consolidated Balance Sheets

		September 30, 2004
(In thousands except for share and per share data)	December 31, 2003	(Unaudited)
Assets
Current:
Cash and cash equivalents	$95,879	$39,677
Short term investments	202,055	158,322
Restricted cash	—	22,886
Accounts receivable, net	9,071	37,267
Expendable parts and fuel inventory, net	18,440	18,531
Prepaid expenses and other current assets	58,341	127,505
Deferred tax asset	14,592	15,845

Total current assets	398,378	420,033
Restricted cash	14,829	17,757
Property and equipment at cost, net of accumulated depreciation and amortization	314,800	317,645
Intangible assets	1,730	1,730
Debt issuance costs, net of accumulated amortization	2,804	5,440
Aircraft deposits	46,990	105,337
Other assets	3,713	2,041

Total assets	$783,244	$869,983

Liabilities and Stockholders’ Equity
Current:
Current portion of long-term debt	$8,927	$47,898
Current portion of capital lease obligations	159	570
Accounts payable	24,842	34,499
Air traffic liability	2,569	31,247
Accrued liabilities	88,366	89,320
Accrued aircraft early retirement charge	2,666	13,472

Total current liabilities	127,529	217,006
Long-term debt, less current portion	133,971	240,724
Capital lease obligations, less current portion	356	1,178
Deferred tax liability	42,267	15,845
Deferred credits, net	102,115	94,446
Accrued aircraft early retirement charge, less current portion	15,313	44,704
Other long-term liabilities	2,279	2,847

Total liabilities	423,830	616,750

Stockholders’ equity:
Common stock: $.02 par value per share; shares authorized 130,000,000; shares issued 50,404,287 and 50,410,787 respectively; shares outstanding 45,333,310 and 45,339,810, respectively	1,008	1,008
Additional paid-in capital	152,485	152,513
Less: Common stock in treasury, at cost, 5,070,977 and 5,070,977 shares respectively	(35,718)	(35,718)
Accumulated other comprehensive income	(5)	(88)
Retained earnings	241,644	135,518

Total stockholders’ equity	359,414	253,233

Total liabilities and stockholders’ equity	$783,244	$869,983

See accompanying notes to the condensed consolidated financial  statements.

FLYi, Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

Three months ended September 30,
(In thousands, except for per share data)	2003	2004
Operating revenues:
Passenger	$217,279	$117,690
Other	3,757	1,944

Total operating revenues	221,036	119,634

Operating expenses:
Salaries and related costs	51,845	54,099
Aircraft fuel	35,119	44,192
Aircraft maintenance and materials	20,317	16,080
Aircraft rentals	32,406	29,832
Sales and marketing	5,682	13,633
Facility rents and landing fees	13,102	13,942
Depreciation and amortization	7,780	14,447
Other	17,411	22,000
Aircraft early retirement charge	—	19,894

Total operating expenses	183,662	228,119

Operating income (loss)	37,374	(108,485)
Other income (expense):
Interest income	588	1,637
Interest expense	(1,797)	(3,481)
Other, net	(10)	(559)

Total other expense	(1,219)	(2,403)

Income (loss) before income tax provision	36,155	(110,888)
Income tax provision (benefit)	14,823	(28,214)

Net income (loss)	$21,332	$(82,674)

Income (loss) per share:
Basic:
Net income (loss)	$0.47	$(1.82)

Diluted:
Net income (loss)	$0.47	$(1.82)

Weighted average shares outstanding:
-Basic	45,333	45,340
-Diluted	45,425	45,340

See accompanying notes to the condensed consolidated financial statements.

FLYi, Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

Nine months ended September 30,
(In thousands, except for per share data)	2003	2004
Operating revenues:
Passenger	$639,601	$516,836
Other	12,774	5,335

Total operating revenues	652,375	522,171

Operating expenses:
Salaries and related costs	161,023	161,603
Aircraft fuel	107,428	122,184
Aircraft maintenance and materials	62,967	60,270
Aircraft rentals	96,501	92,793
Sales and marketing	17,949	38,717
Facility rents and landing fees	37,803	39,744
Depreciation and amortization	20,899	32,141
Other	63,960	67,434
Aircraft early retirement charge	(34,586)	48,512

Total operating expenses	533,944	663,398

Operating income (loss)	118,431	(141,227)
Other income (expense):
Interest income	1,791	3,775
Interest expense	(4,489)	(10,480)
Government compensation	1,520	—
Other, net	(199)	(904)

Total other expense	(1,377)	(7,609)

Income (loss) before income tax provision	117,054	(148,836)
Income tax provision (benefit)	47,992	(42,710)

Net income (loss)	$69,062	$(106,126)

Income (loss) per share:
Basic:
Net income (loss)	$1.53	$(2.34)

Diluted:
Net income (loss)	$1.52	$(2.34)

Weighted average shares outstanding:
-Basic	45,269	45,336
-Diluted	45,365	45,336

See accompanying notes to the condensed consolidated financial statements.

FLYi, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

Nine months ended September 30,
(In thousands)	2003	2004
Cash flows from operating activities:
Net income (loss)	$69,062	$(106,126)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	21,455	32,845
Loss on disposal of fixed assets	1,672	1,563
Provision for inventory obsolescence	624	909
Amortization and write-off of deferred credits	(5,629)	(8,234)
Amortization of deferred financing costs	374	851
Capitalized interest (net)	984	(1,360)
Other	33	—
Changes in operating assets and liabilities:
Accounts receivable	(12,276)	(27,177)
Expendable parts and fuel inventory	(3,516)	(1,001)
Prepaid expenses and other current assets	(50,520)	(39,666)
Accounts payable	1,585	9,705
Air traffic liability	(276)	28,678
Accrued liabilities	(8,274)	14,046

Net cash provided by (used in) operating activities	15,298	(94,967)

Cash flows from investing activities:
Purchases of property and equipment	(74,671)	(34,882)
Proceeds from sales of assets	—	644
Purchases of short term investments	(316,440)	(248,100)
Sales of short term investments	318,095	291,750
Increase in restricted cash	(14,816)	(25,814)
Refunds of aircraft deposits	2,400	1,400
Payments of aircraft deposits and other	(1,845)	(62,005)

Net cash used in investing activities	(87,277)	(77,007)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	60,078	125,000
Payments of long-term debt	(3,423)	(5,777)
Payments of capital lease obligations	(1,081)	(342)
Deferred financing costs and other	95	(3,487)
Increase in deferred credits	—	350
Purchase of treasury stock	(132)	—
Proceeds from exercise of stock options	1,106	28

Net cash provided by financing activities	56,643	115,772

Net decrease in cash and cash equivalents	(15,336)	(56,202)
Cash and cash equivalents, beginning of period	29,261	95,879

Cash and cash equivalents, end of period	$13,925	$39,677

See accompanying notes to the condensed consolidated financial statements.

FLYi, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of FLYi, Inc. (“FLYi”) and its wholly owned subsidiary, Independence Air, Inc. (“IAI”), (collectively, the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated in consolidation. The information furnished in these condensed consolidated financial statements reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the three and nine months periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2004. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. OPERATING ENVIRONMENT

     The Company has experienced and continues to experience a fierce competitive response to its low fare marketing strategy from both the legacy carriers and other low fare carriers. United not only replaced the capacity that the Company provided as a United Express carrier, but also increased service from Washington Dulles while matching fares and offering special frequent flyer incentives in markets where it competes with Independence Air. In other markets where the Company competes, USAirways, Delta, and Northwest have matched fares, added frequency to existing markets, and/or started service to markets they previously did not serve. During the third quarter 2004, industry yields as a whole fell as a result of the weak revenue environment and the inability to raise fares. The fierce competition and weak revenue environment have resulted in Independence Air’s revenue falling significantly below anticipated levels.

     This revenue shortfall combined with the unprecedented high jet fuel prices has caused the Company to expend more cash than it anticipated when it embarked on its strategy of becoming an independent airline. Although the Company has implemented cost savings measures and reduced capital spending, it cannot sustain the losses it currently projects for the fourth quarter 2004 and full year 2005 without additional liquidity. In order to increase available cash, the Company has engaged in a series of actions designed to reduce or eliminate certain of its obligations and to raise cash in the near term. The Company has entered discussions with its CRJ aircraft lessors and lenders to negotiate payment deferrals of amounts due or coming due for the next two years, with its J41 lessors to terminate the leases, and with its 328Jet lessors to assign the aircraft to Delta and be released from future obligations. The Company is also negotiating for the potential sale or financing of unemcumbered assets including four owned CRJs, one owned 328Jet, and aircraft spare parts. The Company is also evaluating the possible early termination of some of its leased CRJ aircraft.

     The acquisition of Airbus aircraft is critical to the Company’s business plan, which assumes that CRJ passengers will be able to connect to longer haul and larger markets served by narrowbody aircraft. The Company is in discussions with Airbus and operating lessors regarding the terms for securing future aircraft deliveries in order to address the Company’s liquidity constraints and the operating lessors’ interest in assuring the Company’s ability to perform its obligations. These discussions may affect terms and aircraft delivery schedules.

     We expect to have substantial cash needs as we continue to establish ourselves under the “Independence Air” brand as a low-fare carrier, including cash required to fund increases in accounts payable, prepaid expenses, prepaid maintenance, aircraft security deposits on new aircraft to be leased, pre-delivery payments on new aircraft to be purchased, as well as anticipated operating losses. The Company believes that it has sufficient liquidity to fulfill all of its obligations arising prior to the lease payments that are due in January 2005. The Company is in negotiations with various parties to provide sufficient liquidity to make these payments and to meet its subsequent obligations as they come due. If the Company is unsuccessful in those negotiations in a satisfactory or timely manner, it will be forced to consider commencing a bankruptcy case under Chapter 11 of the U.S. Bankruptcy Code or may be the subject of an involuntary Chapter 11 case commenced against it by creditors.

3. STOCKHOLDERS’ EQUITY

     The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, to account for its stock options. Currently, SFAS No. 123 allows companies to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock options granted as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123. Beginning after June 30, 2005, the Company will be required to adopt the fair-value-based method and expense the unvested portion of outstanding employee stock options over the remaining vesting periods and to expense over the vesting period any employee stock options granted after June 30, 2005. The Company accounts for non-employee stock option awards in accordance with SFAS No. 123.

     As a result of applying APB Opinion No. 25, and related interpretations to the current period, no stock-based employee compensation cost is reflected in net income, as all options granted to employees had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Three months ended September 30,
(in thousands except for per share data)	2003	2004
Net income (loss), as reported	$21,332	$(82,674)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,717)	(1,207)

Pro forma net income (loss)	$19,615	$(83,881)

Income (loss) per share:
Basic — as reported	$.47	$(1.82)

Basic — pro forma	$.43	$(1.85)

Diluted — as reported	$.47	$(1.82)

Diluted — pro forma	$.43	$(1.85)

Nine months ended September 30,
(in thousands except for per share data)	2003	2004
Net income (loss), as reported	$69,062	$(106,126)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	14	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,836)	(4,010)

Pro forma net income (loss)	$65,240	$(110,136)

Income (loss) per share:
Basic — as reported	$1.53	$(2.34)

Basic — pro forma	$1.44	$(2.43)

Diluted – as reported	$1.52	$(2.34)

Diluted — pro forma	$1.44	$(2.43)

4. DEBT

Long-term debt consists of the following at December 31, 2003 and September 30, 2004, respectively:

(in thousands)	December 31, 2003	September 30, 2004
Equipment Notes associated with Pass Through Trust Certificates, due January 1, 2008 and January 1, 2010, principal payable annually through January 1, 2006 and semi-annually thereafter through maturity, interest payable semi-annually at 7.49% throughout term of notes, collateralized by four J-41 aircraft.	$10,008	$8,869
Notes payable to institutional lenders, due between October 23, 2010 and May 15, 2015, principal payable semiannually with interest ranging from 5.65% to 7.63% through maturity, collateralized by four CRJ aircraft.	41,794	39,761
Note payable to institutional lender, due October 2, 2006, principal payable semiannually with interest at 6.56%, collateralized by one J-41 aircraft.	1,738	1,335
Notes payable to institutional lender, due November 2019, principal payable semiannually with interest at 5.11%, collateralized by four CRJ aircraft.	58,897	57,686
Notes payable, due October 2005, principal payable monthly with variable rate based on 1-month LIBOR rate plus 2.25% through maturity, collateralized by two CRJ aircraft.	30,461	29,471
Notes payable to Airbus for deferrable predelivery payments, due upon delivery of aircraft with interest at 6.5%	—	26,500
6% Convertible Senior notes – due 2034	—	125,000

Total	142,898	288,622
Less: Current Portion	8,927	47,898

	$133,971	$240,724

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

     The Company’s purchase agreement with Airbus allows the Company to defer a portion of the predelivery payments for each aircraft as part of a financing arrangement with the manufacturer. The portion of the deferred predelivery payment is payable upon delivery of the aircraft plus accrued interest at an interest rate of 6.5%. Delivery of the purchased aircraft is scheduled to begin in July 2005.

5. INCOME TAXES

     The Company’s net loss for the third quarter 2004 and the nine months ended September 30, 2004 reflect a benefit from income taxes of approximately 25.4% and 28.7% respectively, as compared to income tax expense of 41.0% for the three and nine months ended September 30, 2003. The Company will realize this tax benefit as a reduction in deferred tax liabilities and as a carry back of net operating losses against taxes paid for the 2002 and 2003 tax years. The Company estimates that the total amount of its two year tax carry-back will be exhausted by the projected losses to be incurred during the fourth quarter of 2004. The ability to record a tax benefit from future losses once the carry-back amount is exhausted will depend on the Company being able to generate income in the future periods.

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

Three months ended September 30,
(in thousands)	2003	2004
Net income (loss) (basic and diluted)	$21,332	$(82,674)

Weighted average shares outstanding (basic)	45,333	45,340
Incremental shares related to stock options	92	—

Weighted average shares outstanding (diluted)	45,425	45,340

Number of antidilutive options outstanding	5,403	5,969

Nine months ended September 30,
(in thousands)	2003	2004
Net income (loss) (basic and diluted)	$69,062	$(106,126)

Weighted average shares outstanding (basic)	45,269	45,336
Incremental shares related to stock options	96	—

Weighted average shares outstanding (diluted)	45,365	45,336

Number of antidilutive options outstanding	4,574	5,903

7. COMPREHENSIVE INCOME

     Comprehensive income includes changes in the unrealized gains and losses on available-for-sale securities. The following statements present comprehensive income for:

Three months ended September 30,
(in thousands)	2003	2004
Net income (loss)	$21,332	$(82,674)
Other comprehensive income - net change in unrealized gain(loss) on available-for-sale securities	12	70

Comprehensive income (loss)	$21,344	$(82,604)

Nine months ended September 30,
(in thousands)	2003	2004
Net income (loss)	$69,062	$(106,126)
Other comprehensive income - net change in unrealized gain(loss) on available-for-sale securities	15	(83)

Comprehensive income (loss)	$69,077	$(106,209)

8. SUPPLEMENTAL CASH FLOW INFORMATION

Nine months ended September 30,
(in thousands)	2003	2004
Cash paid during the period for:
Interest	$2,796	$8,348
Income taxes	21,243	5,289
Non-cash transactions
Purchase of aircraft	52,577	—
Financed aircraft deposits	—	26,500

9. AIRCRAFT EARLY RETIREMENT CHARGE

     The Company is utilizing an all jet fleet with its operations as an independent low-fare carrier. Therefore, the British Aerospace Jetstream (“J-41s”) turboprops operated by the Company in its United Express operations have been retired upon their exit from the United Express program and placed in long term storage. As the aircraft exited the United Express program, the Company recorded charges for the retirement of leased aircraft.

     During the third quarter 2004, the Company retired the nine remaining J-41s, eight of which were leased. The Company recorded an aircraft early retirement charge of $19.9 million (pre-tax) and $48.5 million (pre-tax) for the three months and nine months ended September 30, 2004, respectively. The estimated charge relates to the retirement of eight leased J-41s in the third quarter for a total of twenty-one retired leased J-41s (includes three leased J-41s retired in first quarter and ten leased J-41s in the second quarter) for the nine months ended September 30, 2004. The estimated early retirement charge in the third quarter assumes remarketing income of $1.5 million (pre-tax) over the remaining terms of the leases based on current market conditions for subleasing transactions of J-41s. The Company is in discussions with the lessors of these aircraft for the early termination of these leases. If acceptable arrangements cannot be agreed upon, the Company expects to seek other ways of mitigating its exposure, including the sale or sublease of aircraft. As of September 30, 2004, the Company has written down the book value of its five owned J-41s to current estimated fair market value. The overall debt balance on these aircraft exceeds this estimated fair market value and the Company is considering its alternatives regarding these aircraft and the associated indebtedness.

     As of September 30, 2004, the Company had net liabilities of $58.2 million accrued for the twenty-five leased J-41 aircraft that have been early retired. The Company will make adjustments to the estimated accrued liabilities as deemed necessary based on its ability to terminate the leases or to remarket the aircraft. Any sales arrangements involving leased aircraft may result in the Company providing compensation to the lessor to cover shortfalls between sale prices and lease stipulated loss values. Under the Equipment Notes associated with Pass Through Trust Certificates, due January 1, 2008 and January 1, 2010, the Company is required make payments to cover the unpaid principal balance and accrued interest, if any, plus a make-whole premium as stipulated in the agreements in connection with any sale of owned aircraft that were financed through such Equipment Notes.

     During the second quarter of 2003, the Company reversed a portion of the J-41 charge previously taken by recording a $34.6 million (pre-tax) credit to income due to delays in the Company’s retirement schedule for its J-41 turboprop fleet as a result of uncertainty over the Company’s contractual relationship with United. As of September 30, 2003, the Company had liabilities of $11.5 million accrued for the two J-41 aircraft that had been early retired and placed in long-term storage.

     Changes in the aircraft early retirement charge liability for the nine months ending September 30, 2003 and September 30, 2004, respectively, are as follows:

(in thousands)	2003	2004
Beginning balance as of January 1	$46,468	$17,979
Estimated charge for aircraft early retirement (excludes the write-off of deferred credits of $731 in 2004)	—	49,243
Reversal of estimated charge for aircraft early retirement	(34,586)	—
Prepaid lease payments applied to liability	—	(4,112)
Accretion of interest	—	861
Cash payments	(342)	(5,795)

Balance as of September 30	$11,540	$58,176

10. IMPAIRMENT OF LONG-LIVED ASSETS

     In April 2004, the Company received formal notification from Delta Air Lines that it was ending its fee-per-block hour agreement with the Company by invoking its right under the Delta Connection Agreement to terminate without cause upon 180 days notice. The Company concluded its Delta Connection operations on November 1, 2004, and its Fairchild Dornier 328 regional jet aircraft (“328JET”) are no longer in service. The cancellation of the contract triggered the assessment of the owned assets utilized in the Delta program under the requirements of Statement of Financial Accounting Standards No. 144 as of April 2004. During the second quarter 2004, based on estimated market values available at the time, the Company recorded a $3.2 million impairment charge for the one owned 328JET. With the transition agreement finalized for the conclusion of Delta Connection flying, during the third quarter 2004, the company re-evaluated the estimated market values of its 328JET assets including aircraft and spare parts and determined that an additional $7.1 million impaiment charge was required. In total, the Company has recognized impairment charges of $7.1 million and $10.3 million for the three months and nine months ended September 30, 2004, respectively, for the owned 328JET assets to record them at estimated fair market value based on market value quotes, offers from third parties, and management’s best estimate of the ultimate disposition of the parts. The Company intends to continue its efforts to remarket these 328JET assets.

11. RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2004, the Emerging Issues Task Force reached consensus on Issue No. 04-08, or EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which requires the dilutive effect of contingently convertible debt instruments to be included in earnings per share. Accordingly, the shares issuable upon conversion of contingently convertible debt instruments are to be considered in the diluted earnings per share calculation, regardless of whether the contingent conditions for their conversion are satisfied, so long as they are dilutive. EITF 04-08 will be effective for reporting periods ending after December 15, 2004. Currently, the shares issuable upon conversion would be antidulitive and, therefore, have no impact on the Company’s earnings per share.

12. COMMITMENTS AND CONTINGENCIES

Restricted Cash

     On July 31, 2003, the Company entered into a new agreement with Wachovia that replaced a previous line of credit. This new agreement, which has no expiration date, provides for the issuance of letters of credit, and is collateralized by certificates of deposit. Under this agreement, the Company has $17.8 million on deposit with Wachovia as collateral for letters of credit issued on behalf of the Company as of September 30, 2004.

     In connection with its independent low-fare operations, the Company began selling tickets to the public in May 2004. A percentage of payments received from passengers for future travel using a credit/charge card are placed in an interest bearing escrow account with the Company’s credit card processor or held by the charge card company and are recorded under “Air traffic liability.” The monies are released to the Company based on when the passengers’ travel commences and at September 30, 2004 $22.9 million was being held by the credit/charge card processors.

Aircraft

     During the second quarter of 2003, the Company entered into an agreement with Bombardier to amend its aircraft purchase agreement. Under the revised agreement, the Company had future commitments to purchase 34 additional Canadair Regional Jets (“CRJs”). These commitments are subject to certain conditions that, unless waived by the Company, can not be satisfied as a result of United’s rejection in bankruptcy of the Company’s United Express agreement. Unless the Company waives these conditions by April 2005, deposits and progress payments currently held by Bombardier will be used to repay any outstanding debt owed to Bombardier on the two CRJs delivered in October 2003 and thereafter any remaining balance will be converted into credit memoranda which may be applied to the purchase of other aircraft, goods or services from Bombardier. Currently, the Company has $38.8 million on deposit with Bombardier for aircraft orders and has outstanding debt owed to Bombardier, resulting from the financing of the two CRJs delivered in October 2003, of $29.5 million. The entire outstanding debt balance is classified as a current liability since the Company has the right and intends to apply the deposits and progress payments currently held by Bombardier to the outstanding debt balance by April 2005. Approximately $28.7 million in deposits and progress payments will be required to repay the debt as of April 2005 and has been included in Other Current Assets.

     In November 2003, the Company entered into a binding memorandum of understanding with Airbus for a firm order of ten A319 aircraft and five A320 aircraft to be delivered in 2005 and 2006. In April 2004, the Company finalized the purchase agreement with Airbus. Under the terms of the purchase agreement, the order for five Airbus A320 aircraft was convertible into an order for five A319 aircraft at the option of the Company. The Company has subsequently exercised its right to convert the five A320 aircraft orders into orders for five A319 aircraft. The manufacturer has committed to provide financing for the purchase of these aircraft, subject to material adverse change provisions applicable at the time of financing; however, the Company expects to pursue financing from third parties through operating lease arrangements or through long-term debt, depending on market conditions at the time. In July 2004, the Company exercised an option under the purchase agreement with Airbus for the acquisition of an additional A319 aircraft to be delivered in March 2006.

     In addition to the purchase agreement with Airbus, the Company entered into leasing commitments from operating lessors for ten additional A319 aircraft in November 2003. During the first quarter of 2004, the Company executed the lease agreements for the ten Airbus A319 aircraft with third party leasing companies and, in the second quarter, entered into lease agreements for two additional A319 aircraft. The Company took delivery of the first A319 in September 2004, the second in October 2004, and has the remaining ten leased aircraft scheduled to be delivered through May 2005. The initial lease terms for the aircraft range from five to twelve years. In addition, the leases require the Company to post security deposits, and to make monthly rent and maintenance reserve payments to the third party leasing companies. The Company is also in discussions with Airbus and with operating lessors regarding the terms for securing future aircraft deliveries. These discussions may affect aircraft delivery schedules.

     On September 17, 2004, the Company reached an agreement with Delta providing for a transition of the Company from the Delta Connection program. Pursuant to the transition agreement, the Company’s operations under the Delta Agreement ended on November 1, 2004. The Company has exercised its right to require Delta to assume the leases on the 30 328JETs used in the Delta program. The form and substance of the assignment of these aircraft is subject to approval by the leveraged lease lenders and the estate of the Fairchild bankruptcy group, which maintains an equity interest in the 328JETs. This approval has not yet been obtained. In accordance with the Company’s agreements with Delta, Delta is obligated to reimburse the Company for monthly rent payments made by the Company prior to assignment of the aircraft to Delta and to reimburse the Company for any remaining unamortized rents paid by the Company upon assignment of the aircraft. Under the terms of its lease agreements, the Company will not have the right to be released from any future obligations under the leases for these aircraft if Delta defaults on those obligations because Delta currently fails to meet stipulated financial conditions under the applicable leases. Accordingly, unless the Company is able to obtain releases of those obligations from the participating lenders, the Company will remain obligated under the lease agreements should Delta default at any time prior to the expiration of the leases. If Delta files for bankruptcy, the Company ancitipates Delta would seek to reject its obligation to assume the leases under the Delta Agreement or, depending on the timing of any such filing, to reject its obligations under the 328Jet aircraft leases assigned to it.

     The Company has been party to an agreement with an engine service provider governing the scheduled and unscheduled repair of a portion of the Company’s CRJ jet engines based on a fixed rate per engine hour. The Company reached an agreement with that provider to terminate the agreement effective September 30, 2004, and subsequently re-bid the engine repair services previously provided for in that agreement. This termination resulted in a gain of $11.3 million in the third quarter of 2004. In November 2004, the Company entered into an agreement effective October 1, 2004 with a new service provider covering all of its CRJ engines for a ten year term at reduced rates relative to the prior agreement.

     The FAA had asserted that the Company failed to maintain its aircraft according to FAA-approved maintenance procedures, failed to have a properly functioning aircraft inspection program, and failed to keep appropriate maintenance records and as a result the Company operated certain aircraft when they were not in compliance with Federal Aviation Regulations. In an FAA press release dated June 7, 2004 announcing a proposed penalty of $1.5 million, the FAA noted that the airline took immediate remedial action to comply with maintenance, inspection and record-keeping requirements of the FAA. In the third quarter, the Company settled this matter with the FAA, paying a civil penalty of $1.25 million. The settlement with the FAA did not involve any finding of violations by the Company.

     The Company can begin operating its A319 aircraft in revenue service only after gaining authorization from the FAA to add these aircraft to the Independence Air Operations Specifications. The Company has experienced delays in receiving this authorization. While the timing of the completion of certification is uncertain, the Company presently anticipates that the process will be completed during November 2004. In addition to this certification process, the Company is involved in an ongoing review by the FAA of the Company’s maintenance records program. The outcome of this review cannot be predicted at this time, but could result in additional fines or actions by the FAA. The Company is continuing to address matters raised by the FAA.

     From time to time, claims are made against the Company with respect to activities arising from its airline operations. Typically these involve employee labor related claims and injuries or damages incurred by passengers and are considered routine to the industry. The Company has accrued reserves for its likely exposure on claims of this type known to date.

13. SUBSEQUENT EVENTS

     The Company and United reached a settlement on the final amounts owed in regards to the services performed by the Company for United as part of the United Express agreement. The settlement agreement was approved by the United States Bankruptcy Court for the Northern District of Illinois on October 15, 2004. This settlement required United to pay the Company $4.0 million in the fourth quarter of 2004. Upon payment by United, the Company and United discharged each other from any further charges related to the Company’s participation in the United Express program prior to September 30, 2004, the effective date of the settlement agreement, except that the settlement does not affect the Company’s claim against United for damages from its rejection of the Company’s United Express Agreement. The effect of the settlement agreement will be recognized in the fourth quarter.

     The Company has not made approximately $8.7 million in certain pre-delivery deposit payments that were due to Airbus in October and November 2004. On November 8, 2004, Airbus notified the Company that it is in default on its Airbus purchase agreement. This default, unless cured, would provide Airbus with the right to terminate the agreement and/or to pursue other remedies as early as November 10, 2004. Termination by Airbus could also trigger other defaults or payments, including under various aircraft leases. The Company has sufficient cash to make the overdue payments but is engaged in discussions with Airbus regarding the terms for acceptance of future aircraft deliveries. The discussion includes the rescheduling of aircraft deliveries to a later period, and an adjustment in predelivery payments. The Company will decide whether to make the outstanding payments based on the status of ongoing negotiations, and whether to make future payments as they come due.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements and information that is based on management’s current expectations as of the date of this document. When used herein, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Such risks and uncertainties include, among others: the ability of the Company to successfully complete negotiations with its various lessors to reduce and/or defer its aircraft lease and loan payments; the ability to successfully raise cash through the sale or re-financing of Company-owned aircraft and parts inventory; the ability of the Company to effectively implement its low-fare business strategy utilizing regional jets and Airbus aircraft, and to compete effectively as a low-fare carrier, including passenger response to the Company’s new service, and the response of competitors with respect to service levels and fares in markets served by the Company; the effects of high fuel prices on the Company; the ability to successfully and timely complete the acquisition of, obtain certification for, and secure financing of, its Airbus aircraft, and to successfully integrate these aircraft into its fleet; the ability to implement its assignment to Delta of leases for 30 of the 328JET aircraft that have been used in the Company’s Delta Connection operations; the expectation that the Company will remain obligated under the leases for 328JET aircraft to be assigned to Delta, and would be obligated to fulfill these obligations should Delta default at any time prior to the expiration of the leases; unexpected costs or procedural complications arising from the insolvency of Fairchild Dornier GmbH, the manufacturer and equity owner of the 328JETs; the ability to successfully remarket or otherwise make satisfactory arrangements for its J-41 aircraft and for three 328JET aircraft not assigned to Delta; the ability to successfully hire, train and retain employees; the ability to reach agreement with AMFA and AFA-CWA on mutually satisfactory contracts; the ability of government agencies involved in airport operations to handle the increased number of flights and passengers at Washington Dulles without interference with airline operations; the ongoing deterioration in the industry’s revenue environment; and general economic and industry conditions, any of which may impact the Company, its aircraft manufacturers and its other suppliers in ways that the Company is not currently able to predict. Certain of these and other risk factors are more fully disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and under “Risk Factors,” below. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

Overview

     During the third quarter 2004, FLYi, Inc. completed the transformation of the Company’s United Express operation into Independence Air by completing final operations for United on August 3, 2004. The Company continued to operate as a Delta Connection carrier during the third quarter however, under the terms of the transition agreement with Delta, completed operations as of November 1, 2004. The Company is currently operating 87 CRJs in its Independence Air operation, completed the early retirement of the remaining J41 turboprop aircraft as they exited United Express service, and is in the process of assigning leases for 30 328Jets to Delta. The Company has early retired and intends to sublease and or sell the three additional 328Jets (two leased and one owned) not assignable to Delta. The early retirement of the two leased 328Jets will result in a charge in the fourth quarter 2004. In September, the Company took delivery of its first Airbus A319 aircraft under a five year operating lease. The Company continues to work with the FAA on certification procedures and expects to place the A319 aircraft in service during November 2004.

     With the completion of the Delta code-share agreement, FLYi, Inc. officially changed the name of its primary operating subsidiary, Atlantic Coast Airlines, to Independence Air, Inc. on November 5, 2004.

     The transition out of the United Express program to Independence Air operations resulted in lost aircraft days for each of the CRJs from the time they left United Express service until the time they began Independence Air service. The Company continued to experience this loss of revenue for aircraft out of service during the third quarter. The Company also continued to incur costs such as aircraft rents, depreciation on owned aircraft, crew costs and hull insurance while these aircraft were generating no revenue. In addition, the ramp-up of Independence Air service results in the Company’s passenger revenue being dependent upon ticket sales for the Company’s Independence Air operations, in contrast to the fixed fee-per-departure or block-hour revenue model of the Company’s United Express and Delta Connection operations. Revenue from ticket sales during the quarter was below the Company’s original expectations. These changes in the Company’s business model affect the comparability of period-to-period financial results.

     During the third quarter 2004, the Company derived approximately 43.9% of its passenger revenue from its Independence Air operation, 38.2% from its Delta Connection operations and 17.9% from its United Express operations. Year to date, United Express operations accounted for 67.1% of passenger revenues, Delta Connection operations 22.5%, and Independence Air operations 10.4%. For the full year 2003, 83.2% of passenger revenues came from the United Express operation and 16.8% came from the Delta Connection operation.

Third Quarter Operating Statistics

			(Decrease)
Three months ended September 30,	2003	2004	Increase
Revenue passengers carried	2,206,540	1,626,162	(26.3%)
Revenue passenger miles (“RPMs”) (000’s)	877,522	563,471	(35.8%)
Available seat miles (“ASMs”) (000’s)	1,190,851	1,046,942	(12.1%)
Passenger load factor	73.7%	53.8%	(19.9 pts)
Revenue per ASM (cents)	18.2	11.2	(38.5%)
Cost per ASM (cents)	15.4	21.8	41.5%
Cost per ASM (cents), adjusted [1]	15.4	19.9	29.1%
Average passenger segment (miles)	398	347	(12.8%)
Revenue departures (completed)	73,687	67,532	(8.4%)
Total block hours	105,925	92,716	(12.5%)
Aircraft utilization (block hours)	7.9	8.2	3.8%
Average cost per gallon of fuel (cents)	107.3	147.4	37.4%
Aircraft in service (end of period)	146	121	(17.1%)
Revenue per departure	$2,949	$1,743	(40.9%)

1“Cost per ASM (cents), adjusted” excludes an aircraft early retirement charge of $19.9 million in 2004. See “Operating Expenses,” below.

Comparison of three months ended September 30, 2004, to three months ended September 30, 2003.

Results of Operations

     General

          The net loss in the third quarter was $82.7 million, or ($1.82) per share on a diluted basis compared to net income of $21.3 million or $0.47 per share on a diluted basis for the same period last year. Several factors contributing to the net loss incurred in the third quarter of 2004 in comparison to the third quarter of 2003 are: 1) reduced revenue from the United Express program, 2) costs associated with the launch of Independence Air operations, 3) a charge for early retirement of J-41s from the United Express program, 4) impairment of the owned 328JET assets utilized in the Delta Connection program, 5) interest expense related to the issuance of $125.0 million convertible notes, and 6) an increase in fuel prices. Further discussion of these factors is provided below.

          During the third quarter, the Company early retired the remaining nine J-41s of which eight were leased and one was owned. These aircraft were removed from the United program on the final transition date of August 4, 2004. The Company incurred a charge of $19.9 million ($14.8 million net of tax) in the third quarter 2004 for the retired eight leased aircraft compared to no early aircraft retirement charges recorded in the third quarter 2003.

     Operating Revenues

          Passenger revenues decreased 45.8% to $117.7 million for the three months ended September 30, 2004 from $217.3 million for the three months ended September 30, 2003. Passenger revenues decreased in the third quarter of 2004 due to the termination of the United program on August 3, 2004, and the transition of the Company’s revenue base from a fee-per-departure code share model to one dependent on Independence Air ticket sales. Code-share revenue decreased $151.3 million to $66.0 million for the three months ended September 30, 2004. This decrease was offset in part by $7.4 million in additional revenue as a result of agreeing on 2004 rate adjustments with Delta.

          Independence Air revenue was $51.7 million for the three months ended September 30, 2004 with an average load factor of 45.3%. As a result of the need to modify the exterior livery and reconfigure the interior of each CRJ aircraft in order to change them into the Independence Air brand, only one-third of the CRJ fleet was in revenue service for the full quarter. The remaining two thirds of the CRJ fleet re-entered revenue service (approximately one-third in August and one- third in September) as they completed their modification into the Independence Air brand.

          Other revenue decreased 50.0% to $1.9 million compared to $3.8 million for the same period last year. The decrease is primarily the result of the expiration of the Company’s final private shuttle contract at the end of April 2004 and the completion in the second quarter of 2004 of the Company’s provision of ground handling services to other United code share partners. The Company has chosen to not pursue additional business as a private shuttle service, although charter services may be provided from time to time.

     Operating Expenses

          A summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended September 30, 2003 and 2004 is as follows:

	Three Months ended September 30,
	2003		2004
	Percent of	Cost	Percent of	Cost
	Operating	Per ASM	Operating	Per ASM
	Revenues	(cents)	Revenues	(cents)
Salaries and related costs	23.4%	4.4	45.2%	5.2
Aircraft fuel	15.9%	2.9	36.9%	4.2
Aircraft maintenance and materials	9.2%	1.7	13.5%	1.5
Aircraft rentals	14.7%	2.7	24.9%	2.9
Sales and marketing	2.6%	0.5	11.4%	1.3
Facility rents and landing fees	5.9%	1.1	11.7%	1.3
Depreciation and amortization	3.5%	0.6	12.1%	1.4
Other	7.9%	1.5	18.4%	2.1
Aircraft early retirement charge	—	—	16.6%	1.9

Total	83.1%	15.4	190.7%	21.8

          Total operating expenses increased 24.2% to $228.1 million for the quarter ended September 30, 2004 compared to $183.7 million for the quarter ended September 30, 2003. The primary cause of the increase in operating expenses was an aircraft early retirement charge of $19.9 million in the third quarter 2004 compared to no early aircraft retirement charges in the third quarter 2003, an increase in fuel costs of $9.1 million as a result of a substantial increase in the average cost per gallon for fuel, an impairment charge of $7.1 million to write-down the value of the owned 328JET assets to estimated fair market value, which is included in deprecation and amortization, and an increase in sales and marketing costs of $8.0 million related to the launch of Independence Air, partially offset by a decrease in maintenance costs of $4.2 million, due to a gain recorded as a result of terminating the Company’s CRJ engine maintenance agreement.

          The lost utilization of CRJs while they were being converted to Independence Air livery and refurbished following transition out of the United Express program together with the removal of all J-41s as of the end of third quarter resulted in a 12.1% decrease in available seat miles (“ASMs”) for the third quarter 2004 compared to the same period last year. Changes in relative costs per ASM that are not primarily attributable to the changes in capacity are as follows:

          The cost per ASM of salaries and related costs increased 0.8 cents or 18.2% due to an increase in the number of customer service and reservation agents needed to support the new Independence Air operations.

          The cost per ASM of aircraft fuel increased 1.3 cents or 44.8% due to a 37.4% increase in the average cost per gallon of fuel to $1.47 in the third quarter of 2004 from $1.07 in the third quarter of 2003. Under the terms of the Company’s agreements with United and Delta, those parties had the risks and benefits of changes in fuel prices, and the Company was not exposed to fluctuations in fuel prices. The Company bears the exposure to increases in fuel prices in its Independence Air operations, and during the third quarter 2004 had no fuel hedges in place to mitigate that exposure.

          The cost per ASM of maintenance decreased $0.2 cents or 11.8% due primarily to $10.5 million of credits to aircraft maintenance and materials as a result of settling the arbitration and terminating the CRJ engine power-by-the-hour maintenance agreement with an engine service provider. This reduction in costs was partially offset by the expensing of $2.1 million in painting costs for livery changes to Independence Air on the CRJ aircraft and increases in maintenance expense as the CRJ and 328JET fleets continue to age, and as manufacturer warranties for the CRJs expire.

          The increased cost per ASM of 0.2 cents or 7.4% of aircraft rentals resulting from the decrease in ASMs was offset in part by the decrease of rental expense for J-41s which have been included in the aircraft early retirement charge.

          The cost per ASM of sales and marketing increased 160.0% due primarily to the marketing expense to advertise the launch of Independence Air. The costs include $9.2 million for direct advertising via print, television, and radio media and strategic partnerships with local companies in the Washington D.C. metropolitan area. The increase in costs related to the marketing of the Independence Air brand is partially offset by decreases in computer reservation fees that were incurred under United Express operations, and which were expensed as incurred. These computer reservation fees significantly decreased due to the termination of the Company’s United Express operation on August 3, 2004.

          Cost per ASM of facility rents and landing fees increased 0.2 cents or 18.2% for third quarter 2004 compared to the third quarter 2003. The increase is primarily the result of increases in airport rents as the Company leases more space at airports for ticket counters and gate space. A large portion of this increase is at the Company’s Dulles airport hub, with the remainder being at the outlying stations where United had historically handled the station. Another contributing factor to the increase is the increase in landing fees charged by airports in the current year and an increase in the utilization of CRJs as a percentage of the mix of aircraft used as CRJs have a higher landing fee rate than J-41s.

          The cost per ASM of depreciation and amortization increased 0.8 cents or 133.3% due primarily to a total impairment charge of $7.1 million to write-down the value of the owned 328JET and 328JET spare parts to estimated fair market value.

          The cost per ASM of other operating expenses increased 0.6 cents or 40.0% to 2.1 cents in the third quarter of 2004 from 1.5 cents in the third quarter of 2003. In absolute dollars, other operating expenses increased 26.4% to $22.0 million in the third quarter of 2004 from $17.4 million in the third quarter of 2003. The increased costs were primarily the result of Independence Air launch costs for consulting and legal fees and training costs for pilots and mechanics due to the introduction of the Airbus single-aisle aircraft into the Company’s fleet.

          The cost per ASM of aircraft early retirement charges increased to 1.9 cents in the third quarter of 2004. This increase was due to the retirement of the remaining eight leased J-41 aircraft from the United Express program in third quarter 2004 compared to no early aircraft retirement charges recorded in third quarter 2003.

     Other income (expense)

          Interest income increased 178.4% or $1.0 million to $1.6 million in the third quarter of 2004 from $0.6 million in the third quarter of 2003. The increase is primarily attributable to the capitalization of interest of $0.8 million related to the progress payments to Airbus for the purchase of 16 single-aisle aircraft.

          Interest expense increased 93.7% or $1.7 million to $3.5 million in the third quarter of 2004 from $1.8 million in the third quarter of 2003. The increase reflects $1.9 million in interest expense related to $125.0 million in convertible notes issued in February 2004 with a 6% interest rate.

Year to Date Operating Statistics

			(Decrease)
Nine months ended September 30,	2003	2004	Increase
Revenue passengers carried	6,310,481	5,485,715	(13.1%)
Revenue passenger miles (“RPMs”) (000’s)	2,478,521	2,078,114	(16.2%)
Available seat miles (“ASMs”) (000’s)	3,426,560	3,231,026	(5.7%)
Passenger load factor	72.3%	64.3%	(8.0 pts)
Revenue per ASM (cents)	18.7	16.0	(14.4%)
Cost per ASM (cents)	15.6	20.5	31.6%
Cost per ASM (cents), adjusted [1]	16.6	19.0	14.6%
Average passenger segment (miles)	393	379	(3.6%)
Revenue departures (completed)	218,955	203,138	(7.2%)
Total block hours	315,037	288,665	(8.4%)
Aircraft utilization (block hours)	8.0	7.8	(2.5%)
Average cost per gallon of fuel (cents)	113.0	134.4	18.9%
Aircraft in service (end of period)	146	121	(17.1%)
Revenue per departure	$2,921	$2,544	(12.9%)

1“Cost per ASM (cents), adjusted” excludes an aircraft early retirement charge of $48.5 million in 2004 and a reversal of charges of $34.6 million in 2003. See “Operating Expenses,” below.

Comparison of nine months ended September 30, 2004, to nine months ended September 30, 2003.

Results of Operations

     General

          The net loss for nine months ended September 30, 2004, was $106.1 million, or $2.34 per share on a diluted basis compared to net income of $69.1 million or $1.52 per share on a diluted basis for the same period last year. The same primary factors affecting the Company’s third quarter 2004 operations also impacted results for the first nine months of 2004 in comparison to the same period for 2003.

          The Company retired 25 J-41s from the United program during the first nine months of 2004 of which 21 were leased and four were owned. The Company incurred a charge of $48.5 million ($34.6 million net of tax) for the 21 leased aircraft that were retired during the nine months ended September 30, 2004 compared to a reversal of previously recorded charges for the early retirement of aircraft of $34.6 million ($20.4 million net of tax) for the nine months ended September 30, 2003.

     Operating Revenues

          Passenger revenues decreased 19.2% to $516.8 million for the nine months ended September 30, 2004 from $639.6 million for the nine months ended September 30, 2003. Passenger revenues decreased primarily due to the termination of the United Express operations on August 3, 2004 and the transition of the Company’s revenue base from a fee-per-departure model to one dependent on Independence Air ticket sales. Other factors that negatively impacted revenue for the first nine months of 2004 were decreases in departures resulting from aircraft utilization being lowered by United during the period when the Company’s aircraft were transitioning out of the United Express program and the temporary grounding of 328JETs for unscheduled engine maintenance in the first quarter of 2004.

          Other revenue decreased 58.2% to $5.3 million for the nine months ended September 30, 2004, compared to $12.8 million for the same period last year. The decrease is primarily the result of decreased revenue from the Company’s private shuttle operation as the Company has not had a private shuttle agreement since April 2004. Also, the transition of ground handling services provided to other United code share partners substantially decreased revenue as the Company completed transitioning ground handling at all outstations to other United code share partners in the first half of 2004.

     Operating Expenses

          A summary of operating expenses as a percentage of operating revenues and cost per ASM for the nine months ended September 30, 2003, and 2004 is as follows:

	Nine Months ended September 30,
	2003		2004
	Percent of	Cost	Percent of	Cost
	Operating	Per ASM	Operating	Per ASM
	Revenues	(cents)	Revenues	(cents)
Salaries and related costs	24.7%	4.7	30.9%	5.0
Aircraft fuel	16.5%	3.2	23.4%	3.7
Aircraft maintenance and materials	9.6%	1.8	11.5%	1.9
Aircraft rentals	14.8%	2.8	17.8%	2.9
Sales and marketing	2.7%	0.5	7.4%	1.2
Facility rents and landing fees	5.8%	1.1	7.6%	1.2
Depreciation and amortization	3.2%	0.6	6.2%	1.0
Other	9.8%	1.9	12.9%	2.1
Aircraft early retirement charge	(5.3%)	(1.0)	9.3%	1.5

Total	81.8%	15.6	127.0%	20.5

          Total operating expenses increased 24.2% to $663.4 million for the nine months ended September 30, 2004 compared to $533.9 million for the nine months ended September 30, 2003. The primary cause of the increase in operating expenses was an aircraft early retirement charge of $48.5 million recognized in the nine months ended September 30, 2004 compared to a reversal of charges of $34.6 million recognized in the nine months ended September 30, 2003, an increase in fuel costs of $14.8 million, an increase in sales and marketing costs of $20.8 million related to the initiation of the Independence Air advertising campaign, and an increase in depreciation and amortization of $11.2 million primarily related to impairment losses on the one owned 328JET and 328JET spare parts, partially offset by a decrease in maintenance expenses of $2.7 million due to a gain recorded as a result of terminating the Company’s CRJ engine maintenance agreement.

          The lost utilization of CRJs while they were being converted to Independence Air livery and refurbished following transition out of the United Express program and the removal of J-41s during the first nine months of 2004 resulted in a 5.7% decrease in available seat miles (“ASMs”) for the nine months ended September 30, 2004. Changes in relative costs per ASM that are not primarily attributable to the changes in capacity are as follows:

          The cost per ASM of salaries and related costs increased 0.3 cents or 6.4% due to an increase in the number of customer service and reservation agents necessary to support Independence Air operations.

          The cost per ASM of aircraft fuel increased 0.5 cents or 15.6% to 3.7 cents in the first nine months of 2004 compared to 3.2 cents in the first nine months of 2003. The increase is primarily the result of an increase in the average cost per gallon of fuel to $1.34 in the first nine months of 2004 from $1.13 in the first nine months of 2003. Under the terms of the Company’s agreements with United and Delta, those parties had the risks and benefits of changes in fuel prices and the Company was not exposed to fluctuations in fuel prices. The Company bears the exposure to increases in fuel prices in its Independence Air operations, and during the nine months ended September 30, 2004 had no fuel hedges in place to mitigate that exposure.

          The cost per ASM of maintenance increased 5.6% primarily due to $3.1 million in painting costs related to the transition from United livery to Independence Air livery for the CRJs and increases in maintenance expense as the CRJ and 328JET fleets continue to age, and as manufacturer warranties for the CRJs expire, offset by $10.5 million of credits to aircraft maintenance and materials as a result of settling the arbitration and terminating the CRJ engine power-by-the-hour maintenance agreement.

          The cost per ASM of sales and marketing increased 140.0% due primarily to the initiation of a marketing program designed to advertise the launch of services for Independence Air. The costs include $22.3 million for direct advertising via print, television, and radio media and strategic partnerships with local companies in the Washington D.C. metropolitan area. This increase in costs related to the marketing of the Independence Air brand is partially offset by decreases in computer reservation fees that were incurred under United Express operations, and which were expensed as incurred. These computer reservation fees significantly decreased due to the termination of the Company’s United Express operation on August 3, 2004.

          Cost per ASM of facility rents and landing fees increased 0.1 cents or 9% to 1.2 cents in the first nine months of 2004 from 1.1 cents for the first nine months of 2003. The increase is primarily the result of increases in landing fees and facility rents charged by airports in the current year and an increase in the utilization of CRJs as a percentage of the mix of aircraft used as CRJs have a higher landing fee rate.

          The cost per ASM of other operating expenses increased 0.2 cents or 10.5% to 2.1 cents in the first nine months of 2004 compared to 1.9 cents in the first nine months of 2003. In absolute dollars, other operating expenses increased 5.4% to $67.4 million in the first nine months of 2004 from $64.0 million in the first nine months of 2003. The increased costs were primarily the result of an increase in legal costs of $2.8 million resulting from litigation costs related to Mesa’s takeover attempt and the termination of the United and Delta code share agreements, a $1.3 million fine assessed by the FAA for maintenance violations, and approximately $4.0 million of professional costs related to the implementation of the Independence Air program offset by a $1.0 million payment to Delta to remove contractual restrictions on the use of the Company’s ACJet subsidiary and its operating certificate incurred in first quarter of 2003, and a reduction in insurance costs of $3.8 million in 2004 compared to 2003.

          The cost per ASM of aircraft early retirement charges increased to 1.5 cents in the first nine months of 2004 due to the retirement of 21 leased J-41 aircraft from the United Express program in the first nine months of 2004. This compared to a reversal in the second quarter of 2003 of $34.6 million of aircraft early retirement charges previously recognized in 2001 and 2002 due to the delay in the retirement plan of the J-41 aircraft from the United Express program.

     Other income (expense)

          Interest income increased 110.8% or $2.0 million to $3.8 million in the first nine months of 2004 from $1.8 million in the first nine months of 2003. The increase is primarily attributable to higher cash and short-term investment balances and the capitalization of interest of $1.1 million related to the progress payments to Airbus for the purchase of 16 single-aisle aircraft.

          Interest expense increased 133.5% or $6.0 million to $10.5 million in the first nine months of 2004 from $4.5 million in the first nine months of 2003. The increase reflects $4.5 million in interest expense related to $125.0 million in convertible notes issued in February 2004 with a 6% interest rate, and debt financing of six CRJs delivered in the second and fourth quarters of 2003. In addition, the Company recorded accretion expense of $0.9 million related to the early retirement of J-41s retired in the second half of 2003 and first nine months of 2004.

Liquidity and Capital Resources

          As of September 30, 2004, the Company had cash, cash equivalents and short-term investments of $198.0 million and working capital of $203.0 million compared to $297.9 million and $270.8 million, respectively, as of December 31, 2003. The Company has $40.6 million of restricted cash as of September 30, 2004, a portion of which is restricted under the terms of a letter of credit agreement with Wachovia Bank and the remainder of which are payments received from passengers for future travel that are placed in an interest bearing account with the Company’s credit card processor. During the first nine months of 2004, cash and cash equivalents decreased by $56.2 million, reflecting net cash used in operating activities of $95.0 million, net cash used in investing activities of $77.0 million and net cash provided by financing activities of $115.8 million. The $95.0 million net cash used in operating activities primarily reflects the $106.1 net loss for the nine month period offset by non-cash expenses for depreciation. As discussed further below, the Company has uneven semi-annual lease payments on its regional jets, with approximately 67% due in January and 23% due in July. The net cash provided by financing activities during the nine months resulted primarily from the $125 million of proceeds from the issuance of long-term convertible debt.

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

          The Company’s business is capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft. The Company has funded the acquisition of the majority of its aircraft by entering into off-balance sheet financing arrangements known as leveraged leases, in which third parties provide equity and debt financing to purchase the aircraft and simultaneously enter into long-term agreements to lease the aircraft to the Company. The Company executed operating lease agreements for ten Airbus A319 aircraft during the first quarter of 2004. In April 2004, the Company entered into two additional operating lease agreements for A319 aircraft with a third party leasing company. The A319 lease agreements require the Company to place security deposits prior to the time that aircraft are delivered. The first leased A319 aircraft was delivered in September 2004, the second was delivered in October 2004, and the remainder are scheduled for delivery later in 2004 and early 2005. The Company finalized the contract for its firm order of 15 Airbus single aisle aircraft in April 2004, and for one additional such aircraft in July 2004, all of which are scheduled to be delivered in 2005 and 2006. The purchase agreement requires the Company to make initial deposits and progress payments totaling $125.5 million. The airframe manufacturer has agreed to finance a portion of the progress payments and, subject to material adverse change provisions applicable at the time of financing, the airframe and engine manufacturers have agreed to provide backstop financing for up to 15 aircraft of up to 80% of the purchase price if the Company is unable to obtain third party financing. The Company is in negotiations with the A319 lessors and others to secure operating leases for some or all of the firm ordered aircraft. These negotiations could result in the Company accepting changes to its current lease agreements for A319 aircraft.

          The following summarizes our principal contractual commitments as of September 30, 2004:

	Three Months
	ended
	Dec. 31,
(in millions)	2004	2005	2006	2007	2008	Thereafter	Total
Long term debt	$3.1	$60.2	$12.7	$8.4	$10.5	$193.7	$288.6
Capital lease obligations	.2	.7	.6	.4	.1	—	2.0
Guaranteed simulator usage commitments	.4	1.2	1.2	1.2	1.2	2.5	7.7
Operating lease commitments(1)	7.8	188.6	191.8	185.0	173.4	1,264.3	2,010.9
Aircraft purchase commitments (2)	—	350.0	210.0	—	—	—	560.0
Other purchase commitments	0.4	2.2	1.3	.9	1.2	.9	6.9

Total contractual capital commitments	$11.9	$602.9	$417.6	$195.9	$186.4	$1,461.4	$2,876.1

1.	Includes estimated amounts to be due for the 11 Airbus single-aisle aircraft to be delivered subsequent to September 30, 2004.

2	Does not include future purchase commitments for CRJ aircraft with Bombardier which would be due only if the Company waived conditions contained in the purchase agreement.

     Capital Equipment and Debt Service

          Capital expenditures for the first nine months of 2004 were $34.9 million, compared to $74.7 million for the same period in 2003. Capital expenditures in the first nine months of 2004 consisted primarily of assets to be utilized in Independence Air service, including computer hardware and software related to the implementation of a reservation system, leasehold improvements to the gate and ticket counter space at Washington Dulles and other outstations, and aircraft modifications and betterments for the renovation of the CRJs from the United Express program to the Company’s Independence Air operations. Capital expenditures also included the purchase of rotable spare parts for regional jets, and vehicles and ground service equipment. Capital expenditures in the first half of 2003 included the purchase of six CRJ aircraft, four of which were 80% debt financed by a third party with the remaining amounts being funded through non-traditional financing.

          For the remainder of 2004, the Company anticipates spending approximately $2.1 million for rotable spare parts for the Airbus aircraft, ground service equipment, facilities improvement and build-outs, and computers and software related to Independence Air’s continued expansion.

          Debt service including capital leases for the nine months ended September 30, 2004 was $6.1 million compared to $4.5 million in the same period of 2003.

          The Company’s launch of Independence Air operations has and will continue to require significant capital commitments to establish the infrastructure required for operations, to establish station operations at new locations, to brand and market the expanding operations, to acquire and finance additional aircraft, and to fund the Company’s operations during the interruption of service and following the commencement of service as it transitioned out of the United Express and Delta Connection programs. The Company expects to expend and commit significant amounts in the remainder of 2004 and 2005 as it continues to implement the Independence Air business plan. The Company’s uneven semi-annual lease payments on its regional jets, with approximately $83 million due in January 2005, (excluding an additional $16.6 million due for the 328Jets which the Company expects Delta to pay), combined with the large operating losses currently being incurred will negatively impact available cash during the fourth quarter and into 2005. The Company is in discussions with its CRJ, 328Jet, and J41 aircraft lessors and lenders and the aircraft manufacturers to negotiate payment deferrals of amounts due or coming due for the next two years and early termination of some leases. Absent participation by these parties in agreeing to the deferrals and early terminations, the Company believes that its cash balances and cash flow from operations together with operating lease financing and other available equipment financing will be insufficient to enable the Company to meet its working capital needs, expected operating lease financing commitments, other capital expenditures, and debt service requirements on a going forward basis. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. Future events could affect the industry or the Company in ways that are not presently anticipated that could further adversely affect the Company’s liquidity. The Company is and will continue evaluating opportunities to issue additional equity or debt securities, obtain credit facilities from lenders, finance or refinance its assets, and/or restructure its obligations for strategic reasons, all to further strengthen its financial position. See further discussion in the “Recent Developments and Outlook” section.

Recent Developments and Outlook

          This outlook section contains forward-looking statements, which are subject to the risks and uncertainties set forth above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements” and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     United Express Operations

          The Company completed the transition out of the United Express program on August 3, 2004, and subsequently reached a settlement agreement with United on the disputed payments due the Company under the 2004 rate setting agreement. This settlement was approved by the bankruptcy court in October at which time the Company received a final payment of $4.0 million from United. The settlement agreement also stipulated that both parties agree that after the $4.0 million payment, neither party owed the other any further amounts. The settlement does not include the Company’s claim for pre-petition damages, including damages for United’s termination of the United Express Agreement. The Company has filed a claim with the bankruptcy court, although the amount it may collect from its claim is uncertain. The effect of the settlement agreement will be recognized in the fourth quarter.

     Delta Connection Operations

          During the third quarter, the Company reached agreement with Delta on a transition plan out of the Delta Connection program and finalized rates for 2004. The finalization of 2004 rates resulted in the Company recording $7.4 million of additional revenue during the quarter. The Company completed Delta Connection flying on November 1 per the transition agreement and is in the process of assigning the leases related to the operation of the 328JET aircraft to Delta. The form and substance of the assignment of these aircraft is subject to approval by the leveraged lease lenders and the estate of the Fairchild bankruptcy group, which maintains an equity interest in the 328JETs. This approval has not yet been obtained. Under the terms of its lease agreements, the Company will not have the right to be released from any future obligations under the leases for these aircraft if Delta defaults on those obligations because Delta currently fails to meet stipulated financial conditions under the applicable leases. Accordingly, unless the Company is able to obtain releases of those obligations from the participating lenders, the Company will remain obligated under the lease agreements should Delta default at any time prior to the expiration of the leases. If Delta files for bankruptcy, the Company ancitipates Delta would seek to reject its obligation to assume the leases under the Delta Agreement or, depending on the timing of any such filing, to reject its obligations under the 328Jet aircraft leases assigned to it.

          Since the Company does not plan to operate the 328JET aircraft, it also will be responsible for the remarketing of the two leased and one owned 328JET aircraft that it does not have a right to require Delta to assume. To the extent that the Company is unable to secure early termination from the lessors or to remarket the aircraft on terms equal to its current lease liability, the Company may determine it necessary to take an early retirement charge for the two leased 328JETs in the fourth quarter 2004. Based on current estimates of fair market values for 328JETs, and the related spare parts and assemblies, the Company recorded a $7.1 million (pre-tax) write-down of the carrying value of its 328JET assets. Additional charges and/or write-down of asset values could occur depending on changes in estimates of fair market value or remarketing opportunities for the 328JET assets.

     Independence Air Operations

          The Company began operation of the low-fare airline, Independence Air, on June 16, 2004. The inaugural Independence Air flights served five markets from Washington Dulles with more added as the CRJ aircraft completed their interior and exterior conversion to the Independence Air standard. The transition was completed in September when all 87 CRJs were operating as Independence Air serving 40 destinations with over 600 flights per day systemwide.

          In September, the Company took delivery of its first of 12 leased Airbus A319 aircraft. In addition, the Company has 16 additional A319s on order directly from the manufacturer. Prior to the operation of the larger Airbus aircraft, the Company must receive various FAA approvals. FAA approval will be based on a determination that the Company has adequate training, maintenance and operating procedures necessary to conduct larger aircraft operations. The FAA approval process is ongoing and the Company believes it will be able to obtain all necessary FAA approvals in connection with the conduct of its operation of larger aircraft. However, final FAA approval was not obtained prior to the expected date and as a result the Company’s introduction of the A319 aircraft into revenue service has been delayed. Once FAA approval is received, the Company will operate its Airbus single aisle aircraft in larger, long and short-haul markets in which the Company will seek to take advantage of the low cost per seat mile of these aircraft, and will continue to operate its CRJ aircraft in short-haul markets with additional frequencies that will take advantage of the lower per-trip cost of this aircraft relative to larger aircraft.

          At the Company’s 2004 annual stockholder meeting held May 26, 2004, stockholders approved the proposal to change the name of the Company from Atlantic Coast Airlines Holdings, Inc. to FLYi, Inc. Prior to the opening of trading on August 4, 2004, the Company changed the name of its corporate parent and stock ticker symbol to reflect its newly-premiered Independence Air brand name. Atlantic Coast Airlines Holdings, Inc. became FLYi, Inc. and its symbol on the NASDAQ National Market was changed from ACAI to FLYI, mirroring the Independence Air web address www.FLYi.com. On November 5, 2004 the Company changed the name of its operating subsidiary from Atlantic Coast Airlines to Independence Air, Inc.

          The Company has experienced and continues to experience a fierce competitive response to its low fare marketing strategy from both the legacy carriers and other low fare carriers. United not only replaced the capacity that the Company provided as a United Express carrier, but also increased service from Washington Dulles while matching fares and offering special frequent flyer incentives in markets where it competes with Independence Air. In other markets where the Company competes, USAirways, Delta, and Northwest have matched fares, added frequency to existing markets, and/or started service to markets they previously did not serve. During the third quarter 2004, industry yields as a whole fell as a result of the weak revenue environment and the inability to raise fares. The fierce competition and weak revenue environment have resulted in Independence Air’s revenue falling significantly below anticipated levels.

          This revenue shortfall combined with the unprecedented high jet fuel prices has caused the Company to expend more cash than it anticipated when it embarked on its strategy of becoming an independent airline. Although the Company has implemented cost savings measures and reduced capital spending, it cannot sustain the losses it currently projects for the fourth quarter 2004 and full year 2005 without additional liquidity. In order to increase available cash, the Company has engaged in a series of actions designed to reduce or eliminate certain of its obligations and to raise cash in the near term. The Company has entered discussions with its CRJ aircraft lessors and lenders to negotiate payment deferrals of amounts due or coming due for the next two years, with its J41 lessors to terminate the leases, and with its 328Jet lessors to assign the aircraft to Delta and be released from future obligations. The Company is also negotiating for the potential sale or financing of unemcumbered assets including four owned CRJs, one owned 328Jet, and aircraft spare parts. The Company is also evaluating the possible early termination of some of its leased CRJ aircraft.

          The acquisition of Airbus aircraft is critical to the Company’s business plan, which assumes that CRJ passengers will be able to connect to longer haul and larger markets served by narrowbody aircraft. The Company is in discussions with Airbus and operating lessors regarding the terms for securing future aircraft deliveries in order to address the Company’s liquidity constraints and the operating lessors’ interest in assuring the Company’s ability to perform its obligations. These discussions may affect terms and aircraft delivery schedules.

          The Company has not made approximately $8.7 million in certain pre-delivery deposit payments that were due to Airbus in October and November 2004. On November 8, 2004, Airbus notified the Company that it is in default on its Airbus purchase agreement. This default, unless cured, would provide Airbus with the right to terminate the agreement and/or to pursue other remedies as early as November 10, 2004. Termination by Airbus could also trigger other defaults or payments, including under various aircraft leases. The Company has sufficient cash to make the overdue payments but is engaged in discussions with Airbus regarding the terms for acceptance of future aircraft deliveries. The discussion includes the rescheduling of aircraft deliveries to a later period, and an adjustment in predelivery payments. The Company will decide whether to make the outstanding payments based on the status of ongoing negotiations, and whether to make future payments as they come due.

          The Company believes that it has sufficient liquidity to fulfill all of its obligations arising prior to the lease payments that are due in January 2005. The Company is in negotiations with various parties to provide sufficient liquidity to make these payments and to meet its subsequent obligations as they come due. If the Company is unsuccessful in those negotiations in a satisfactory or timely manner, it will be forced to consider commencing a bankruptcy case under Chapter 11 of the U.S. Bankruptcy Code or may be the subject of an involuntary Chapter 11 case commenced against it by creditors.

          The proposals being discussed with lessors to address liquidity may, if agreed, result in one-time or ongoing adjustments in earnings. These effects could result from such areas as the settlement of leases with prepaid earnings, an increase in book rent as a result of deferrals in payments, or other factors.

          The Company continues to remain confident in its business model provided that it is successful in addressing its liquidity issues. The Company believes that Independence Air continues to have the ingredients to be a successful low-cost carrier, including a strong origin and destination based hub, competitive costs, a developing brand position and recognition, a productive motivated labor force and a strong and deep management team. It also believes that low-cost carriers will continue to gain market share from legacy carriers. The Company also believes that although its revenue started from a lower base and has ramped up slower than anticipated, its trends are nevertheless positive. For example, it has observed a pattern of increases in revenue per flight based on the length of time that each market has been in service, its iCLUB frequent flyer program has grown to over 500,000 members, its load factor increased substantially in October, and its connecting traffic increased following its announcement of Florida markets ultimately intended to be served by its A319 aircraft. On the other hand, the Company has been disappointed in its level of business traffic relative to leisure traffic. In order to address this situation, the Company has made arrangements to allow its fares to be offered through global distribution systems commonly used by travel agents. The initial plan was to follow the model used by some other low-cost carriers to limit distribution to its own web site and call center, however, the recent decision is based on the conclusion that Independence Air’s flight schedule requires a greater reach to business customers. As of November 2004, all fares now are available for sale through the Galileo global distribution system (GDS) and its U.S.-based Apollo system, and the Company is continuing to pursue arrangements with other such systems. Management believes that this new strategy will have a significant favorable impact on its traffic and revenue. The Company has also adjusted its flight schedule to reflect seasonality and to reflect the performance of particular markets. The adjustments have included flights from certain spoke cities directly to popular Florida destinations. Finally, the Company continues to believe that the introduction of narrowbody aircraft to larger markets will improve its traffic to other markets. For example its connecting traffic increased following its announcement of Florida markets ultimately intended to be served by its A319 aircraft.

          The Company can begin operating its A319 aircraft in revenue service only after gaining authorization from the FAA to add these aircraft to the Independence Air Operations Specifications. The Company has experienced delays in receiving this authorization. While the timing of the completion of certification is uncertain, the Company presently anticipates that the process will be completed during November 2004. In addition to this certification process, the Company is involved in an ongoing review by the FAA of the Company’s maintenance records program. The outcome of this review cannot be predicted at this time, but could result in additional fines or actions by the FAA. The Company is continuing to address matters raised by the FAA.

          The Company and the Air Line Pilots Association (“ALPA”) have not been able to agree over the interpretation of the collective bargaining agreement with respect to the cancellation in March 2003 of certain pilot vacancies. In situations where the parties cannot agree on an interpretation of the labor agreement, either party has the right under the Railway Labor Act to ask that a neutral third party determine the correct interpretation. The third party’s decision is final and binding and resolves this dispute, and the parties will be required to perform in accordance with the decision and without any further rights. If ALPA’s position is upheld, the arbitrator will determine whether any amounts are owed by the Company. The Company has also announced the involuntary furlough of 158 pilots in addition to 38 voluntary furloughs as a result of the termination of its Delta Connection operations. These furloughs will be implemented between December 2004 and February 2005.

          The Company’s collective bargaining agreement with the Aircraft Mechanics Fraternal Association (“AMFA”), which was ratified in June 1998, became amendable in June 2002, and its collective bargaining agreement with the Association of Flight Attendants – Communications Workers of America (“AFA-CWA”), which was ratified in October 1998, became amendable in October 2002. The Company is engaged in negotiations with AMFA and AFA-CWA regarding new agreements. The Company and AMFA agreed to apply jointly to the National Mediation Board (“NMB”) for its mediation services to assist with the negotiations. This is a typical step in airline collective bargaining. The mediator has no authority to compel either party to agree to contractual terms; rather, his or her role is to assist the parties in finding mutually acceptable resolutions to the outstanding issues. The NMB has appointed a mediator to the negotiations and several meetings have been held with the mediator. AMFA has also requested that the NMB release it from negotiations, but this request has been denied. Under the terms of the Railway Labor Act, a party cannot engage in self-help, including a right to strike, unless the NMB has granted such a release and a thirty day cooling off period has elapsed. There is no set timetable for how long the parties will remain in mediation.

          During the third quarter of 2004, operating expenses and capital expenditures were significantly impacted by continued expenditures resulting from the commencement of operations of Independence Air. The Company spent $9.2 million on advertising and marketing promotion expenses during the quarter and expects to continue to spend similar amounts for the fourth quarter of 2004. The Company expensed $2.1 million related to the repainting of the remaining CRJs as they transitioned out of the United Express program. The early retirement of the remaining J-41 fleet upon their transition out of the United Express program resulted in the Company recording a $19.9 million pre-tax charge for the present value of the future rents due, net of estimated remarket value. Capital expenditures in the third quarter included $3.4 million for certain interior modifications of the CRJs and $6.4 million for leasehold improvements to the regional terminal at Washington Dulles and the other airports being served by Independence Air. The Company is also incurring significant expenses as a result of its obligations to comply with the requirements of the Sarbanes-Oxley Act.

          The Company expects to incur significant operating losses for the fourth quarter 2004 and full year 2005 as it continues with expansion and growth of Independence Air. Revenues in the fourth quarter 2004 will be primarily dependent on the operations of Independence Air as United code share revenue ceased after August 3, 2004 and Delta code share revenue ceased after November 1, 2004. The Company is competing in a U.S. airline industry that continues to experience reductions in passenger yields, aggressive price competition, high insurance costs, high fuel costs, changing and increased government regulations and tightened credit markets as evidenced by higher credit spreads and reduced lending capacity. These factors are directly affecting the operations and financial condition of participants in the industry including the Company, its aircraft creditors, and aircraft manufacturers. In addition, the Company’s business strategy to compete as a low-fare airline places it in competition with other carriers that have established routes and brand recognition, greater financial resources and/or lower unit costs than the Company. Moreover, the ongoing losses incurred by the industry continue to raise substantial risks and uncertainties. These risks may impact the Company and aircraft manufacturers in ways that the Company is not currently able to predict. The Company’s past financial performance and operating results under its United Express and Delta Connection operations will have no effect and no bearing on the financial performance or operating results of Independence Air.

     The Company’s net loss for the third quarter 2004 and the nine months ended September 30, 2004 reflect a benefit from income taxes of approximately 25.4% and 28.7% respectively. The Company will realize this tax benefit as a reduction in deferred tax liabilities and as a carry back of net operating losses against taxes paid for the 2002 and 2003 tax years. The Company estimates that the total amount of its two year tax carry-back will be exhausted by the projected losses to be incurred for the remainder of 2004. The ability to record a tax benefit from future losses once the carry-back amount is exhausted will depend on the Company being able to generate income in future periods.

RISK FACTORS

     This outlook section contains forward-looking statements, which are subject to the risks and uncertainties set forth above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements” and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Risk Factors Affecting the Company Relating to Independence Air

Because we have no operating history as a low-fare carrier, it is difficult to evaluate our ability to succeed in this business

     Although we have operated as an airline since 1992, our past results offer no meaningful guidance with respect to our future performance because prior to June 16, 2004 we had not operated as an independent carrier. In addition, we have not had responsibility for route planning, scheduling, pricing, marketing, advertising, sales, revenue management or revenue accounting functions since December 2000, and for the first time we are operating our own distribution, reservations and ticketing functions. Also, while previous operations have been under the United and Delta brands, Independence Air is a new brand for us, and has limited market recognition. As a result, because we have only recently begun to operate as an independent, low- fare carrier, it is difficult to evaluate our future prospects. Our future performance will depend on a number of factors, including our ability to:

•	establish a brand and product that will be attractive to our target customers;

•	implement our business strategy by redeploying our existing CRJs and placing into service larger aircraft than we have previously operated;

•	choose new markets successfully;

•	secure favorable terms with airports, suppliers and other contractors;

•	maintain adequate control over our expenses;

•	monitor and manage major operational and financial risks;

•	obtain and maintain necessary regulatory approvals, including airport “slots” where necessary;

•	attract, retain and motivate qualified personnel;

•	finance the necessary capital investments;

•	maintain the safety and security of our operations; and

•	react to responses from our competitors, including both legacy and low-fare airlines.

There can be no assurances that we will successfully address any of these factors, and our failure to do so could harm our business.

We face pressure to restructure our financial obligations to avoid a near-term liquidity crisis.

          The fierce competition and weak revenue environment that the Company’s Independence Air operations have encountered, combined with lower than expected passenger traffic and unprecedented high jet fuel prices have resulted in Independence Air’s revenue falling significantly below anticipated levels and the Company expending cash at an unsustainable rate. Although the Company has implemented cost savings measures, it cannot reduce its operating costs enough to offset the revenue shortfall.

          The Company’s uneven semi-annual lease payments on its regional jets, with approximately $83 million due in January 2005, (excluding an additional $16.6 million due for the 328Jets which the Company expects Delta to pay), combined with the large operating losses currently being incurred will negatively impact available cash during the fourth quarter and into 2005. While the Company believes that it has sufficient liquidity to fulfill all of its obligations arising prior to the lease payments that are due in January 2005, the Company is in negotiations with various parties to provide sufficient liquidity to make these payments on a revised schedule and to meet its subsequent obligations as they come due. Among others, the Company is in discussions with its CRJ aircraft lessors and lenders to negotiate payment deferrals of amounts due or coming due for the next two years, in discussions with the J41 lessors to terminate the leases, and in discussions with the 328Jet lessors to assign the aircraft to Delta and be released of future obligations. The Company is also in discussions with its Airbus operating lessors regarding the terms for its acceptance of future aircraft deliveries. If the Company is unsuccessful in those negotiations in a satisfactory or timely manner, it will be forced to consider commencing a bankruptcy case under Chapter 11 of the U.S. Bankruptcy Code or may be the subject of an involuntary Chapter 11 case commenced against it by creditors.

          The Company has not made approximately $8.7 million in certain pre-delivery deposit payments that were due to Airbus in October and November 2004. On November 8, 2004, Airbus notified the Company that it is in default on its Airbus purchase agreement. This default, unless cured, would provide Airbus with the right to terminate the agreement and/or to pursue other remedies as early as November 10, 2004. Termination by Airbus could also trigger other defaults or payments, including under various aircraft leases. The Company also may elect or otherwise fail to satisfy payment obligations to other creditors. Non-payment of any of these obligations could results in defaults under and acceleration of amounts due under the contractual arrangements that give rise to the payment obligations and could also constitute defaults under or otherwise accelerate obligations under other agreements, even if the Company is satisfying its obligations under such other agreements. The Company may not be able to avoid defaults under its agreements and may not be able to satisfy financial or other obligations that become due as a result of any such defaults.

          We expect to have substantial cash needs as we continue to establish ourselves under the new brand “Independence Air” as a low-fare carrier, including cash required to fund increases in accounts payable, prepaid expenses, prepaid maintenance, aircraft security deposits on new aircraft to be leased, pre-delivery payments on new aircraft to be purchased, as well as anticipated operating losses. As of September 30, 2004, our debt of $288.6 million accounted for 53.3% of our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of September 30, 2004, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year were approximately $1.7 billion for 2004 through 2024, not including commitments for the remaining Airbus A319 aircraft we intend to acquire.

          Future operating lease commitments for the 12 leased Airbus aircraft are expected to be approximately $380 million, and our purchase commitment for 16 additional Airbus aircraft is expected to be approximately $560 million over the next three years, including estimated amounts for contractual price escalations. We will continue to incur additional debt and other fixed obligations as we take delivery of new aircraft and other parts and equipment and continue to expand into new markets. The leases for the single aisle aircraft require security deposits to be held by the lessors in addition to payments of monthly rent and maintenance reserves. The purchase agreement for the single aisle aircraft requires progress payments to be made for each aircraft as the delivery date approaches. We have historically funded the majority of our aircraft acquisitions by entering into off-balance sheet financing arrangements known as leveraged leases, in which third parties provide equity and debt financing to purchase the aircraft and simultaneously enter into long-term agreements to lease the aircraft to us. In the future, we may elect to finance our aircraft through secured debt or operating leases, and to the extent available, leveraged leases. We are exposed to interest rate risks that can affect our costs under any of these financing techniques. There can be no assurance that we will be able to secure lease and/or debt financing on terms acceptable to us or at all.

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

          We have no lines of credit, other than letters of credit collateralized by cash, and we will continue to rely on our existing cash balances, cash flow from operations and other sources of capital to satisfy our obligations. There can be no assurance that we will be able to generate sufficient cash flow from our operations to pay our debt and other fixed obligations as they become due, and our failure to do so could harm our business. If we are unable to make payments on our debt and other fixed obligations we could be forced to renegotiate those obligations or obtain additional equity or debt financing. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our growth strategy. To the extent we seek to issue additional equity, we may dilute our existing stockholders. There can be no assurance that our renegotiation efforts would be successful or timely or that we could refinance our obligations on acceptable terms, if at all.

Our transition to Independence Air requires significant new infrastructures

          Our business strategy involves successfully establishing Washington Dulles as the hub for a new low-fare airline, increasing the frequency of flights to markets we currently serve to and from Washington Dulles, expanding our operation into certain markets not previously served, and increasing flight connection opportunities. We must continue to establish and maintain significant new infrastructures that are necessary to operate as an independent airline, including scheduling, market planning and marketing, advertising, ground operations and information systems. Achieving our business strategy is critical in order for our business to create passenger connecting opportunities for markets to be served with our existing fleet of CRJs and with the Airbus single aisle aircraft we are acquiring, and to achieve economies of scale, both of which are critical to profitable operations. Increasing the number of markets we serve depends on our ability to successfully introduce the Airbus aircraft into our fleet, and to secure suitable slots, gates, ticket counter positions and other facilities at airports located in our targeted geographic markets. In some of our markets we must establish and maintain ground operations and in some markets we compete with United and others for facilities and employees. Opening new markets requires us to commit a substantial amount of resources, even before new service commences. Expansion will also require additional skilled personnel and equipment. The transition into Independence Air has required us to retain employees and facilities during the transition period. An inability to hire and retain skilled personnel or to secure the required equipment and facilities efficiently and cost-effectively or to successfully develop and implement other necessary systems may affect our ability to achieve our business strategy. In addition, implementation of Independence Air may also increase the demands on management and our operating systems and internal controls beyond levels we currently anticipate. Such expansion may strain our existing management resources and operational, financial and management information systems to the point that they may no longer be adequate to support our operations, requiring us to make larger expenditures in these areas than we currently anticipate. There can be no assurance that we will be able to develop these controls, systems or procedures on a timely or cost-effective basis, and the failure to do so could harm our business.

Failure to successfully implement our strategy for Independence Air could harm our business

          Our business strategy for Independence Air involves, among others, high frequency of flights to the markets we serve, reducing unit costs and lowering fares to stimulate demand. By offering fares that are up to 70% lower than the walk-up fares charged by United and other carriers from Washington Dulles prior to the introduction of Independence Air service, we seek to stimulate passenger growth. While other low-fare carriers have typically stimulated passenger growth by reducing fares, this strategy has not been tested using regional jets on the scale that we use them or in markets that are the size of some that we serve. There can be no assurance that we will be able to sufficiently stimulate demand to make our high frequency service profitable, and failure to do so may prevent us from successfully implementing our strategy for Independence Air.

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

Our business plan for Independence Air is heavily dependent on the metropolitan Washington, D.C. market, including Northern Virginia, and a reduction in demand for air travel in this market or the inability of Washington Dulles to accommodate our operations would harm our business

          Our operations focus on flights to and from our primary base of operations at Washington Dulles, where we intend to operate approximately 350 departures per day once the Airbus single aisle aircraft have been incorporated into Independence Air operations. As a result, we are highly dependent upon the Washington, D.C. and Northern Virginia markets. Our business would be harmed by any circumstances causing a reduction in demand for air transportation in the Washington, D.C. and Northern Virginia metropolitan area, such as adverse changes in local economic conditions, political disruptions or violence (including any terrorist attacks), negative public perception of the city or region, significant price increases linked to increases in airport access costs and fees imposed on passengers or the impact of past or future terrorist attacks.

          The operation of Washington Dulles continues to be subject to strains due to the increased flights being offered by Independence Air along with continued and increased operations by United of United Express service with a variety of other carriers,and increased passenger traffic generated by the additional flights and the attractiveness of lower fares offered by Independence Air and its competitors, all of which may affect air traffic control throughout the Northeast corridor and airport screening and security operations. We are working with applicable authorities, including the Metropolitan Washington Airport Authority, the Transportation Security Administration, and the Federal Aviation Administration, to assist them with planning for increased operations and passenger traffic. We cannot assure that government agencies involved in airport operations will be able to continue to handle the increased number of flights and passengers anticipated at Washington Dulles without interference with airline operations. As a result, our operations could be subject to delays, and those delays may frustrate passengers, reduce aircraft utilization and increase costs, all of which could negatively affect our business. In addition, the DOT and FAA could react to chronic delays at Washington Dulles and invoke their authority to seek consensual agreements among the carriers serving the airport to reduce the number of scheduled flights during certain peak periods, or if no such agreement can be reached, to mandate a reduction in operations at Washington Dulles.

We face competition as a low-fare airline from legacy carriers as well as low-fare airlines to which we have not been previously exposed

          The airline industry is highly competitive, primarily due to the effects of the Airline Deregulation Act of 1978, which substantially eliminated government authority to regulate domestic routes and fares, and increased the ability of airlines to compete with respect to destination flight frequencies and fares. As Independence Air we operate in a new sector of the airline industry that is highly competitive and is particularly susceptible to price discounting because airlines typically incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Our competition includes legacy carriers and low-fare carriers, which have or may in the future attempt to protect their markets and expand into new ones by adding service in markets we serve or plan to serve, reducing fares to these markets and/or providing frequent flyer and other incentives. We have already observed this competitive response at Washington Dulles, Reagan National and BWI airports in certain of the markets served by Independence Air. Several legacy carriers, including United, have introduced low-fare carriers to their operations, and we face competition from these new airlines at Washington Dulles. In addition, because of the nature of our past relationship with United and because we offer service between key United hubs, United’s response to our operation as Independence Air has been and is expected to continue to be highly competitive and unpredictable. Our new brand Independence Air also competes against established brands used by both legacy carriers and low-fare carriers that carry greater name recognition, both at Washington Dulles and at the other cities that we serve. Both legacy carriers and low-fare carriers also continue to take delivery of regional jets, and we may face increased competition from regional jets at Washington Dulles, including the use of new 70 or 90 seat regional jets, which would be larger than those we currently have in our regional jet fleet. The use of new, larger scale regional jets will allow competitors to serve markets smaller than can now be served by low-fare carriers using larger aircraft, with a seat mile cost that may be lower than ours. In addition, competitors with greater financial resources than ours may price their fares below our fares or increase their service, which could adversely affect our profitability.

          Our base of operations for Independence Air is Washington Dulles, which is served by a number of larger airlines that have greater name recognition and greater resources than we do. These larger airlines have and may in the future commence or increase their capacity and service at Washington Dulles because there are currently no rules restricting access at this airport. We are competing in markets at fares offered by airlines at other airports that currently serve the Washington, D.C. metropolitan area, including Reagan National Airport and Baltimore Washington International Airport. We may also face competition from other airlines that may begin serving any of the markets we serve and from ground transportation alternatives. Other airlines also have or may in the future meet or price their fares below our fares or introduce new nonstop service between cities served by our flights to and from Washington Dulles, Reagan National Airport or Baltimore Washington International Airport and prevent us from attaining a share of the passenger traffic necessary to operate profitably. We expect that competition will exist in all the direct markets that we currently serve and will serve in the future, as well as in the market for flights that connect through Washington Dulles. We further expect that the competition for passengers connecting through Washington Dulles will be both from airlines offering service through Washington Dulles and from the large number of alternative hubs throughout the U.S., instead of Washington Dulles, through which connecting passengers can elect to route their travel.

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

          If we, Airbus or the aircraft lessors thereafter are unable or unwilling to satisfy contractual obligations relating to the aircraft, we would be required to obtain alternative aircraft. A number of factors could limit or preclude our ability to obtain the aircraft from Airbus, including:

•	Airbus, the aircraft lessors or we could refuse, or not be financially able, to perform important obligations as set forth in the final agreement; and

•	Airbus could experience a disruption to its operations that affects its ability to complete or timely fulfill its obligations.

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

          We have already experienced a delay in receiving all required authority from the FAA to commence revenue service with the Airbus aircraft and the date by which such permissions will be gained is uncertain.

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

Our business model foregoes marketing alliances used by many of our competitors

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

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business

          We depend on automated systems to operate our business as Independence Air, including our computerized airline reservation system, our telecommunication systems, kiosks, and our website. Our website and reservation and check-in systems must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations system, kiosk, or telecommunication systems failures could reduce the attractiveness of our services and could cause our customers to purchase tickets from another airline. While we have backup systems for some aspects of our operations, our systems have not been fully tested for the volume of transactions possible in our operations and are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities. In order to provide a reservations system and the infrastructure to receive customer calls, we contract with third party vendors to provide the software, hardware, and technical support of the reservations system and the physical location and staffing for a call center. We also may need to rely on third- party vendors to implement our back-up systems, which would place aspects of maintaining important data beyond our control. Any disruption in our or our third parties’ systems or in the ability of the third party vendors to provide their services could result in the loss of customer bookings or important data, increase our expenses and generally harm our business.

Our inability to obtain and maintain approval from the FAA and the DOT to operate aircraft could materially affect our operations

          We possess all the DOT approvals we require to perform the air transportation services we currently provide and expect to provide with the Airbus aircraft. We are required, however, to obtain additional authority from the FAA to operate and maintain the Airbus single aisle aircraft that are scheduled to be added to the fleet for Independence Air. There can be no assurance that such authorization, which we are now pursuing with the FAA, will be granted. We have already experienced a delay in the receipt of necessary FAA approvals for our Airbus single-aisle aircraft and additional delays could materially restrict our ability to grow, to increase revenues and cash flow and to offer a service to a broad network of cities to attract customers.

          We possess all of the DOT and FAA authority necessary to operate our CRJ fleet of aircraft. In order to operate as an independent carrier we were required to receive a determination from the DOT that it continues to be fit to conduct such independent flight operations and to do so with larger aircraft than those it has operated in the past. By letter dated May 26, 2004, the DOT advised us that it found no reason to question our fitness to conduct independent operations and to do so with larger aircraft under our current certificate authority. Prior to the operation of the larger Airbus aircraft, we must receive various FAA approvals. FAA approval would be based on a determination that we have adequate training, maintenance and operating procedures necessary to conduct larger aircraft operations. We have experienced delays in receiving this authorization. While we presently anticipate that the process will be completed during November 2004, the timing of the completion of certification is uncertain. In addition to this certification process, we recently paid a substantial civil penalty to the FAA and the FAA may be considering the imposition of an additional penalty on us based on certain of our maintenance related practices. We are involved in an ongoing review by the FAA of the Company’s maintenance records program. The outcome of this review cannot be predicted at this time, but could result in additional fines or actions by the FAA.

We are subject to risks arising from fuel costs

          Fuel costs constitute a significant portion of our total operating expenses (21.2% and 19.9% of operating expenses, excluding aircraft early retirement charges for three and nine months ended September 30, 2004). Significant increases in fuel costs would harm our financial condition and results of operations. We estimate that for 2004, a hypothetical 10% increase in the September 30, 2004 cost of $1.34 per gallon of fuel would result in a $4.3 million increase in fuel costs for the remainder of 2004 based on the projections of fuel usage of the Company for the remainder of 2004. We had historically obtained a portion of our fuel for the United Express operation through contracts with a subsidiary of United. We now need to contract independently at all stations to purchase fuel for our Independence Air operations. Under the terms of the fee-for-service agreements with United and Delta, those parties had the risks and benefits of changes in fuel prices and so we were not exposed to fluctuations in fuel prices. We are exposed to increases in fuel prices for our Independence Air operations, and currently have no fuel hedges in place to mitigate that exposure. We cannot predict the future cost and availability of fuel. Both fuel costs and availability are subject to many economic and political factors and events occurring throughout the world over which we have no control. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for both home heating oil and gasoline. In the event of a fuel supply shortage,or higher fuel prices, the curtailment of scheduled service could result. Some of our competitors may have more leverage than we do in obtaining fuel. There can be no assurance that increases in the price of fuel can be offset by higher fares.

We may not be able to achieve access to suitable airports located in our targeted geographic area

          Our future growth as Independence Air is materially dependent on our ability to access suitable airports located in our targeted geographic markets for both our larger, single aisle aircraft and our regional jets at costs that are consistent with our low-fare strategy. Some airports served by Independence Air are subject to FAA imposed capacity controls and, although Independence Air currently has the slots necessary to conduct operations at these airports, additional limits could be placed on the airports that might restrict Independence Air’s access to them. In August 2004 the FAA issued an order limiting hourly operations at Chicago’s O’Hare International Airport. The effect of this order caused the Company to shift the hours of certain of its operations and to place an upper limit on the number of daily O’Hare arrivals through the end of April 2005. Other airports that are not currently capacity controlled that become severely congested, could become the subject of some regulatory limit and thereby restrict Independence Air’s access to or operations at those airports. Any condition that would deny, limit or delay our access to airports we serve or seek to serve in the future would constrain our ability to grow. A change in the terms of our access to existing facilities or any increase in the relevant charges paid by us as a result of the expiration or termination of such arrangements and our failure to renegotiate comparable terms or rates could have a material adverse effect on our results of operations. We base our operations predominantly at Washington Dulles. There can be no assurance that such airport will not impose higher airport charges in the future or that such increases would not adversely affect our operations.

Risk Factors Resulting from the Company’s Former Code-Share Operations

Substantially all of our revenue has been derived under contracts with marketing partners

          Prior to the launch of Independence Air, our flights operated exclusively under the United Express or Delta Connection brands. Those operations relied on United and Delta to provide numerous services such as reservations, ticketing, route planning, marketing, revenue management, revenue accounting, and, at certain stations, customer service and ground handling. Our revenue and operations in the past were reliant on these partners. We have finalized the terms of our transition out of these programs, have ceased any flying for both United and Delta and have finalized the payments due under the United Express and Delta Connection Agreements. To date our Independence Air operations have not been able to generate the level of revenues or profits that we derived in the past under our code share agreements with United and Delta, and there can be no assurance that they will do so in the future.

We have costs and possible exposure arising from the Fairchild Dornier 328 regional jet (“328JET”) and termination of our Delta Connection operations

          In April 2002, Fairchild Dornier GmbH (“Fairchild”), the manufacturer of the 32-seat 328JET, was placed under the supervision of a court-appointed interim trustee and in July 2002 Fairchild opened formal insolvency proceedings in Germany. The lack of manufacturer product support, along with a high level of unscheduled maintenance event for the engines that power the aircraft, have resulted in an increase in the cost to operate the 328JET aircraft type and a decrease in the aircraft’s value. Following Delta’s notice that it would terminate the Delta Agreement without cause upon 180 days notice, we notified Delta that we are exercising our right under the terms of the Delta Agreement to require Delta to assume the leases on 30 of the 33 328JETs used in the Delta program. However, under the aircraft leases, we do not have the contractual right to extinguish our obligations under the leases for these aircraft since Delta failed to meet certain financial conditions under the aircraft leases at the time Delta became obligated to assume the leases. Delta has announced that it is experiencing significant financial difficulties. If Delta files for bankruptcy, it could seek to reject its obligation under any aircraft leases assigned or sub-leased to it. We also are responsible for the remarketing of the two leased and one owned 328JET aircraft that we do not have a right to require Delta to assume, as well as the spare parts inventory, tooling and ground equipment unique to the 328JET. There can be no assurance that we will be able to redeploy in a profitable manner these three 328JETs. We recorded impairment charges of $10.3 million in connection with our one owned 328JET and 328JET spare parts, may incur early retirement charges in connection with the two leased 328JET that we do not have the right to require Delta to assume and may incur additional one-time costs in connection with the termination of the Delta relationship.

We will incur cash charges as we return the J-41 aircraft to the lessors

          We have retired all J-41 type aircraft from our fleet. However, we are still contractually required to continue to make payments under the lease agreements for the aircraft. We are approaching our J41 aircraft lessors and lenders to negotiate an early termination of our leases and financing arrangements. If we are unable to reach agreements on termination, we will seek agreements to sublease these aircraft. If we are able to sublease the J-41s, it is anticipated that the sublease income will be lower than our lease payments, because turboprop aircraft such as the J-41s are generally not in demand. Under accounting rules, we estimate and record an early retirement charge for the present value of the estimated net cost of each aircraft at the time each aircraft is retired, which we currently have accrued $58.2 million as of September 30, 2004, representing the estimated present value of future net cash flows for all 25 leased J-41s. If and to the extent that we are unable to find suitable sublease arrangements for these aircraft that will cover our lease payments, we will incur actual cash expenditures over the remaining lease terms after the time when we retire the J-41 aircraft in our fleet.

Other Risk Factors Affecting the Company

We are under pressure to control and reduce our costs

          The economic downturn reduced demand for air travel and the success of low-fare carriers has resulted in increased emphasis in the airline industry on controlling and reducing expenses. Many of our competitors are effecting cost reductions that will increase their ability to compete against Independence Air. In this environment, if we are unable to align our costs with our business plan or to control and reduce our costs in general, we may not be able to effectively compete against other regional carriers flying for legacy carriers or other low-fare carriers to maintain or expand our existing operations and carry out our business plan.

Our current operations benefit from government support for insurance costs

     Following the September 11 terrorist attacks, the aviation insurance industry imposed a worldwide surcharge on aviation insurance rates as well as a reduction in coverage for certain war risks. In response to the reduction in coverage, the Air Transportation Safety and System Stabilization Act provides U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market. Prior to December 2002, we purchased hull war risk coverage through the private insurance market, and purchased liability war risk coverage through a combination of U.S. government provided insurance and private insurance. In December 2002, the U.S. government offered to provide additional war risk coverage that included certain risks previously covered by private insurance. We have purchased, at rates that are significantly lower than those charged by private insurance carriers, hull and liability war risk coverage from the U.S. government (through the FAA) through December 31, 2004. Due to the cost and difficulty in obtaining insurance in the commercial markets, we anticipate renewing the insurance through the FAA for so long as it is available. The FAA has indicated that the extension of its war risk insurance program past December 31, 2004 is under consideration but has not yet been approved. The inability to obtain insurance at any cost or the availability of insurance only at excessive rates, could affect our ability to operate.

We may have difficulty implementing in a timely manner the documentation, assessments, testing and, if necessary, remediation of our internal control over financial reporting necessary to allow our management to report that our internal control over financial reporting is effective.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include a report in our Annual Report on Form 10-K of management’s assessment of the design and effectiveness of our internal control over financial reporting as of the fiscal year ending December 31, 2004. Our auditors will then be required to attest to, and report on, management’s assessment. They will also be required to attest to, and report on, the effectiveness of internal control over financial reporting. In order to issue our report, our management must document both the design for our internal control over financial reporting and the testing processes that support management’s evaluation and conclusion. Our management is in the process of performing the necessary procedures for issuing its report on our internal controls. As indicated under Part I Item 4 of this filing, “Controls and Procedures,” to date we have identified material weaknesses and significant deficiencies that we are remediating. There can be no assurance that we will be able to complete the necessary work in a timely manner for our management to issue its report that our internal controls are effective. If we are not able to timely complete our internal control work necessary for management to conclude that our internal control over financial reporting is effective as of December 31, 2004, our auditor may issue an adverse report or qualify its report on management’s assessment of internal control over financial reporting and may qualify its report on our audited financial statements. In addition, we might be subject to sanctions or investigation by regulatory authorities. Certain material weaknesses or significant deficiencies in our internal controls also could have a material adverse effect on our results of operations. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

Our contracts with two of our unions currently are amendable

          Our contract with Aircraft Mechanics Fraternal Association (“AMFA”), which was ratified in June 1998, became amendable in June 2002, and our contract with the Association of Flight Attendants-Communications Workers of America (“AFA-CWA”), which was ratified in October 1998, became amendable in October 2002. The AMFA contract covers all aviation maintenance technicians and ground service equipment mechanics working for us and the AFA-CWA contract covers all flight attendants working for us. We have entered into discussions with AFA-CWA regarding a new agreement, and have been in negotiations with AMFA since 2003 and recently both sides have agreed to mediation under the Railway Labor Act. Although there can be no assurances as to the outcome of these negotiations and mediation, we anticipate ultimately being able to reach agreement with both unions on mutually satisfactory contracts with no material effect on its results of operations or financial position. However, the failure to resolve these negotiations on appropriate terms could affect our ability to compete effectively.

Our results of operations will fluctuate

          We expect our quarterly operating results to fluctuate in the future based on many factors including the extent of passenger revenue, competition, changes in aircraft fuel costs, security costs, weather, the timing and amount of maintenance and our ability to successfully develop the “Independence Air” brand, including costs related to aircrafts and marketing expenditures in this effort. Because a substantial portion of airline travel (both business and personal) is discretionary, the industry tends to experience adverse financial results during general economic downturns. Any prolonged general reduction in airline traffic may particularly affect us because our business plan is more dependent, in part, on the stimulation of discretionary air travel. In addition, seasonal variations in weather and traffic affect our operating results from quarter to quarter. Given our high proportion of fixed costs, this seasonality affects our profitability from quarter to quarter. Our base of operations is located in the Washington, D.C. area, and many of our areas of operations are located in the Northeast, which makes our operations susceptible to air traffic and airport congestion as well as bad weather conditions in the winter, causing increased costs associated with deicing aircraft, cancelled flights and accommodating displaced passengers. Due to our geographic area of operations and our use of regional jets, we are more susceptible to adverse weather conditions along the East Coast than some of our competitors, who may be better able to spread weather-related risks over more diverse route systems. As we enter new markets, we could be subject to additional seasonal variations. Due to the factors described above, quarter-to-quarter comparisons of our operating results may not be good indicators of our future performance. In addition, it is possible that in any future quarter our operating results could be below the expectations of investors and any published reports or analyses regarding Independence Air. In that event, the trading prices of and trading activity in our common stock could decline, perhaps substantially.

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

Risk Factors Affecting the Airline Industry

The U.S. airline industry is experiencing significant restructurings and bankruptcies

     Beginning in early 2001, the industry has experienced depressed demand and shifts in passenger demand, lower unit revenues, increased insurance costs, increased fuel costs, increased government regulations and taxes, and tightened credit markets, evidenced by higher credit spreads and reduced capacity to borrow. These factors are directly affecting the operations and financial condition of participants in the industry including aircraft manufacturers. Several major airlines have used the bankruptcy process or the threat of bankruptcy to reduce their expenses and streamline their operations. Our contractual relationships with others may continue to be affected by other companies’ bankruptcies or by concerns regarding potential bankruptcies. The bankruptcy or prospect of bankruptcy among other companies that operate in our industry may result in unexpected expenses and create other risks or uncertainties that we are not able to anticipate or plan around.

The travel industry has been materially adversely affected by the September 11, 2001 terrorist attacks and on-going security concerns

     The U.S. airline industry continues to recover from the events of September 11, 2001 and increased concerns over additional acts of terrorism. The major carriers continue to experience losses or operate near break-even levels of profitability even after reducing capacity, negotiating wage and work rule concessions and, for certain carriers, filing for bankruptcy protection. Passenger traffic continues to be negatively impacted by the general economic situation in the United States, threats of terrorist activities, terrorist alerts, violence in the Middle East, and increased security measures at the nation’s airports. Instability in the Middle East and other parts of the world has increased the risk that the industry will continue to be adversely affected by reduced demand, increased security costs, increased fuel costs, and other factors. While our code share agreements allowed us to recover certain of these additional expenses from our partners, no such cost recovery arrangements are available for our Independence Air operations, and the effects of any new terrorist attacks and/or security measures, as well as increased security costs could impair our ability to operate profitably.

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

Changes in government regulations imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions

          Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, including extensive airline and airport security laws, and the DOT, FAA and TSA have issued regulations relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. There can be no assurance that these and other laws or regulations enacted in the future will not harm our business.

The airline industry is characterized by low profit margins and high fixed costs, and we may be unable to establish our brand or to compete effectively against other airlines with greater financial resources or lower operating costs

          The airline industry is characterized generally by low profit margins and high fixed costs, primarily for personnel, aircraft fuel, debt service and rent. The expenses of an aircraft flight do not vary significantly with the number of passengers carried. As a result, a relatively small change in the number of passengers or in pricing could have a disproportionate effect on an airline’s operating and financial results. Accordingly, a minor shortfall in expected revenue levels could harm our business. In addition, the airline industry is highly competitive and is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. We compete with other airlines on substantially all of our routes. Many of these airlines are larger and have greater financial resources and name recognition or lower operating costs or both than we do. Some of these competitors may chose to add service, reduce their fares and/or increase frequent flyer or other benefits, in some of our markets following or in anticipation of our entry. Therefore, we may be unable to compete effectively against other airlines that introduce service or discounted fares in the markets that we serve which could harm our business.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          The Company principal exposure to market risk arises from changes in interest rates and fuel costs. The Company’s exposure to market risk associated with changes in interest rates relates to the Company’s commitment to acquire Airbus single aisle aircraft. From time to time the Company has entered into put and call contracts designed to limit the Company’s exposure to interest rate changes until permanent financing is secured upon delivery of jet aircraft. As of September 30, 2004, the Company had no open hedge transactions for interest rates.

          With the startup of Independence Air service in the second quarter of 2004, the Company’s results of operations are subject to availability and changes in the price of jet fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2004 cost of $1.34 per gallon of fuel. Based on the projections of fuel usage of the Company for the remainder of 2004, such an increase would result in an increase to aircraft fuel expense of approximately $4.3 million for the remainder of 2004. As of September 30, 2004, the Company had no open hedge transactions for jet fuel.

          The Company issued 6% Convertible Senior Notes due February 15, 2034, at the principal value of $125.0 million and recorded deferred financing costs for commission fees and other expenses incurred in relation to the issuance of the Notes that will be amortized over five years. At September 30, 2004, the estimated fair value of the Notes based on quoted market prices was approximately $73.9 million.

Item 4. Controls and Procedures

          As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 13a–15. Disclosure controls and procedures include controls and other procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee, that it will succeed in its stated objectives.

          Based upon the foregoing evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC reports.

          In connection with our recent financial statement preparations and our continuing efforts to evaluate the effectiveness of the design and operation of our internal control over financial reporting, we have identified internal control deficiencies that constitute material weaknesses or significant deficiencies. Specifically, management identified a material weakness related to procedures in the purchasing process, and certain weaknesses in the information technology control environment in addition may be deemed to constitute a material weakness. The Company has and is continuing to implement compensating controls to remediate or mitigate these weaknesses, including segregation of duties and monitoring controls over the purchasing process and monitoring controls, to include adequate documentation, over the information technology control environment. In addition to the foregoing actions, the Company is continuing its efforts to initiate enhancements to aspects of its existing internal control over financial reporting and to establish and evaluate additional business functions, controls and procedures related to the Company’s Independence Air operations. Other than the continuing impact of these actions, no changes occurred to the Company’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.

          The Company is involved in legal proceedings related to the insolvency of Fairchild Dornier GmbH (“Fairchild”), which was initiated in 2002. The Company holds a bond in the amount of $1.2 million from an independent insurance company, which secures deposits placed with Fairchild for undelivered aircraft, and has made a demand for payment under this bond. Fairchild’s insolvency trustee has made a claim for the collateral posted with the insurance company, and the insurance company has requested clarification from U.S. Bankruptcy Court for the Western District of Texas as to whether the Company could proceed against the bond and/or Fairchild could recover its collateral. At a hearing in October 2004, the bankruptcy court decided to maintain the status quo with respect to the bond and the collateral, but indicated that the Company may file a motion on or after January 1, 2005 seeking authority to collect on the surety bond. .

          On October 14, 2003, the Company commenced arbitration proceedings against GE Engine Services, Inc. (“GE”). In the proceeding, the Company sought a ruling by an arbitrator that it had the right to remove any or all engines from the scope of an engine services agreement with GE governing the scheduled and unscheduled repair of Independence Air’s CRJ jet engines. GE requested that the arbitration also address the issue of whether GE is owed certain amounts it claimed it was owed pursuant to the agreement. The Company has agreed on a settlement with GE that resulted in a termination of the agreement, the resolution of claims of amounts owed, and the termination of the arbitration hearing.

          The Company has been named in several lawsuits arising from the terrorist activities of September 11, 2001. These actions were commenced by or on behalf of individuals who were injured or killed as a result of the hijackings of the four flights. These actions seek compensatory and punitive damages. However, pursuant to the Air Transportation Safety and System Stabilization Act, the Company’s liability for these claims is limited to the Company’s liability insurance. In each case, the plaintiffs have named the airlines operating at the airports from which the flights originated, including the Company, under the theory that all of the airlines are jointly responsible for the alleged security breaches by the airport security contractor. The court denied the motion of American Airlines and other defendants, including the Company, seeking dismissal of all ground victim claims on the basis that the airline defendants do not owe a duty as a matter of law to individuals injured or killed on the ground. The Company recently successfully moved, along with other defendants, for dismissal of those actions where the victim’s representatives attempted to pursue litigation and Victim Compensation Fund remedies simultaneously. The court agreed that the statutory framework of the Victim Compensation Fund required an election of only one remedy and, by failing to withdraw those Victim Compensation Fund claims, the plaintiffs had elected to waive the right to litigate. The Company anticipates that it will raise other defenses including its assertion that it is not responsible for the incidents as it had no control over the security checkpoints through which the hijackers allegedly gained access to the hijacked aircraft. A total of 90 complaints making claim for 118 wrongful death claims and 6 personal injury claims are known to have been filed against the Company. Since that time, numerous complaints have been voluntarily discontinued by the claimants. Many of these claimants have formally opted to present their claim to the Victim Compensation Fund. The Fund has since closed to any new filings. The Company is presently aware of 26 remaining complaints making claim for actions (23 wrongful death and 3 personal injury) down from a previous report of 33 actions consisting of 30 wrongful death and 3 personal injury claims. The Company anticipates that other lawsuits could be filed on behalf of other claimants. While the ultimate number of claims is likely to decrease, there is a remote possibility that they could rise as the result of potential environmental claims, which are not subject to the standard statue of limitations. Counsel believes there are viable defenses for non-carrier airlines – that is, airlines not conducting the subject flights.

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

          The FAA had asserted that the Company failed to maintain its aircraft according to FAA-approved maintenance procedures, failed to have a properly functioning aircraft inspection program, and failed to keep appropriate maintenance records and as a result the Company operated certain aircraft when they were not in compliance with Federal Aviation Regulations. In an FAA press release dated June 7, 2004 announcing a proposed penalty of $1.5 million, the FAA noted that the airline took immediate remedial action to comply with maintenance, inspection and record-keeping requirements of the FAA. In the third quarter, the Company settled this matter with the FAA, paying a civil penalty of $1.25 million. The settlement with the FAA did not involving any finding of violations by the Company.

          During the month of October 2004, the Company voluntarily reported to the FAA that certain maintenance inspection tasks had not been performed in a timely manner with respect to certain CRJ aircraft. In all but one case, these inspection tasks were accomplished immediately upon the Company’s finding of each issue. The reports of these Company actions prompted the FAA to begin a review of certain aspects of the Company’s maintenance tracking procedures, which review is continuing. The outcome of this review cannot be predicted at this time, but could result in additional fines or actions by the FAA.

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

          FLYi, Inc. is a party to a legal proceeding in the Department of Labor involving a former employee of Atlantic Coast Airlines, Stacey M. Platone, who alleges that she was terminated from employment in violation of the Sarbanes-Oxley Act for reporting what she believed to be an improper arrangement between Atlantic Coast Airlines and one of its unions. The complainant’s allegations were investigated by the Occupational Safety and Health Administration (OSHA), the Labor Department agency with responsibility for investigating allegations of Sarbanes-Oxley employment violations; in July 2003 OSHA found the complaint to be without merit. The complainant filed objections to the decision, and on April 30, 2004, a Labor Department administrative law judge ruled that the complainant had been improperly terminated from employment, although the judge also found that legitimate grounds had existed to terminate the complainant’s employment. In the decision, the judge has ordered that the complainant be paid back pay and benefits, and the costs and expenses of litigation, including attorneys fees. FLYi, Inc. believes that this case was wrongly decided and is vigorously pursuing the appeal. The Labor Department’s Administrative Review Board granted the Company’s petition for review of the law judge’s decision on July 30, 2004 the Labor Department accepted the petition for review. The Company intends to vigorously pursue the appeal. The parties have submitted briefs to the Board and are awaiting its decision.

          In addition to those matters discussed above, the Company is a party to routine litigation all of which is viewed to be incidental to its business, and none of which the Company believes are likely to have a material effect on the Company’s financial position or the results of its operations.

     ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

          The Company’s Board of Directors has approved the purchase of up to $40.0 million of the Company’s outstanding common stock in open market or private transactions. The Board’s authorization does not have an established expiration date. As of September 30, 2004, the Company has purchased 2,171,837 shares of its common stock. The Company has approximately $21.0 million remaining of the $40.0 million originally authorized. The Company did not purchase any shares in the third quarter 2004.

     ITEM 3. Defaults Upon Senior Securities.

          None to report.

     ITEM 4. Submission of Matters to a Vote of Security Holders.

          None to report.

     ITEM 5. Other Information.

          None to report.

     ITEM 6. Exhibits

          Exhibits

Exhibit
Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Company.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Section 302 and 906 by the Company’s chief executive officer.

31.2	Certification pursuant to Section 302 and 906 by the Company’s chief financial officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLYi, INC.

November 8, 2004	By: /s/ Richard J. Surratt
Richard J. Surratt
Executive Vice President, Treasurer, and Chief Financial Officer

56