Form 10-K
period 2004-12-31
FLYI INC
filed 2005-03-16
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                              FORM 10-K

 Pursuant to Rule 12b-25, the following items have been omitted from this Form 10-K and will be set forth
  in a Form 10-K/A filed within 15 calendar days following the due date of this Form 10-K:
 Items 6, 7, 7A, 8, certain portions of Item 15 and certain Exhibits to this Form 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2004 was approximately $255.3 million.

As of March 1, 2005, there were 50,410,787 shares of common stock of
the   registrant  issued  and  45,339,810  shares  of  common  stock outstanding.
                 Documents Incorporated by Reference

Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-K.

Documents Incorporated by Reference                    Part of Form
10-K
Proxy Statement for 2005 Annual Meeting of Shareholders
Part III, Items 10-14
                     (to be filed subsequently)

                          Table of Contents
                                                              Page #
Forward Looking Statements                                       3

PART I
Item 1.    Business                                              4
        Overview
        Independence Air
        Financial Restructuring
        Marketing and Sales
        Fuel
        Competition
        Previous Code Share Operations
        Employees
        Pilot Training
        Industry Regulation and Airport Access
        Risk Factors Affecting the Company
        Risk Factors Affecting the Airline Industry
        Internet Website
Item 2.    Properties                                            29
Item 3.    Legal Proceedings                                     31
Item 4.    Submission  of Matters to a Vote  of
            Security  Holders                                    34

PART  II
Item 5.    Market  for  Registrant's  Common  Equity
            and  Related Stockholder Matters                     34
Item 6.    omitted from this filing
Item 7.    omitted from this filing
Item 7A.   omitted from this filing
Item 8.    omitted from this filing
Item 9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosures              36
Item 9A.   Controls and Procedures                               36
Item 9B.   Other Information                                     37

PART  III
Item 10.   Directors and Executive Officers of the Registrant    37
Item 11.   Executive Compensation                                37
Item 12.   Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters       38
Item 13.   Certain Relationships and Related Transactions        38
Item 14.   Principal Auditor Fees and Services                   38

PART  IV

Item 15.   Exhibits and Financial Statement Schedules            38

Signatures                                                       41

Forward Looking Statements

          This Annual Report on Form 10-K contains forward-looking statements. Statements in the Business sections of this filing, together with other statements beginning with such words as "believes", "intends", "plans", and "expects" include forward-looking statements that are based on management's expectations given facts as currently known by management on the date this Form 10-K was first filed with the SEC. Actual results may differ materially. Factors that could cause the Company's future results to differ materially from the expectations described here include: the ability of Independence Air to effectively implement its low-fare business strategy utilizing regional jets and Airbus aircraft, and to compete effectively as a low-fare carrier, including passenger response to Independence Air's new West Coast service, and the response of competitors with respect to service levels and fares in markets served by Independence Air; the effects of high fuel prices on Independence Air; the ability to successfully and timely complete the acquisition of, maintain certification for, and secure financing of, its Airbus aircraft, and to successfully integrate these aircraft into its fleet; the ability to implement its assignment to Delta of leases for 30 of the 328Jet aircraft that have been used in the former Delta Connection operations; the ability to successfully remarket or otherwise make satisfactory arrangements for its nine J-41 aircraft not terminated as part of its restructuring and for three 328Jet aircraft not assigned to Delta; the ability to successfully hire, train and retain employees; the ability to reach and ratify agreements with AMFA and AFA-CWA on mutually satisfactory terms; the ability of government agencies involved in airport operations to handle the increased number of flights and passengers at Washington Dulles without interference with airline operations; the ongoing deterioration in the industry's revenue environment; and general economic and industry conditions, any of which may impact Independence Air or the Company, its aircraft manufacturers and its other suppliers in ways that the Company is not currently able to predict. The statements in this Annual Report are made as of the date this Form 10-K was first filed with the SEC and the Company undertakes no obligation to update any of the forward-looking information included in this document, whether as a result of new information, future events, changes in expectations or otherwise.

				 PART I

Item 1.   Business

Overview

          FLYi, Inc. formerly known as Atlantic Coast Airlines Holdings, Inc., a Delaware corporation ("FLYi" or the "Company"), is a holding company with its primary subsidiary being Independence Air, Inc. ("IA). IA is an air carrier and provides regularly scheduled low-fare air service under the brand "Independence Air" to East Coast destinations with a combination of 132-seat Airbus A319 ("A319") aircraft and 50-seat Canadair regional jets ("CRJs"), and is introducing A319 service to six new West Coast destinations between March and May 2005. Previously, IA was named and operated as Atlantic Coast Airlines ("ACA"). ACA operated as a regional airline under code share agreements with United Airlines, Inc. ("United"), providing service since 1992 as part of the United Express program, and under code share agreements with Delta Air Lines, Inc. ("Delta"), providing service since 1999 as part of the Delta Connection program. IA transitioned out of the United Express program between June 1, 2004 and August 3, 2004 and completed its transition out of the Delta Connection Program on November 1, 2004.

          The Company is incorporated under the laws of Delaware and its principal executive offices are located at 45200 Business Court, Dulles, Virginia 20166. Unless the context indicates otherwise, the terms "the Company", "we", "us", or "our" refer herein to the holding company FLYi, Inc.

Independence Air

          Operations under the Independence Air brand as a low-fare airline with a hub at Washington Dulles International Airport ("Washington Dulles") commenced on June 16, 2004. Independence Air's strategy is to capitalize on and stimulate demand for air travel to, from and through its Washington Dulles hub, utilizing A319 narrowbody aircraft to primarily serve larger, long haul markets and CRJs to offer frequent service primarily to smaller, short haul markets from Washington Dulles. The Independence Air business model is based on providing reliable and easy to use air transportation with excellent customer service, and achieving simplicity in operations, high employee and asset productivity and low overhead to offer low fares.

          As of March 1, 2005, Independence Air operated over 400 flights on each business day, serving 41 destinations, including four destinations in Florida plus Las Vegas served by A319s. Independence Air has announced its expansion of A319 service to five West Coast destinations starting between April and May 2005. In December 2004, Independence Air reduced its flight schedule in connection with its sale of four CRJs and announced the closure of two cities effective in January 2005. In February 2005, Independence Air realigned operations at its Washington Dulles hub from a continuos flow schedule where flights arrive and depart continuously throughout the day, to a six bank schedule where arrivals and departures occur within a short period of time, at various intervals during the day, facilitating connections to multiple destinations. These schedule changes were made in coordination with Independence Air's planned removal of 24 CRJs, as described further below. As compared to a continuous flow operation, the six bank schedule will reduce daily aircraft utilization on the CRJ fleet and, to a lesser extent, the A319 fleet, but will increase connecting opportunities for passengers.

          While Independence Air has been successful in stimulating demand to, from and through its Washington Dulles hub, through February 2005 it has not achieved the load factor and yields projected in its original business model and thus has not met revenue projections.

Factors contributing to lower revenues than originally projected included the addition of new competitive service in markets served by Independence Air and a lower level of business traffic relative to leisure traffic than had been anticipated. This revenue shortfall combined with unprecedented high fuel prices have caused Independence Air to sustain higher than anticipated losses and to expend more cash than it anticipated when it embarked on its strategy of becoming an independent airline. To address this situation, Independence Air has undertaken a number of steps in addition to schedule changes discussed above, including a financial restructuring and changes in its distribution strategy as discussed below. While Independence Air believes that these actions have provided it an opportunity to continue operating through 2005 and into 2006 by improving liquidity and generating additional sales, the Company is operating in an extremely difficult industry environment that presents a number of risks and uncertainties that could adversely affect the Company's yield, liquidity and business plan. These are discussed in detail below in "Business - Risk Factors".

Financial Restructuring

          The airline industry is characterized by high fixed costs, consisting primarily of aircraft lease and financing costs. In the fourth quarter of 2004 and the first quarter of 2005, the Company took the following steps to address liquidity.

A319 Aircraft:

          Independence Air entered into an agreement with Airbus' wholly-owned affiliate AVSA S.A.R.L. ("AVSA") on November 12, 2004 to amend its purchase agreement for 16 Airbus A319 aircraft. Under the terms of the amended aircraft purchase agreement, delivery of ten A319s originally scheduled for 2005 has been rescheduled to 2007. The rescheduling of aircraft deliveries to 2007 reduced the amount of pre-delivery payments due in 2004 and 2005 under the purchase agreement as these deposits are not due until pre-set intervals prior to scheduled delivery. The amendment of the aircraft purchase agreement does not affect the scheduled delivery of six Airbus A319s in early 2006 that Independence Air has contracted to purchase from AVSA or the four remaining leased aircraft to be delivered in April and May 2005.

CRJ Aircraft:

          Independence Air entered into an agreement with Bombardier in December 2004 to further amend its aircraft purchase agreement in order to access approximately $38.8 million on deposit with Bombardier for aircraft orders. Under the amended agreement, Independence Air applied the majority of these deposits and progress payments against the outstanding debt owed to an affiliate of Bombardier on two CRJs delivered in October 2003 and against other outstanding trade payables owed to Bombardier and its affiliates. Independence Air thereafter effected the sale of the two CRJs and of two other CRJs and one spare CRJ engine, all of which it owned free and clear of any liens, for approximately $49 million. Bombardier continues to hold $3.4 million as deposits for Independence Air's commitment for 34 undelivered CRJs. Independence Air's commitments toward these undelivered aircraft continue to be subject to certain conditions.

          On February 18, 2005, the Company and Independence Air entered into a series of agreements with GE Commercial Aviation Services, Inc. and certain of its affiliates ("GECAS") as owner participant under leveraged leases relating to 24 CRJs, and with the various parties as loan participant under those leveraged leases, providing for the early termination of the leases. These agreements provide for the amendment of the leases to shorten the term of the leases such that they expire between February 2005 and July 2005. The agreements also reduce the rent between January 1, 2005 and the date of the lease expiration to the amount of accrued interest on the underlying leveraged lease loans.
Under the agreements, Independence Air will be required to meet certain amended return conditions and to deliver the aircraft to the lessors by agreed dates, but upon satisfaction of these obligations will have no further rent obligations with respect to periods after the amended lease expiration dates, for these aircraft. The termination of the 24 leases will result in a non-cash accounting charge currently estimated at $7.5 million to be taken as the leases are terminated to reverse deferred credits net of accruals for prepaid rents for these aircraft. The return of the 24 CRJs will save approximately $30 million in rent on an annual basis.

          The Company and Independence Air also entered into an agreement with GECAS on February 18, 2005 that establishes certain financial milestones applicable to three-month periods ending in June, September, October, November and December 2005 and January, February and March 2006 (Milestone Months). The financial milestones consist of tests of (1) the Company's unrestricted cash balance and (2) its earnings before interest, taxes, depreciation, amortization, and aircraft rents as a percentage of passenger revenues. Should the Company fail to satisfy the tests for a Milestone Month, or fail to provide the information necessary for the measurement of the milestones, GECAS will have the option, exercisable within ninety days following the delivery of the financial statements for such Milestone Month, to terminate the lease for one additional CRJ aircraft for each Milestone Month, up to a maximum of eight CRJ aircraft. The terms of the termination of the leases would be similar to those for the 24 aircraft to be early terminated as described above.

          Independence Air has amended, as of February 18, 2005, the operative lease or loan agreements for a total of 52 CRJ aircraft that are financed through leveraged leases or through mortgage loan financings, to revise the rental and loan payment structure from semi-annual payments to monthly payments and to defer approximately $70 million of the rent or loan payments that would have been due between January 2005 and February 2007. Depending on which operative lease or loan agreement, interest at a rate of Libor plus 250 basis points or US Treasury's plus 300 basis points will be charged on the outstanding deferral balance. The interest portion of the payments will be paid monthly beginning January 1, 2005, and the principal portion of the deferred rent and loan payments will be repaid on a monthly basis beginning in May 2006.

          In exchange for concessions from CRJ aircraft financing parties, the Company agreed to issue a total of 2,035,000 additional shares of FLYi common stock, $0.02 par on February 18, 2005. The shares of common stock are to be issued to certain aircraft lessors and lenders as partial consideration for their agreeing to participate in the restructuring of the terms of their respective aircraft loans or leases through the transactions described above. The number of shares of common stock issued to each lessor or lender was determined through arms-length negotiations, and no separate valuation was assigned to the issuance of the shares. None of the shares of common stock were issued in exchange for cash. The shares were issued in privately negotiated transactions in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933.

J41 Aircraft:

          Independence Air has entered into a series of agreements for the consensual early termination of leases for 21 of the 30 Jetstream 41 ("J41") turboprop aircraft that were previously retired from Independence Air's active fleet and are not currently used in Independence Air operations. The agreements are with the lessors of those aircraft, with the lenders in the leveraged leases covering three of the aircraft, and with the manufacturer that provided certain residual support in connection with the leases.

          BAE Systems (Operations), Limited and its affiliates ("BAE"), the manufacturer of the J41 aircraft, had provided certain residual value support to the lessors of 10 of the J41 aircraft that are subject to early termination agreements. The Company and Independence Air entered into an agreement with BAE on February 18, 2005 to resolve certain issues relating to BAE and to the lessors as a result of the early termination of the leases, and to resolve any claims which BAE may have against the Company or Independence Air resulting from the termination of those leases. BAE agreed to accept the applicability of its residual value support agreements to the lessors upon the early termination of the leases, and agreed that it would not pursue further claims against the Company or Independence Air relating to those agreements. The Company and Independence Air agreed to provide consideration to BAE in exchange, including a cash payment of $2.0 million and the issuance of a promissory note of $3.5 million bearing interest at 6.75% payable monthly with principal repayments beginning in June 2006 and ending in December 2007. The Company and Independence Air also agreed to issue a non-interest bearing convertible note in the amount of $5.0 million, convertible into 1 million shares of the Company's stock, and agreed to turn over all of its remaining J41 spare engines, parts and tooling to BAE during 2005. The Company and Independence Air also agreed that should BAE elect to settle any of its residual value agreements by purchasing the aircraft from the lessors, The Company and Independence Air would relinquish their claim to any refund of the security deposits for any purchased aircraft. The amount of the deposits is further described below.

          The agreements with the lessors of the J41 aircraft provide for the early termination of the leases, the return of the aircraft to the lessors, and the elimination of future rent obligations. These agreements were entered into as of January 14, 2005 for four aircraft and as of February 18, 2005 for an additional 17 aircraft. These lease terminations are expected to reduce Independence Air's net payments during the period from January 2005 through February 2007 by approximately $13.5 million net of cash payments made by Independence Air. Independence Air will be responsible for certain return obligations with respect to these aircraft, but upon satisfaction of these obligations will have no further rent obligations with respect to these aircraft. Independence Air posted, at the time it initially entered into the original leases, a total of $3.7 million in security deposits applicable to the J41 aircraft that are subject to these agreements. Independence Air has permanently relinquished its claim to $2.2 million of these deposits and conditionally relinquished its claim to the remainder of these deposits. Independence Air is not able to currently estimate how much, if any, of the remaining $1.5 million of deposits may be returned to it. The Company previously recorded an early retirement charge for the J41 aircraft as they were removed from operation. The early retirement charges previously recorded for these aircraft will be reconciled as the actual costs of the lease terminations are recorded in 2005.

          The Company and Independence Air agreed to provide consideration to the counterparties for entering into these agreements including cash payments totaling approximately $3.5 million and the issuance of interest bearing promissory notes totaling approximately $2.6 million bearing interest at 6.75% payable monthly and with equal payments of principal and interest monthly from February 2007 through June 2010. The Company also agreed to issue non-interest bearing convertible notes in the total amount of $20,952,113, convertible into 3,559,586 shares of the Company's stock. Independence Air also agreed to various terms with respect to the redelivery of the aircraft and in certain cases, to the condition of the aircraft upon return.

328Jet Aircraft:

          Independence Air had previously disclosed that, as a result of the termination of its Delta Connection agreement without cause, it had the right to assign to Delta Air Lines, Inc. ("Delta") leases for 30 Fairchild Dornier 328 regional jet (328Jet) aircraft formerly used in Delta Connection operations and to require Delta to assume the leases.
In its prior disclosure, the Company indicated that it would continue to be liable for future obligations under the leases in the event that Delta at any time did not fulfill those obligations. Independence Air is currently in the process of delivering these aircraft to Delta in connection with the assignment and assumption of the lease obligations. As part of its restructuring effort, the Company has secured commitments from lenders in the leveraged leases of these aircraft that, upon Delta's assumption of the 328Jet leases, the lenders will effectively release the Company and Independence Air from future obligations to them under the 328Jet leases. While the owner participant in the leveraged leases, a bankrupt entity that is in default of its obligations to the lenders and the Company, has not committed to a release of the Company, the lenders, which have an assignment of the owner participant's interest in the leases and have a priority of payment superior to that of the owner participant, have committed that they will not assert any claims against the Company with respect to events occurring after assumption by Delta. The lenders have also agreed that, if Independence Air is required to make any payments under the leases and the lenders receive any portion of such payments, they will return those payments to Independence Air. In consideration for this arrangement, the Company committed to issue 1.5 million shares of the Company's stock. Independence Air obtained rent deferrals similar to those reached on its CRJ fleet for the remaining two leased 328Jets that are not being assigned to Delta in exchange for the issuance of 130,000 shares of FLYi common stock and is actively marketing for sale one unencumbered 328Jet owned by Independence Air.

Other Actions:

          Independence Air entered into a term loan agreement with GECAS for $16.2 million and borrowed the full amount available under the term loan. The loan bears interest at a spread over three month LIBOR based on an agreed market rate, and is payable in 60 monthly installments ranging from approximately 1.4% of principal to approximately 2.0% of principal, with a final maturity on February 18, 2010. Independence Air is not permitted to voluntarily prepay the loan for three years and may do so thereafter only if it provides a letter of credit or other acceptable security in an amount equal to the payments that are being deferred under leases of 13 CRJ aircraft. The loan is secured by Independence Air's 11 CRJ spare engines and all of its CRJ spare parts. The loan agreement also provides that the sum of the outstanding amounts of the loan and lease deferral amounts may not exceed specified percentages of the appraised values of the collateral. If these percentages are exceeded, Independence Air is required to make a partial prepayment on the loans or provide additional collateral to restore compliance. Subject to these requirements, Independence Air is permitted to dispose of collateral to the extent they become surplus to normal operations.

          During the fourth quarter of 2004, Independence Air also initiated and responded to proposals with other carriers to consider arrangements that would supplement or substitute for its Independence Air operations with respect to some or all of its operations or aircraft, and during the first quarter of 2005 it continued to explore whether any such arrangements might be available on attractive terms. The Company also continues to evaluate opportunities to finance the acquisition of aircraft, engage in other financing transactions, sell additional equity or debt securities, enter into credit facilities with lenders, or sell underutilized assets, all for either strategic reasons or to further strengthen our financial position.

Marketing and Sales

          Independence Air initially adopted the distribution model used by other low-cost carriers like Southwest and JetBlue that limited ticket sales to its own web site and call centers. However, during the fourth quarter of 2004 Independence Air began to enter into agreements that would allow it to offer its inventory through the Global Distribution Systems ("GDSs"). Additional GDSs were implemented during the first quarter of 2005, and Independence Air now participates in most of the major GDSs and a number of online travel sites including Travelocity and Orbitz. Participation in the GDSs is supported by Independence Air's team of Sales professionals who solicit individual corporations and travel agencies, creating additional interest and incentives for booking Independence Air flights.

          Although 85% of Independence Air's total bookings are created online or through the GDSs, the remaining volume is processed through Independence Air's toll-free reservations phone lines. Independence Air maintains a reservations staff at its headquarters facility to monitor and handle the most complex customer service matters and to solicit and assist in corporate account bookings. In addition, Independence Air has contracted with a number of third party specialists to handle routine reservations calls at various facilities operated by those parties.

          Independence Air offers a frequent flyer program known as iCLUB. Members earn iPOINTs based on the amount of money spent on Independence Air travel. iPOINTs are credited when travel is flown and are good for 12 months. Awards are posted to an iCLUB account when thresholds are met within a specified period, and may be redeemed for roundtrip fares on Independence Air. The Company accounts for the estimated cost of its frequent flyer program by accruing a liability for the estimated incremental cost of providing service to those customers who will redeem awards.

Fuel

          The Company's finances have been dramatically affected by record high fuel prices. Recently, Independence Air has purchased fuel at a price of $1.65 per gallon. When Independence Air operations commenced in June 2004, fuel prices were $1.27 per gallon, and the original business plan from June 2004 for Independence Air estimated fuel prices, based on then-prevailing market prices, was at $.90 per gallon. Independence Air estimates that it will consume approximately 100 million gallons of jet fuel in 2005. Independence Air has not hedged fuel costs.

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

          Recently competition has become even more intense as a result of the initiatives of low-fare airlines, including Independence Air, to introduce service to markets that have been traditionally served by legacy carriers and by the initiatives of the legacy carriers in response. The legacy carriers, in some cases operating under the protection of Federal bankruptcy laws and in the case of US Airways operating with government provided financing, have reacted by matching fares, reducing restrictions, offering additional frequent flyer incentives, increasing advertising, and by taking aggressive steps to reduce their own costs. They have also in several instances increased their capacity in routes served by low-fare carriers. United, for example, responded to Independence Air's service introduction by increasing capacity by 37% in markets served by Independence Air from Washington Dulles. In other markets where Independence Air competes, US Airways, Delta, and Northwest have matched fares, added frequency to existing markets, and/or started service to markets they previously did not serve. The result of this increased intensity in competition has been a substantial increase in available flight options for the consumer at substantially reduced prices, which has lead to an increase in overall passenger traffic but at substantially reduced revenue for the airlines. The intense competition has also limited the ability of carriers to adjust pricing to reflect the increased cost of high fuel prices.

          Our competitors and potential competitors include major U.S. airlines, low-fare airlines, regional airlines and new entrant airlines. The major airlines are larger, generally have greater financial resources and serve more routes. They also use advanced technologies, such as ticketless travel, laptop computers and website bookings. Our primary competitors in the non-stop markets that we serve are United, US Airways and, to a lesser extent, Southwest Airlines, each of which has greater financial resources and name recognition than we do. United and US Airways have also benefited from their operation under bankruptcy court protection, and US Airways has benefited from government provided financing.

Seasonality

          The Company's business is highly seasonal in nature with the winter months being the worst and the spring/summer months being the best. As such, the Company's quarterly results may not be indicative of full year results.

Previous Code-Share Operations

          The Company's prior agreements with United ("UA Agreements") defined the terms of IA's operation in the United Express program. IA's United Express operations accounted for approximately 71% of the Company's 2004 passenger revenue and 100% of its 2003 passenger revenue after excluding the discontinued Delta Connection operation. In November 2000, the Company and United amended and restated the UA Agreements, effectively changing from a revenue sharing arrangement to a fee-per-departure arrangement. Under the UA Agreements in effect prior to December 2000, IA was responsible for, among other things, scheduling, pricing, and marketing its flights, in coordination with United's operations, for which it paid United a portion of its revenues. Under the fee-per-departure arrangement in effect as of December 1, 2000, IA operated a flight schedule designated by United, for which United paid IA an agreed amount per departure regardless of the number of passengers carried, with IA being able to receive additional incentive payments based on operational performance. IA thereby assumed the risks associated with operating the flight schedule and United assumed the risk of scheduling, marketing, and selling seats to the traveling public. Pursuant to the restated UA Agreements, United, at its own expense, provided a number of additional services to IA. These included reservations, route planning, scheduling, pricing, revenue management, revenue accounting, marketing, frequent flyer administration, and the provision of ticket handling services, customer service, and ground support services at most of the airports where both companies operate flights concurrently.

          On December 9, 2002, UAL, Inc. and its subsidiaries, including United, filed for protection under Chapter 11 of the United States bankruptcy code. UAL has continued operating and managing its business and affairs as a debtor in possession. In bankruptcy, United had the right to assume or reject all executory agreements including the Company's UA Agreements. In July, 2003, the Company announced that it intended to utilize IA's assets to operate as an independent low-fare airline in the event that United determined to reject the UA Agreements as a part of United's reorganization in bankruptcy. On April 5, 2004 the Company announced it had reached an agreement with United providing for a transition schedule and exit plan for all IA's United Express aircraft and related operations as a result of United's decision to reject the UA Agreements. That agreement and United's rejection of the UA Agreements was approved by the United States Bankruptcy Court for the Northern District of Illinois, which oversees United's bankruptcy, on April 16, 2004. IA subsequently phased out of United Express operations and operated its last United Express service on August 3, 2004.

          The Company and United reached a settlement on the amounts owed under the United Express agreement in a settlement agreement approved by the bankruptcy court on October 15, 2004. This settlement required United to pay the Company $4.0 million in the fourth quarter of 2004. Upon payment by United, the Company and United discharged each other from any further charges related to the Company's participation in the United Express program prior to September 30, 2004, the effective date of the settlement agreement, except that the settlement does not affect the Company's claim against United for damages from its rejection of the Company's United Express Agreement. The effect of the settlement agreement was recognized in the fourth quarter. Despite the settlement, United continues to dispute certain billing matters, with the total amount remaining in dispute believed to be approximately $0.4 million.

          The Company's Delta Connection Agreement ("DL Agreement") defined the terms of IA's operation in the Delta Connection program. Prior to being accounted for as a discontinued operation, IA's Delta Connection operations accounted for approximately 20% of the Company's 2004 passenger revenue and approximately 17% of its 2003 passenger revenues. IA was compensated by Delta on a fee-per-block hour basis at rates that were reset annually based on anticipated costs in the coming year. Under the fee-per-block hour arrangement, IA was contractually obligated to operate a flight schedule designated by Delta, for which Delta paid IA an agreed amount per block hour regardless of the number of passengers carried, with incentive payments based on operational performance. IA thereby assumed the risks associated with operating the flight schedule and Delta assumed the risks of scheduling, marketing, and selling seats to the traveling public. Pursuant to the DL Agreement, Delta, at its expense, provided a number of support services to the Company. These included reservations, customer service, ground handling, station operations, pricing, scheduling, revenue accounting, revenue management, frequent flyer administration, marketing, a maintenance hangar facility in Cincinnati, and other passenger, aircraft and traffic servicing functions in connection with IA's Delta Connection operation. On April 6, 2004, the Company announced it had received formal notification from Delta that Delta will end its fee-per-block hour agreement with IA by invoking its right under the Delta Connection Agreement to terminate without cause upon 180 days notice. Subsequently a transition agreement was entered into with Delta to specify the terms of the transition, and IA completed its Delta Connection operations on
November 1, 2004.   The Company is treating the termination of the Delta
code share agreement as a discontinued operation and accordingly has removed the revenues, expenses, and operating statistics attributable to the Delta Connection operation from all reported operating results presented in these financial statements and results of operations and is including these amounts net of income tax as results from discontinued operations.

Employees

          As of March 1, 2005, the Company and Independence Air had 3,683 full-time and 339 part-time employees, classified as follows:

           Classification               Full-    Part-
                                         Time     Time
           Pilots                         947        -
           Flight attendants              560        -
           Station personnel            1,035      279
           Maintenance personnel          352        2
           Management,
           administrative and
             clerical personnel           789       58
           Total employees              3,683      339

          Independence Air's pilots are represented by the Airline Pilots Association ("ALPA"), flight attendants are represented by the Association of Flight Attendants-Communications Workers of America ("AFA-CWA"), and aviation maintenance technicians and ground service equipment mechanics are represented by the Aircraft Mechanics Fraternal Association ("AMFA").

          In November 2003, the Company and Independence Air finalized an amended collective bargaining agreement with ALPA on pay reductions and work rule changes that were contingent on signing a purchase agreement with an aircraft manufacture for delivery of twenty-five narrow body aircraft. The agreement extended the term of the collective bargaining agreement such that it will next be amendable as of December 31, 2007, and established pay rates and work-rules for pilots operating narrow-body jets that the Company believes are competitive with other low-fare carriers. The new agreement also included terms designed to decrease costs and increase productivity for operating its regional jets including a reduction in CRJ rates that took effect in June 2004.

          Independence Air's collective bargaining agreement with the AFA-CWA, which was ratified in October 1998, became amendable in October
2002. Independence Air and AFA-CWA reached a Tentative Agreement on February 10, 2005. A vote on the Tentative Agreement will be completed on March 21st, 2005. If ratified by the Flight Attendants the new agreement will be amendable July 31, 2007. The agreement is designed to address quality of life issues that were of concern to the work group and to update work rules of interest to the parties. If adopted, the agreement would provide for the first pay rate increase to be effective in August 2006.

          Independence Air's collective bargaining agreement with AMFA, which was ratified in June 1998, became amendable in June 2002. Independence Air has been in mediated negotiations with AMFA during 2004. The Mediator recessed negotiations in October 2004 and Independence Air and AMFA have not met in formal negotiations since. Independence Air is unable to predict when meetings will resume, but does not anticipate that any issues relating to these negotiations will have a material effect on Independence Air's operations for the foreseeable future.

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

          Independence Air's other work groups are not unionized. Independence Air believes that certain of its unrepresented labor groups are from time to time approached by unions seeking to represent them. However, Independence Air has not received any official notice of organizing activity and there have been no representation applications filed with the National Mediation Board by any of these groups. Independence Air believes that the wage rates and benefits for non-union employee groups are comparable to similar groups at other similarly situated airlines.

Pilot Training

          Independence Air conducts its CRJ pilot training through a training program managed internally, conducted by in-house instructors, and utilizing simulators operated by a third party. Independence Air has entered into agreements with Pan Am International Flight Academy ("PAIFA") for CRJ simulator usage at PAIFA's facility near Washington Dulles. This facility currently houses three CRJ simulators, and Independence Air believes that these facilities will be adequate to support its training requirements. The agreements require Independence Air to purchase an annual minimum number of CRJ simulator training hours at agreed rates through 2010. Independence Air's payment obligations for CRJ simulator usage over the remaining years of the agreements total approximately $6.8 million. Independence Air has restructured its agreements with PAIFA to reduce its simulator costs for 2005.

          Independence Air conducts its Airbus training through a training program provided by Airbus. The training is to be provided by Airbus and certain rates have been agreed as part of the Airbus acquisition agreement. Independence Air is also free to purchase training from alternative sources. Independence Air believes that adequate training services, including simulator time in North America, will be available from Airbus to fulfill its training requirements for the foreseeable future. Independence Air is utilizing manufacturer credits issued in lieu of payment for a portion of its initial training requirements. When these credits are fully utilized it will need to pay cash for subsequent training. In addition to the usage of the manufacturer's training program, Independence Air may conduct a limited amount of training using its own training program and instructors, and will consider development of an in-house training program for A319s pilots in the future.

Industry Regulation and Airport Access

          Economic. The Department of Transportation ("DOT") has extensive authority to issue certificates authorizing carriers to engage in air transportation, establish consumer protection regulations, prohibit certain unfair or anti-competitive practices, mandate certain conditions of carriage and make ongoing determinations of a carrier's fitness, willingness and ability to provide air transportation. The DOT can bring proceedings for the enforcement of its regulations under applicable federal statutes, which proceedings may result in civil penalties, revocation of operating authority or criminal sanctions.

          The Company's Independence Air subsidiary holds a certificate of public convenience and necessity, issued by the DOT, which authorizes it to conduct scheduled and charter air transportation of persons, property and mail between all points in the United States, its territories and possessions with regional jet and narrow-body equipment. In addition, Independence Air may conduct scheduled and charter air transportation with regional jet aircraft to points outside the United States, subject to obtaining any necessary authority from any foreign country to be so served. Were Independence Air to operate its narrow-body aircraft outside of the United States, additional DOT authority would be required to conduct such air transportation. Independence Air's certificate requires that Independence Air maintain DOT-prescribed minimum levels of insurance, comply with all applicable statutes and regulations and remain continuously "fit" to engage in air transportation. Based on conditions in the industry, or as a result of Congressional directives or statutes, the DOT from time to time proposes and adopts new regulations or amends existing regulations that may impose additional regulatory burdens and costs on Independence Air. Imposition of new laws and regulations on air carriers could increase the cost of operation and or limit carrier management discretion.

          Safety. The FAA extensively regulates the safety-related activities of air carriers. Independence Air is subject to the FAA's jurisdiction with respect to aircraft maintenance and operations, equipment, ground facilities, flight dispatch, communications, training, weather observation, flight personnel, the transportation of hazardous materials and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires commercial airlines under its jurisdiction to obtain an operating certificate and operations specifications for the particular aircraft and types of operations conducted by such airlines. The Company's Independence Air subsidiary possesses an operating certificate and related authorities issued by the FAA authorizing it to conduct operations with turboprop, regional jet and narrow-body equipment. Independence Air's authority to conduct operations is subject to suspension, modification or revocation for cause. The FAA has authority to bring proceedings to enforce its regulations, which proceedings may result in civil penalties, which can be substantial, criminal penalties, or suspension or revocation of operating authority.

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

          In order to ensure the highest level of safety in air transportation, the FAA has authority to issue maintenance directives and other mandatory orders. These relate to, among other things, the inspection of aircraft and the mandatory removal and replacement of parts or structures. In addition, the FAA from time to time amends its regulations and such amended regulations may impose additional regulatory burdens on Independence Air, such as the required installation of new safety-related items. Depending upon the scope of the FAA's orders and amended regulations, these requirements may cause Independence Air to incur substantial, unanticipated expenses.

          On November 19, 2001 the President signed into law the Aviation and Transportation Security Act (the "Security Act"). The Security Act requires heightened passenger, baggage and cargo security measures to be adopted as well as enhanced airport security procedures. The Security Act created the Transportation Security Administration ("TSA") that has taken over the responsibility for conducting the screening of passengers and their baggage at the nation's airports as of February 17, 2002. The activities of the TSA are funded in part by the application of a $2.50 per passenger enplanement security fee (subject to a maximum of $5.00 per one way trip) and payment by all passenger carriers of a sum not exceeding each carrier's passenger and baggage screening cost incurred in calendar year 2000. In the Administration's fiscal year 2006 budget it has proposed to authorize TSA to collect an additional $3.00 per passenger segment security fee, or $5.50 per segment and a maximum of $8.00 per one-way trip. If Congress accepts the Administration's proposal, Independence Air will have to collect these additional fees from its passengers, thereby making the cost of air transportation more expensive which, in turn, may dampen demand for the services of Independence Air. In addition, competitive pressures in the industry may preclude Independence Air from being able to pass on the added fee such that the fee may further diminish Independence Air's air transportation revenues.

          The Security Act imposes new and increased requirements for air carrier employee background checks and additional security training of flight and cabin crew personnel. These additional and new requirements have increased the security related costs of Independence Air. The Security Act also mandates and the FAA has adopted new rules requiring the strengthening of cockpit doors, some of the costs of which have been reimbursed by the FAA. Independence Air has completed all mandatory cockpit door modifications and has been reimbursed $2.7 million under the Security Act, although the cost of such modifications exceeded this amount. At times when the aviation security threat level is elevated by the Department of Homeland Security, Independence Air may experience security-related disruptions, including reduced passenger demand, resulting from enhanced passenger screening at airports and possible flight cancellations. Independence Air believes that its exposure to such disruptions is no greater than that faced by other providers of regional air carrier services.

          Although the TSA has taken over the former responsibilities of the air carriers for the screening of all passengers and baggage, the TSA, as with the FAA before it, requires air carriers to adopt and enforce procedures designed to safeguard property, and to protect airport and aircraft against terrorist acts. The TSA, from time to time, may impose additional security requirements on air carriers and airport authorities based on specific threats or world conditions or as otherwise required. The TSA has issued a number of security directives and altered procedures upon changes in the Office of Homeland Security announcements of heightened threat levels, and Independence Air has adjusted its security procedures on numerous occasions in response to these directives. Independence Air incurred substantial expense in complying with current security requirements and it cannot predict what additional security requirements may be imposed in the future or the cost of complying with such requirements.

          Associated with the FAA's security responsibility is its program to ensure compliance with rules regulating the transportation of hazardous materials. Independence Air has policies against accepting hazardous materials or other dangerous goods for transportation. Employees of Independence Air are trained in the recognition of hazardous materials and dangerous goods through an FAA approved training course. Independence Air may ship aircraft and other parts and equipment, some of which may be classified as hazardous materials, using the services of third party carriers, both ground and air. In acting in the capacity of a shipper of hazardous materials, Independence Air must comply with applicable regulations. The FAA enforces its hazardous material regulations by the imposition of civil penalties, which can be substantial.

          Other Regulation. In the maintenance of its aircraft fleet and ground equipment, Independence Air handles and uses many materials that are classified as hazardous. The Environmental Protection Agency and similar local agencies have jurisdiction over the handling and processing of these materials. Independence Air is also subject to the oversight of the Occupational Safety and Health Administration concerning employee safety and health matters. Independence Air is subject to the Federal Communications Commission's jurisdiction regarding the use of radio frequencies.

          Federal law establishes maximum aircraft noise and emissions limits. At the present time, all of the aircraft operated by Independence Air comply with all applicable federal noise and emissions regulations. Federal law generally preempts airports from imposing unreasonable local noise rules that restrict air carrier operations. However, under certain circumstances airport operators may implement reasonable and nondiscriminatory local noise abatement procedures, which could impact the ability of Independence Air to serve certain airports, particularly in off-peak hours.

          Slots. Slots are reservations for takeoffs and landings at specified times and are required by governmental authorities to operate at certain airports within the United States. Independence Air has rights to and utilizes takeoff and landing slots at New York-Kennedy, and White Plains, New York airports. Airlines may acquire slots by governmental grant, by lease or purchase from other airlines, or by loan when another airline does not use a slot but desires to avoid governmental reallocation of a slot for lack of use. All leased and loaned slots are subject to renewal and termination provisions. Under law presently in effect, slot regulation at Kennedy airport is scheduled to end after January 1, 2007. The rules also provide that, in addition to those slots currently held by carriers, operators of regional jet aircraft and new entrant air carriers may apply for, and the Secretary of Transportation must grant, additional slots at New York-Kennedy in order to permit the carriers to offer new service, increase existing service or upgrade to regional jet service in qualifying smaller communities. There is no limit on the number of slots a carrier may request. Prior to the commencement of services by Independence Air, Independence Air requested and obtained from the FAA, under the provisions of current law, slots necessary to operate its flight schedule to and from New York Kennedy Airport. The New York Kennedy Airport slots are permanent, subject to loss due to nonuse. To the extent Independence Air would seek to operate narrow-body aircraft at Kennedy or any other slot controlled airport, it will have to either purchase or lease slots from another air carrier or be qualified to obtain such slots under the then current regulatory regime. Slots at White Plains, New York airport are held in the name of Independence Air and are sufficient to conduct operations at the airport. As a result of congestion at Chicago O'Hare Airport on January 21, 2004 the FAA entered an Order requiring the two largest O'Hare carriers, United Airlines and American Airlines, to reduce their O'Hare flight schedules, including the schedules operated by carriers affiliated with these major carriers. The FAA order was subsequently extended until October 2004. Prior to its expiration, the FAA on August 18, 2004 issued another order setting limits through April 30. 2005 on the number of air carrier arrivals at O'Hare during peak hours to reduce the level of airport congestion and applied the terms of the order to all domestic carriers operating at O'Hare, including Independence Air. The FAA has proposed to extend the effectiveness of this order until October 30, 2005 during which time the FAA has indicated that it intends to propose and adopt a longer term, more permanent solution to the issue of O'Hare airport delays. At the current time Independence Air has sufficient rights to conduct flights at O'Hare during the controlled hours. Should the FAA propose additional limits on Independence Air flight arrivals, it may not be able to develop a flight schedule that maximizes Independence Air's revenue opportunities.

Risk Factors Affecting the Company

          The Company's business is subject to numerous risks and uncertainties, as described below and in the section titled, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosures About Market Risk".

Risk Factors Affecting the Company Relating to Independence Air


We face pressure to increase operating revenues and reduce operating costs to avoid a liquidity crisis

          The fierce competition and weak revenue environment that Independence Air operations have encountered, combined with lower than expected passenger traffic and unprecedented high jet fuel prices have resulted in Independence Air's revenue falling significantly below anticipated levels and the Company expending cash at an unsustainable rate. Although we have implemented cost savings measures, we may not be able to reduce our operating costs enough to offset the revenue shortfall.

          We expect to have substantial cash needs as we continue to establish ourselves under the new brand "Independence Air" as a low-fare carrier, including cash required to fund increases in accounts payable, prepaid expenses, aircraft security deposits on new aircraft to be leased, pre-delivery payments on new aircraft to be purchased, as well as anticipated operating losses. As of December 31, 2004, our debt of $238.8 million exceeded our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2004, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year were approximately $1.7 billion for 2005 through 2024, not including commitments for the remaining Airbus A319 aircraft we intend to acquire.

          Future operating lease commitments for the eight leased Airbus aircraft undelivered at December 31, 2004 are expected to be approximately $325 million, and our purchase commitment for 16 additional Airbus aircraft is expected to be approximately $560 million over the next three years, including estimated amounts for contractual price escalations. We will continue to incur additional debt and other fixed obligations as we take delivery of new aircraft and other parts and equipment and continue to expand into new markets. The leases for the Airbus aircraft require security deposits to be held by the lessors in addition to payments of monthly rent and maintenance reserves. The purchase agreement for the Airbus aircraft requires progress payments to be made for each aircraft as the delivery date approaches. We have historically funded the majority of our aircraft acquisitions by entering into off-balance sheet financing arrangements known as leveraged leases, in which third parties provide equity and debt financing to purchase the aircraft and simultaneously enter into long-term agreements to lease the aircraft to us. However, we do not anticipate that this source of financing will be available to us for the foreseeable future, and that we will need to finance our aircraft through secured debt or operating leases. We are exposed to interest rate risks that can affect our costs under any of these financing techniques. There can be no assurance that we will be able to secure lease and/or debt financing on terms acceptable to us or at all.

          Our outstanding indebtedness and significant fixed obligations, and our lack of a history of profitability for Independence Air operations, could have important consequences. For example, they could:

     . adversely affect our ability to obtain additional financing to support our planned growth and for working capital and other general corporate purposes;

     . divert substantial cash flow from our operations and expansion plans in order to service our fixed obligations or to place deposits or collateral to secure financing;

     . require us to incur significantly more interest or rent expense than we currently do; and

     . place us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

          We have no lines of credit, other than letters of credit collateralized by cash, and we will continue to rely on our existing cash balances, cash flow from operations and other sources of capital to satisfy our obligations. In connection with our recently completed financial restructuring, we pledged substantially all of our remaining unencumbered collateral. Even with the recent completion of our financial restructuring, if passenger traffic or yield do not achieve anticipated levels, fuel costs continue at current high levels or other events affect its operations,the Company may again face liquidity concerns.
If the Company is not able to achieve its current business plan, cash balances and cash flow from operations together with operating lease financing and other available equipment financing may not be sufficient to enable the Company to meet its working capital needs, expected operating lease financing commitments, other capital expenditures, and debt service requirements as they come due for the remainder of 2005 and into 2006. If we are unable to make payments on our debt and other fixed obligations as they come due, we could be forced to consider commencing a bankruptcy case under Chapter 11 of the U.S. Bankruptcy Code or may be the subject of an involuntary Chapter 11 case commenced against us by creditors.

Because we have limited operating history as a low-fare carrier, it is difficult to evaluate our ability to succeed in this business

          Although we have operated as an airline since 1992, our past results offer little meaningful guidance with respect to our future performance because prior to June 16, 2004 we had not operated as an independent carrier. In addition, we have not had responsibility for route planning, scheduling, pricing, marketing, advertising, sales, revenue management or revenue accounting functions since December 2000, and for the first time we are operating our own distribution, reservations and ticketing functions. Also, while previous operations have been under the United and Delta brands, Independence Air is a new brand, and has limited market recognition. As a result, because we have only recently begun to operate as an independent, low-fare carrier, it is difficult to evaluate our future prospects. Our future performance will depend on a number of factors, including our ability to:

       . Further develop our Independence Air brand and product to make it attractive to our target customers;

       . implement our business strategy by placing into service additional A319 aircraft into new and longer-haul markets than we have previously served;

       . successfully choose new A319 markets and service levels, and successfully choose the markets and service levels to be operated by our reduced CRJ fleet;

       . reduce our expenses to adjust to the current revenue and fuel cost environment, and to reflect a reduced number of aircraft in operation;

       . secure favorable terms with airports, suppliers and other contractors;

       .  monitor and manage major operational and financial risks;

       . return a significant number of aircraft to their lessors during 2005, without incurring unexpected costs or disruption of ongoing operations;

       . obtain and maintain necessary regulatory approvals, including airport "slots" where necessary;

       .  attract, retain and motivate qualified personnel;

       . finance the necessary capital investments including future aircraft deliveries;

       .  maintain the safety and security of our operations; and

       . react to responses from our competitors, including both legacy and low-fare airlines.

There can be no assurances that we will successfully address any of these factors, and our failure to do so could harm our business.

Our recently completed financial restructuring may result in significant expenditures and limits the flexibility of our operations

          As discussed above under "Item 1. Business - Financial Restructuring," in connection with our recently completed financial restructuring we have entered into agreements that require us to satisfy certain obligations. We may have to incur unexpected costs to satisfy certain of these obligations, and our failure to satisfy these or other obligations arising under our financial restructuring could limit the flexibility of our operations. We have reached agreements with the lessors for 24 of Independence Air's CRJs and, as stated above, with the lessors for 21 of the J-41 turboprops that were formerly used in our United Express operations for the return of the aircraft to the lessors and the elimination of our future rent obligations. The terms of those agreements include certain obligations with respect to the return of the aircraft, including physical condition and timing of the return. We may incur unexpected charges arising from those obligations and/or may fail to satisfy all of those obligations as to some or all of the aircraft. We have also agreed to permit the lessor to require us to return up to eight additional CRJ aircraft if we do not meet certain financial milestones. The removal of these aircraft could result in additional costs, and could be harmful to the business plan if we are forced to remove aircraft that are providing a positive contribution to our performance. The restructuring of the lease and loan payments on 52 CRJs defers the payment of approximately $70 million that would have been due between January 2005 and February 2007 and converts the previous semi-annual payment dates to monthly payment dates. The $70 million of deferrals and associated interest will be repaid monthly over the remaining term of the financing beginning in May 2006.

We are under pressure to control and reduce our costs

          The extensive competition, high fuel costs, excess capacity and success of low-fare carriers has resulted in increased emphasis in the airline industry on controlling and reducing expenses. Many of our competitors are effecting cost reductions that will increase their ability to compete against Independence Air. In this environment, if we are unable to align our costs with our business plan or to control and reduce our costs in general, we may not be able to effectively compete against other regional carriers flying for legacy carriers or other low-fare carriers to maintain or expand our existing operations and carry out our business plan.

We are subject to risks arising from fuel costs and availability of fuel

          Like all airlines, our finances have been dramatically affected by record high fuel prices. Recently we have purchased fuel at a price of $1.65 per gallon. When we first started Independence Air operations in June 2004 we were purchasing fuel at $1.27 per gallon. With about 100 million gallons projected to be consumed in 2005, at today's rates we would incur approximately $38.1 million in additional cost for 2005 compared to what that fuel would have cost at prices that were prevailing when we first started operations. We have not hedged our fuel needs. We cannot predict the future cost and availability of fuel. Both fuel costs and availability are subject to many economic and political factors and events occurring throughout the world over which we have no control. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for both home heating oil and gasoline.
Because of the intense pricing competition, the ability of carriers to adjust pricing to reflect higher fuel costs has been limited. We do not believe that this present situation is sustainable either for us or for the industry as a whole, and that without either a reduction in fuel prices or an increase in ticket prices, we, like many other airlines, may not be successful.

          We rely on third parties and supply infrastructure to provide sufficient fuel for our operations. The inability of these third parties to perform, the interruption of fuel supplies at an airport, or the inability to deliver sufficient fuel to us due to infrastructure constraints could result in cancelled flights and/or higher fuel prices.

We have costs and possible exposure arising from the Fairchild Dornier 328 regional jet ("328Jet") and termination of our Delta Connection operations

          In April 2002, Fairchild Dornier GmbH ("Fairchild"), the manufacturer of the 32-seat 328Jet, was placed under the supervision of a court-appointed interim trustee and in July 2002 Fairchild opened formal insolvency proceedings in Germany. The lack of manufacturer product support, along with a high level of unscheduled maintenance events for the engines that power the aircraft, resulted in an increase in the cost to operate the 328Jet aircraft type and a decrease in the aircraft's value. Following Delta's notice that it would terminate the Delta Agreement without cause upon 180 days notice, we notified Delta that we were exercising our right under the terms of the Delta Agreement to require Delta to assume the leases on 30 of the 33 328Jets used in the Delta program. We have entered into agreements with the loan participants of those leveraged leases to relieve us of further obligations to them under the leases provided we can complete the assignment to Delta within a specified period of time. We do not have such an agreement with the equity participant in such aircraft although we believe that other circumstances relating to the structure of the leases and to certain defaults to us by that party effectively insulates us from further liability. We are anticipating completing the assignment to Delta in March 2005 but there can be no assurance that the assignments will be successfully completed. We are currently working with Delta and their representatives to complete inspections and records review for each aircraft. These detailed inspections of each aircraft and its related records have caused the Company additional expense and time not originally planned. The delay in assigning the aircraft to Delta required the Company to make the semi annual lease payment due on these aircraft. Delta is currently repaying these rents on a weekly basis and is obligated to make up any unamortized amounts upon assignment of the aircraft. Until the assignments to Delta are complete, the Company is at risk of not recovering the semi-annual rents it has already paid and remains liable for the full lease term in the case Delta were to default on its obligations. We also are responsible for the remarketing of the two leased 328Jet aircraft that we do not have a right to require Delta to assume, as well as the spare parts inventory, tooling and ground equipment unique to the 328Jet. There can be no assurance that we will be able to redeploy in a profitable manner these two leased 328Jets. We recorded impairment charges of $13.8 million in connection with our one owned 328Jet and 328Jet spare parts, early retirement charges of $7.2 million in connection with the two leased 328Jets that we do not have the right to require Delta to assume and may incur additional one-time costs in connection with the termination of the Delta relationship.

We will incur cash charges and may incur other unexpected charges as we return the J-41 aircraft to the lessors

          We have retired all J-41 type aircraft from our fleet. As part of our recently completed financial restructuring, we have reached agreement with the lessors for 21 of those aircraft on the terms for the return of the aircraft to the lessors and the elimination of our future rent obligations. The terms of those agreements include certain obligations with respect to the return of the aircraft, including in some cases physical condition, the production of certain records, and timing of the returns. We may incur unexpected charges arising from those obligations and/or may fail to satisfy all of those obligations as to some or all of the aircraft. For the remaining nine J41 aircraft we are still contractually required to continue to make payments under the lease/loan agreements for the aircraft, and do not expect to be able to obtain any significant amount of sublease income relative to our rent obligations.


Our expansion of Independence Air requires significant new infrastructures

          Our business strategy involves successfully establishing Washington Dulles as the hub for a new low-fare airline, establishing the Independence Air brand in regional jet markets we have been serving to and from Washington Dulles, expanding our operation into certain markets not previously served, and creating flight connection opportunities. We must continue to establish and maintain significant new infrastructures that are necessary to operate as an independent airline, including scheduling, market planning and marketing, advertising, ground operations and information systems. Achieving our business strategy is critical in order for our business to create passenger connecting opportunities for markets to be served with our existing fleet of CRJs and with the Airbus A319 aircraft that we currently operate and are acquiring, and to achieve economies of scale, both of which are critical to profitable operations. Increasing the number of markets we serve depends on our ability to successfully introduce the Airbus aircraft into our fleet, and to secure suitable slots, gates, ticket counter positions and other facilities at airports located in our targeted geographic markets. In some of our markets we must establish and maintain ground operations and in some markets we compete with United and others for facilities and employees. Opening new markets requires us to commit a substantial amount of resources, even before new service commences. Expansion also requires additional skilled personnel and equipment. An inability to hire and retain skilled personnel or to secure the required equipment and facilities efficiently and cost-effectively or to successfully develop and implement other necessary systems may affect our ability to achieve our business strategy. In addition, Independence Air operations may also increase the demands on management and our operating systems and internal controls beyond levels we currently anticipate. Such expansion may strain our existing management resources and operational, financial and management information systems to the point that they may no longer be adequate to support our operations, requiring us to make larger expenditures in these areas than we currently anticipate. There can be no assurance that we will be able to develop these controls, systems or procedures on a timely or cost-effective basis, and the failure to do so could harm our business.

Failure to successfully implement our strategy for Independence Air could harm our business

          Our business strategy for Independence Air involves, among others, attractive schedule and connection opportunities to the markets we serve, aggressive management of unit costs, and offering fares that are significantly lower than existed prior to our entry in order to stimulate demand. While we have found that our new fare structure has in fact stimulated passenger growth, our competitors' response in aggressively matching our fares and increasing capacity on many of our markets has resulted in an overcapacity of seats relative to the increased passenger growth. There can be no assurance that we will be able to sufficiently balance our costs with the demand for our product, and failure to do so may prevent us from successfully implementing our strategy for Independence Air.

Our maintenance costs will increase as our regional jet fleet ages and as certain aircraft are returned to the lessors and retired from our fleet

          As our fleet of regional jet aircraft ages, the maintenance costs for such aircraft will likely increase. In addition, the CRJs being returned to lessors under our recently completed financial restructuring are generally among our newer aircraft, and thus have operated at lower costs than our average fleet. Although we cannot accurately predict how much our maintenance costs will increase in the future, they may increase significantly. Any such increase could have an adverse effect on our business, financial condition and results of operations. We are vulnerable to any problems associated with the aircraft in our fleet, including design defects, mechanical problems or adverse perception by the public that would result in customer avoidance or an inability to operate our aircraft.

Our business plan for Independence Air is heavily dependent on the metropolitan Washington, D.C. market, including Northern Virginia, and a reduction in demand for air travel in this market or the inability of Washington Dulles to accommodate our operations would harm our business

          Our operations focus on flights to and from our primary base of operations at Washington Dulles. As a result, we are highly dependent upon the Washington, D.C. and Northern Virginia markets. Our business would be harmed by any circumstances causing a reduction in demand for air transportation in the Washington, D.C. and Northern Virginia metropolitan area, such as adverse changes in local economic conditions, political disruptions or violence (including any terrorist attacks), negative public perception of the city or region, significant price increases linked to increases in airport access costs and fees imposed on passengers or the impact of past or future terrorist attacks. Likewise, our business could be harmed by any disruption of service or facilities at Washington Dulles.

We face competition as a low-fare airline from legacy carriers as well as low-fare airlines to which we have not been previously exposed

          The airline industry is highly competitive, primarily due to the effects of the Airline Deregulation Act of 1978, which substantially eliminated government authority to regulate domestic routes and fares, and increased the ability of airlines to compete with respect to destination flight frequencies and fares. Independence Air operates in a new sector of the airline industry that is highly competitive and is particularly susceptible to price discounting because airlines typically incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Our competition includes legacy carriers and low-fare carriers, which are aggressively responding to our new Independence Air service to protect their markets and expand into new ones by adding service in markets we serve or plan to serve, reducing fares to these markets and/or providing frequent flyer and other incentives. The competitive response has included not only flights to and from Washington Dulles, Reagan National and BWI airports, but has also included origination and destination markets that we connect through Washington Dulles. Several legacy carriers, including United and Delta, have introduced low-fare carriers to their operations. In addition, because of the nature of our past relationship with United and because we offer service between key United hubs, United's response to our operation as Independence Air has been and is expected to continue to be highly competitive and unpredictable. Independence Air also competes against established brands used by both legacy carriers and low-fare carriers that carry greater name recognition, both at Washington Dulles and at the other cities that we serve. Both legacy carriers and low-fare carriers also continue to take delivery of regional jets, and we may face increased competition from regional jets at Washington Dulles, including the use of new 70 or 90 seat regional jets, which would be larger than those we currently have in our regional jet fleet. The use of new, larger scale regional jets will allow competitors to serve markets smaller than can now be served by low-fare carriers using larger aircraft, with a seat mile cost that may be lower than ours.

          Our base of operations for Independence Air is Washington Dulles, which is served by a number of larger airlines that have greater name recognition and greater resources than we do. These larger airlines have and may in the future commence or increase their capacity and service at Washington Dulles because there are currently no rules restricting access at this airport. We are competing in markets at fares offered by airlines at other airports that currently serve the Washington, D.C. metropolitan area, including Reagan National Airport and Baltimore Washington International Airport. We may also face competition from other airlines that may begin serving any of the markets we serve and from ground transportation alternatives. Other airlines with greater financial resources than ours also have or may in the future meet or price their fares below our fares or introduce new nonstop service between cities served by our flights to and from Washington Dulles, Reagan National Airport or Baltimore Washington International Airport and prevent us from attaining a share of the passenger traffic necessary to operate profitably. We expect that competition will exist in all the direct markets that we currently serve and will serve in the future, as well as in the market for flights that connect through Washington Dulles. We further expect that the competition for passengers connecting through Washington Dulles will be both from airlines offering service through Washington Dulles and from the large number of alternative hubs throughout the U.S., instead of Washington Dulles, through which connecting passengers can elect to route their travel.

          Our new West Coast services marks our entry into the highly competitive transcontinental market. Transcontinental routes were priced aggressively by low-fare carriers prior to our entry, and our offering of these routes poses a direct threat to legacy carriers on routes that we believe have traditionally been more profitable for them. We have already seen substantial fare-cutting by United and other legacy carriers on our new West Coast routes and anticipate a continued strong competitive response to our service.

Our business model is dependent on our ability to continue to take delivery of, place into service and integrate new Airbus A319 aircraft into our operations

          As of March 14, 2005 we were operating eight Airbus A319 aircraft and have 20 additional Airbus single aisle aircraft on order. The Airbus A319 aircraft will operate in markets that are important to serving a broad selection of cities from Washington Dulles, and providing that service is critical to attracting customers to our airline. The A319 aircraft also will allow us to connect passengers to and from markets served by the regional jets to additional long haul markets, and we will thus rely on the Airbus A319 aircraft to generate incremental revenues for the regional jet fleet.

          If we, Airbus or the aircraft lessors are unable or unwilling to satisfy contractual obligations relating to the aircraft, we would be required to obtain alternative aircraft. A number of factors could limit or preclude our ability to obtain the aircraft from Airbus, including:

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

          Acquisition of an all-new type of aircraft, such as the Airbus A319 aircraft, involves a variety of risks relating to our ability to successfully place those aircraft into service, including:

      delays in meeting the agreed upon aircraft delivery schedule;

      difficulties in obtaining financing on acceptable terms to complete our purchase or lease of all of the firm ordered aircraft;

      inability of the aircraft and all of its components to comply with agreed upon specifications and performance standards; and

      inability to successfully complete the required training of flight crews and maintenance staff.

          We have limited experience operating and maintaining the Airbus A319 aircraft, and we therefore face risks in continuing to integrate the aircraft into our existing infrastructure and operations, including among other things, the additional costs, resources and time needed to hire and/or train new or existing pilots, technicians and other skilled support personnel. Our failure to successfully take delivery of, place into service and integrate into our operations all of the new Airbus single aisle aircraft could harm our business.

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

We rely on maintaining a high daily aircraft utilization rate of our Airbus to keep our costs low, which makes us especially vulnerable to delays

          One of the key elements of the Independence Air business strategy is to maintain a high daily aircraft utilization rate of our

A319 aircraft, which is the amount of time that our aircraft spend in the air carrying passengers. High daily aircraft utilization allows us to generate more revenue from our aircraft and is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays from various factors, many of which are beyond our control, including, among others, air traffic and airport congestion, inclement weather, security requirements, crew availability, fueling and ground handling and unscheduled maintenance. Because many of our A319 routes will be to distant markets that will be remote from our hub, we may have a difficulty in recovering from irregular operations. Furthermore, a schedule that contemplates high aircraft utilization is subject to the increased risk that once an aircraft falls behind schedule during the day, it could remain behind schedule during the remainder of that day and potentially into the next day, which can result in disruption in operating performance leading to passenger dissatisfaction and missed connections. All of the foregoing delays may increase our costs as well as diminish our reputation among our customers.

We do not participate in the types of marketing alliances used by many of our competitors

          Many airlines have marketing alliances with other airlines under which they market and advertise their status as marketing alliance partners. Among other things, they share the use of flight designator codes to identify their flights and fares in the computerized reservation systems and permit reciprocity in their frequent flyer programs. In recent years, alliance activity among major carriers has significantly expanded within the airline industry, increasing the scope of operations and resources of our competitors, which, in turn, could adversely affect our ability to compete. Independence Air is not a member of any marketing alliance. Our lack of a marketing alliance could harm our business and competitive ability. We also do not participate in interline baggage handling agreements, under which we forward and receive customer baggage to and from other airlines that may operate flights with which our customers may be connecting, which may discourage potential customers from flying on Independence Air.

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business

          We depend on automated systems to operate our business as Independence Air, including our computerized airline reservation system, our telecommunication systems, kiosks, and our website. Our website and reservation and check-in systems must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations system, kiosk, or telecommunication systems failures could reduce the attractiveness of our services and could cause our customers to purchase tickets from another airline. While we have backup systems for some aspects of our operations, our systems have not been fully tested for the volume of transactions possible in our operations and are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities. In order to provide a reservations system and the infrastructure to receive customer calls, we contract with third party vendors to provide the software, hardware, and technical support of the reservations system and the physical location and staffing for a call center. We also may need to rely on third-party vendors to implement our back-up systems, which would place aspects of maintaining important data beyond our control. Any disruption in our or our third parties' systems or in the ability of the third party vendors to provide their services could result in the loss of customer bookings or important data, increase our expenses and generally harm our business.

Our inability to obtain and maintain approval from the FAA and the DOT to operate aircraft could materially affect our operations

          We possess all of the DOT and FAA authority necessary to operate our fleet of A319 and CRJ aircraft. We are required to maintain this authority and to satisfy on-going regulatory requirements in order to continue our operations. We recently paid a substantial civil penalty to the FAA and are involved in an ongoing review by the FAA of the Company's maintenance records program. The outcome of this review cannot be predicted at this time, but could result in additional fines or actions by the FAA.


We may not be able to maintain access to suitable airports located in our targeted geographic area

          Independence Air is materially dependent on our ability to access suitable airports located in our targeted geographic markets for both our larger, single aisle aircraft and our regional jets at costs that are consistent with our low-fare strategy. Some airports served by Independence Air are subject to FAA imposed capacity controls and, although Independence Air currently has the slots necessary to conduct operations at these airports, additional limits could be placed on the airports that might restrict Independence Air's access to them. In August 2004 the FAA issued an order limiting hourly operations at Chicago's O'Hare International Airport. The effect of this order caused the Company to shift the hours of certain of its operations and to place an upper limit on the number of daily O'Hare arrivals through the end of April 2005. Other airports that are not currently capacity controlled that become severely congested, which could include Washington Dulles, could become the subject of some regulatory limit and thereby restrict Independence Air's access to or operations at those airports. Any condition that would deny, limit or delay our access to airports we serve or seek to serve in the future would constrain our ability to grow. A change in the terms of our access to existing facilities or any increase in the relevant charges paid by us as a result of the expiration or termination of such arrangements and our failure to renegotiate comparable terms or rates could have a material adverse effect on our results of operations. We base our operations predominantly at Washington Dulles. There can be no assurance that such airport will not impose higher airport charges in the future or that such increases would not adversely affect our operations

Our current operations benefit from government support for insurance costs

          Following the September 11 terrorist attacks, the aviation insurance industry imposed a worldwide surcharge on aviation insurance rates as well as a reduction in coverage for certain war risks. In response to the reduction in coverage, the Air Transportation Safety and System Stabilization Act provides U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market. Prior to December 2002, we purchased hull war risk coverage through the private insurance market, and purchased liability war risk coverage through a combination of U.S. government provided insurance and private insurance. In December 2002, the U.S. government offered to provide additional war risk coverage that included certain risks previously covered by private insurance. We have purchased, at rates that are significantly lower than those charged by private insurance carriers, hull and liability war risk coverage from the U.S. government (through the FAA) through August 31, 2005. Due to the cost and difficulty in obtaining insurance in the commercial markets, we anticipate renewing the insurance through the FAA for so long as it is available. The FAA has indicated that the extension of its war risk insurance program past August 31, 2005 is under consideration but has not yet been approved. The inability to obtain insurance at any cost or the availability of insurance only at excessive rates, could affect our ability to operate.

We have had difficulty implementing in a timely manner the documentation, assessments, testing and remediation of our internal control over financial reporting necessary to allow our management to report whether our internal control over financial reporting is effective.

          Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include a report in our Annual Report on Form 10-K of management's assessment of the design and effectiveness of our internal control over financial reporting as of the fiscal year ending December 31, 2004. Management, with the participation of the Company's principal executive officer and principal financial officer, is in the process of conducting an evaluation of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our auditors will then be required to attest to, and report on, management's assessment. They will also be required to report on the effectiveness of our internal control over financial reporting. As reported in the Company's Form 10-Q for the quarter ended September 30, 2004, management had identified internal control weaknesses existing at that time that constituted material weaknesses or significant deficiencies. The Company undertook to implement compensating controls to remediate or mitigate those weaknesses, including segregation of duties and monitoring controls over the purchasing process and monitoring controls, to include adequate documentation, over the information technology control environment. See Part I Item 9A of this filing,
"Controls and Procedures."   Securities and Exchange Commission Release
No. 34-50754 provides certain companies, including us, up to 45 additional days beyond the required filing date of this Form 10-K for the filing of management's annual report on internal control over financial reporting, and the related attestation report of our auditors on management's report on internal control over financial reporting and the related report of the auditors on their own assessment of our internal control over financial reporting. There can be no assurance that management will be able to complete the necessary work in a timely manner to issue its report that our internal control was effective as of December 31, 2004 or that, upon completing such work, our management will conclude that our internal control over financial reporting was effective as of December 31, 2004. If we are not able to timely complete our internal control work necessary for management's assessment and regardless of whether our management concludes that our internal control over financial reporting was effective as of December 31, 2004, our auditor may issue an adverse report or qualify its report on management's assessment of internal control over financial reporting and/or in its own report on our internal control over financial reporting. In addition, we might be subject to sanctions or investigation by regulatory authorities. Certain material weaknesses or significant deficiencies in our internal controls also could have a material adverse effect on our results of operations. We also expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

Our contracts with two of our unions currently are amendable

          Our contract with Aircraft Mechanics Fraternal Association ("AMFA"), which was ratified in June 1998, became amendable in June 2002, and our contract with the Association of Flight Attendants-Communications Workers of America ("AFA-CWA"), which was ratified in October 1998, became amendable in October 2002. The AMFA contract covers all aviation maintenance technicians and ground service equipment mechanics working for us and the AFA-CWA contract covers all flight attendants working for us. In February 2005 we reached a tentative agreement with AFA-CWA, but the agreement is still subject to the vote of the members. We have entered into discussions with AFA-CWA regarding a new agreement, and have been in negotiations with AMFA since 2003 and more recently have been in mediation under the Railway Labor Act. Although there can be no assurances as to the outcome of these negotiations and mediation, we anticipate ultimately being able to reach agreement with both unions on mutually satisfactory contracts with no material effect on its results of operations or financial position. However, the failure to resolve these negotiations on appropriate terms could affect our ability to compete effectively.

Our results of operations will fluctuate

          We expect our quarterly operating results to fluctuate in the future based on many factors including the extent of passenger revenue, competition, changes in aircraft fuel costs, security costs, weather, the timing and amount of maintenance and our ability to successfully develop the "Independence Air" brand, including costs related to aircrafts and marketing expenditures in this effort. Because a substantial portion of airline travel (both business and personal) is discretionary, the industry tends to experience adverse financial results during general economic downturns. Any prolonged general reduction in airline traffic may particularly affect us because our business plan is more dependent, in part, on the stimulation of discretionary air travel. In addition, seasonal variations in weather and traffic affect our operating results from quarter to quarter. Given our high proportion of fixed costs, this seasonality affects our profitability from quarter to quarter. Our base of operations is located in the Washington, D.C. area, and many of our areas of operations are located in the Northeast, which makes our operations susceptible to air traffic and airport congestion as well as bad weather conditions in the winter, causing increased costs associated with deicing aircraft, cancelled flights and accommodating displaced passengers. Due to our geographic area of operations and our use of regional jets, we are more susceptible to adverse weather conditions along the East Coast than some of our competitors, who may be better able to spread weather-related risks over more diverse route systems. As we enter new markets, we could be subject to additional seasonal variations. Due to the factors described above, quarter-to-quarter comparisons of our operating results may not be good indicators of our future performance. In addition, it is possible that in any future quarter our operating results could be below the expectations of investors and any published reports or analyses regarding Independence Air.

Our business would be harmed if we lost the services of any key personnel

          Our success depends to a large extent on the continued service of our executive management team and other key personnel. Although we have employment agreements with certain executive officers, it is possible that members of management may resign. Other key personnel may depart the Company due to our financial condition. We may incur unexpected expenses and have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business. We fund key-man life insurance on certain executive officers only to the extent necessary to fund life insurance commitments under employment agreements in the event of death.

Risk Factors Affecting the Airline Industry

The U.S. airline industry is experiencing significant restructurings and bankruptcies

          Beginning in early 2001, the industry has experienced depressed demand and shifts in passenger demand, lower unit revenues, increased insurance costs, increased fuel costs, increased government regulations and taxes, and tightened credit markets, evidenced by higher credit spreads and reduced capacity to borrow. These factors are directly affecting the operations and financial condition of participants in the industry including aircraft manufacturers. Several major airlines have used the bankruptcy process or the threat of bankruptcy to reduce their expenses and streamline their operations. Our contractual relationships with others may continue to be affected by other companies' bankruptcies or by concerns regarding potential bankruptcies. The bankruptcy or prospect of bankruptcy among other companies that operate in our industry may result in unexpected expenses and create other risks or uncertainties that we are not able to anticipate or plan around.

The travel industry has been materially adversely affected by the September 11, 2001 terrorist attacks and on-going security concerns

          The U.S. airline industry continues to recover from the events of September 11, 2001 and increased concerns over additional acts of terrorism. The major carriers continue to experience losses or operate near break-even levels of profitability even after reducing capacity, negotiating wage and work rule concessions and, for certain carriers, filing for bankruptcy protection. Passenger traffic continues to be negatively impacted by the general economic situation in the United States, threats of terrorist activities, terrorist alerts, violence in the Middle East, and increased security measures at the nation's airports. Instability in the Middle East and other parts of the world has increased the risk that the industry will continue to be adversely affected by reduced demand, increased security costs, increased fuel costs, and other factors. While our code share agreements allowed us to recover certain of these additional expenses from our partners, no such cost recovery arrangements are available for our Independence Air operations, and the effects of any new terrorist attacks and/or security measures, as well as increased security costs could impair our ability to operate profitably.

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

The airline industry is characterized by low profit margins and high fixed costs, and we may be unable to establish our brand or to compete effectively against other airlines with greater financial resources or lower operating costs

          The airline industry is characterized generally by low profit margins and high fixed costs, primarily for personnel, aircraft fuel, debt service and rent. The expenses of an aircraft flight do not vary significantly with the number of passengers carried. As a result, a relatively small change in the number of passengers or in pricing could have a disproportionate effect on an airline's operating and financial results. Accordingly, a minor shortfall in expected revenue levels could harm our business. In addition, the airline industry is highly competitive and is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. We compete with other airlines on substantially all of our routes. Many of these airlines are larger and have greater financial resources and name recognition or lower operating costs or both than we do. Some of these competitors may chose to add service, reduce their fares and/or increase frequent flyer or other benefits, in some of our markets following or in anticipation of our entry. Therefore, we may be unable to compete effectively against other airlines that introduce service or discounted fares in the markets that we serve which could harm our business.

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

Internet Website

          The Company's Internet website can be found at www.flyi.com. The Company makes available free of charge on or through its Internet website under the heading "Company, Investor Information", access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission. The contents of these websites are not a part of this Form 10-K.

Item 2.   Properties

          Flight Equipment - Operating: The following table describes Independence Air's operating fleet of aircraft, scheduled firm deliveries and options as of March 10, 2005:

                 Total   Number   Number           Average
                Number     of      of     Passenger  Age   Aircraft
                  of    Aircraft Aircraft Capacity   In      On
               Aircraft  Leased   Owned             Years   Order  Options

Airbus A319         8       8      -       132       < 1     20     49
Bombardier CRJ200   82      74     8        50       4.3     34     80
                    90      82     8                 3.9     54    129

          The Company and Independence Air have entered into a series of agreements with GE Commercial Aviation Services, Inc. and certain of its affiliates ("GECAS") as owner participant under leveraged leases relating to 24 CRJs, and with the various parties as loan participant under those leveraged leases, providing for the early termination of the leases. These 24 CRJs, which are included in the table above, are being returned to GECAS between February and July 2005.

          Independence Air's commitment to purchase 34 CRJ aircraft on order is subject to certain conditions which, unless waived by Independence Air by April 2005, can not be satisfied as a result of United's rejection in bankruptcy of the Company's United Express agreement. Independence Air does not expect to waive the conditions and therefore does not expect to take delivery of these ordered aircraft. If Independence Air does not waive the conditions, the remaining $3.4 million on deposit with Bombardier will be returned to Independence Air in April 2005.

          As of March 14, 2005, Independence Air has taken delivery of eight leased Airbus 319 aircraft and expects to take delivery of four additional leased A319s during April and May 2005. Independence Air also has executed a purchase agreement with Airbus' wholly-owned affiliate AVSA S.A.R.L. ("AVSA") to purchase 16 Airbus A319 aircraft with six scheduled for delivery in 2006 and ten scheduled for delivery in 2007.

          Flight   Equipment  -  Non-Operating:   The   following   table
describes Independence Air's non-operating fleet of aircraft as of  March
10, 2005:

                                   Total      Number of   Number of
                                 Number of     Aircraft     Aircraft
                                  Aircraft      Leased       Owned

Fairchild 328Jet                    33           32           1
BAE J-41 Turboprops                 30           25           5
                                    63           57           6

          Independence Air has 33 Fairchild 328Jet aircraft that were previously operated in the Delta Connection operation. Independence Air is in the process of assigning the leases on 30 of these 328Jets to Delta pursuant to the terms of the Delta Connection agreement. Upon assignment to Delta, the Company and Independence Air expects to be released from any further obligations on these 30 328Jets. The Company has taken an early retirement charge for the future rents due on the two remaining leased 328Jets and recorded an impairment charge for the one owned 328Jet to reflect estimated current value. Independence Air is actively trying to dispose of these three remaining 328Jets either through sale or sublease transactions.

          Upon the termination of the United Express agreement, Independence Air early retired its remaining J-41 turboprop aircraft and recorded a charge for the future rents to be due. Independence Air has negotiated the early lease termination for 21 of the 30 J-41s it previously operated. Once the J-41s are returned and accepted by the lessors, the Company and Independence Air will be relieved of any further obligations on these aircraft. Of the remaining nine J-41s, seven are pledged as security under an Enhanced Equipment Trust Certificate transaction which the Company and Independence Air continue to abide by, one is owned with a related mortgage that Independence Air is actively looking to sell, and one is leased from a lessor that Independence Air will continue to negotiate with.

          Leased Facilities

          Airports

          Independence Air enters into agreements for the use of passenger terminals at most of the airports it serves and leases ticket counter and office space at those locations where ticketing and its aircraft are handled by Independence Air personnel. Payments to airport authorities for ground facilities are generally based on a number of factors, including space occupied as well as flight and passenger volume. Independence Air occupies a 69,000 square foot passenger concourse at Washington Dulles. The concourse, designed to support Independence Air's regional jet operation, is owned by the Metropolitan Washington Airports Authority and leased to Independence Air under a lease with a termination date of September 30, 2014. Independence Air also occupies additional gates on Concourse B at Washington Dulles for its Airbus operation; these gates are owned by the Metropolitan Washington Airports Authority and are operated under a 60 day Use Permit. Finally, Independence Air leases gates and terminal space at locations serviced by it.

          Corporate Offices

          The Company's executive, administrative, reservations and system control departments are located in a three-story office building encompassing 77,000 square feet of space under an operating lease ending December 2010. Independence Air's employee training and services center is located in a nearby 79,000 square foot building under a lease ending December 31, 2007. Together, these properties provide the necessary administrative facilities for the Company's and Independence Air's operations.

          Maintenance Facilities

          The FAA's safety regulations mandate periodic inspection and maintenance of commercial aircraft. Independence Air performs most line maintenance, service and inspection of its aircraft and engines at its own maintenance facilities using its own personnel. Independence Air performs maintenance functions at an 112,000 square foot aircraft maintenance facility at Washington Dulles, a 34,000 square foot hangar facility in Columbia, South Carolina, and a 17,000 square foot hangar bay at the Orlando International Airport. The Washington Dulles aircraft maintenance facility is comprised of 60,000 square feet of hangar space and 52,000 square feet of support and administrative space. The lease term for the Washington Dulles aircraft maintenance facility expires December 24, 2024. The lease term for the Columbia facility expires on June 1, 2005 and Independence Air has notified the Airport Authority that it intends to renew the lease for one year. The Orlando facility is a single bay, of a 4 bay hangar operated by another commercial airline, is leased under a monthly use agreement and can be terminated with 30 days notice.

          Independence Air performs the majority of its maintenance function for CRJs at the facility at Washington-Dulles. Line station maintenance for the Independence Air operation is provided by contract maintenance. Some high frequency stations are minimally staffed by FLYi maintenance personnel. Routine overnight maintenance for the Airbus aircraft is performed by contract maintenance at line stations and by Company mechanics at Washington Dulles and Orlando. The heavier overnight checks are performed at the Orlando hangar facility.

Item 3.   Legal Proceedings

          Independence Air is involved in legal proceedings related to the insolvency of Fairchild Dornier GmbH ("Fairchild"), which was initiated in 2002. Independence Air holds a bond in the amount of $1.2 million from an independent insurance company, which secures deposits placed with Fairchild for undelivered aircraft, and has made a demand for payment under this bond. Fairchild's insolvency trustee has made a claim for the collateral posted with the insurance company, and the insurance company has withheld payment of the bond. The matter is presently with the U.S. Bankruptcy Court for the Western District of Texas. The Company has fully reserved for the potential exposure related to this matter.

          Independence Air was named in several lawsuits arising from the terrorist activities of September 11, 2001. These actions were commenced by or on behalf of individuals who were injured or killed as a result of the hijackings of the four flights. These actions seek compensatory and punitive damages. However, pursuant to the Air Transportation Safety and System Stabilization Act, Independence Air's liability for these claims is limited to Independence Air's liability insurance. In each case, the plaintiffs have named the airlines operating at the airports from which the flights originated, including Independence Air, under the theory that all of the airlines are jointly responsible for the alleged security breaches by the airport security contractor. The court recently denied the motion of American Airlines and other defendants, including Independence Air, seeking dismissal of all ground victim claims on the basis that the airline defendants do not owe a duty as a matter of law to individuals injured or killed on the ground. The litigation is proceeding; however, no discovery has been presented to the non-carrier airlines. The Company anticipates that it will raise other defenses including its assertion that it is not responsible for the incidents as it had no control over the security checkpoints through which the hijackers allegedly gained access to the hijacked aircraft. As of the end of the year, only 26 pending claims remain, down from the peak of 101 claims. While the ultimate number of claims is likely to decrease, there is a remote possibility that they could rise as a result of potential environmental claims, which are not subject to the standard statute of limitation.

          From time to time, claims are made against Independence Air with respect to activities arising from its airline operations. Typically these involve injuries or damages incurred by passengers and are considered routine to the industry. On April 1, 2002, one of Independence Air's insurers on its comprehensive aviation liability policy, Legion Insurance Company, a subsidiary of Mutual Risk Management Ltd. ("Legion"), was placed into rehabilitation by the Commonwealth of Pennsylvania, its state of incorporation. The rehabilitation proceeding is styled Koken v. Legion Insurance Company, No. 183 M.D. 2002 (Pa. Commw. Ct.), and is before Judge Leavitt. Currently, Legion can pay no claims, expenses or other items of debt without approval from Pennsylvania, resulting in Independence Air directly carrying the corresponding exposure related to Legion's contribution percentage for payouts of claims and expenses that Legion represented on Independence Air's all-risk hull and liability insurance for the 1999, 2000, 2001 and 2002 policy years. Those contribution percentages are 15% for claims arising from incidents occurring in 1999, 19% for 2000, 15% for 2001, and 8.5% for the first quarter of 2002. Legion ceased to be an insurer for Independence Air as of April 1, 2002, and there is, therefore, no exposure with respect to Legion for claims arising after that date.

          The insurance held by Legion on Independence Air's policy was fully covered by reinsurance, which means that other carriers are contractually obligated to cover all claims that are direct obligations of Legion. The Company believes that a "cut-through" provision exists that causes funds to pass directly from the reinsurers to Independence Air in situations such as the rehabilitation or insolvency of a primary insurer. Other companies, including American Airlines, Inc. ("American"), have similar policy provisions. American intervened in the Legion rehabilitation and moved to have its cut-through provisions enforced. On June 26, 2003, the Pennsylvania Commonwealth Court entered an order enforcing American's cut-through provisions. The Court ruled that the reinsurance contract proceeds at issue were not general assets of the Legion estate. On July 25, 2003, the Court entered an Order of Liquidation that incorporated the June 26, 2003 ruling. The Order provides a means whereby a company can intervene to assert rights to its own reinsurance. The Insurance Commissioner and others appealed. The appeal remains outstanding. Independence Air intervened in the matter and, after consideration, the Court held on April 5, 2004, that Independence Air's reinsurance policies contain an unambiguous cut-through provision that provides Independence Air with direct access to reinsurance proceeds in the event of Legion's insolvency or rehabilitation. That ruling is now on appeal. If the appeals related to Independence Air's and American's reinsurance are upheld, the Legion shortfall should be fully covered by reinsurance. However, if the rulings are overturned on appeal, Independence Air will likely be underinsured for these claims at the percentages set forth above. This underinsurance would include September 11 related lawsuits and any other similar lawsuits that are brought against Independence Air. Independence Air has accrued what it believes are adequate reserves for its likely exposure on claims known to date. No reserves have been accrued for the September 11 related claims.

          During the month of October 2004, Independence Air voluntarily reported to the FAA that certain maintenance inspection tasks had not been performed in a timely manner with respect to certain CRJ aircraft. In all but one case, these inspection tasks were accomplished immediately upon Independence Air's finding of each issue. The reports of these Company actions prompted the FAA to begin a review of certain aspects of Independence Air's maintenance tracking procedures, which review is continuing. The outcome of this review cannot be predicted at this time, but could result in additional fines or actions by the FAA.

          Independence Air also is the subject of ongoing FAA and TSA civil penalty cases relating to alleged violations of FAA and TSA enforced rules and regulations. Independence Air believes that the number of such cases and the amount of the civil penalties sought by the FAA and TSA is consistent with the experience of other airlines with operations of the size and scope of those provided by Independence Air, and that the disposition of these cases is not likely to have a material effect on the Company's financial position or the results of its operations.

          FLYi, Inc. is a party to a legal proceeding in the Department of Labor involving a former employee of Atlantic Coast Airlines, Stacey
M. Platone, who alleges that she was terminated from employment in violation of the Sarbanes-Oxley Act for reporting what she believed to be an improper arrangement between Atlantic Coast Airlines and one of its unions. The complainant's allegations were investigated by the Occupational Safety and Health Administration (OSHA), the Labor Department agency with responsibility for investigating allegations of Sarbanes-Oxley employment violations; in July 2003 OSHA found the complaint to be without merit. The complainant filed objections to the decision, and on April 30, 2004, a Labor Department administrative law judge ruled that the complainant had been improperly terminated from employment, although the judge also found that legitimate grounds had existed to terminate the complainant's employment. In the decision, the judge has ordered that the complainant be paid back pay and benefits, and the costs and expenses of litigation, including attorney's fees. FLYi, Inc. believes that this case was wrongly decided and is vigorously pursuing the appeal. The Labor Department's Administrative Review Board granted the Company's petition for review of the judge's decision on July 30, 2004. The parties have submitted briefs to the Board and are awaiting its decision. The Company intends to vigorously pursue the appeal.

          One party participating as a lender in the leveraged lease of a single CRJ aircraft declined to participate in negotiations to restructure the transaction, and chose to exercise its available remedies following the Company's failure to pay the aircraft's lease rents when due. On January 27, 2005, the Company was served with a lawsuit in the Superior Court of the State of New York, seeking among other things termination of the lease, repossession of the aircraft and damages resulting from the early termination. Because of the obligation to mitigate damages with respect to the aircraft, the Company cannot assess the amount, if any, that will ultimately be recovered in damages.

          In addition to those matters discussed above, the Company is a party to routine litigation all of which is viewed to be incidental to its business, and none of which the Company believes are likely to have a material effect on the Company's financial position or the results of its operations.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matter was submitted during the fiscal quarter ended December 31, 2004, to a vote of the security holders of the Company through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          The Company's common stock, par value $.02 per share (the "Common Stock"), is traded on the NASDAQ National Market ("NASDAQ/NM") under the symbol "ACAI". Trading of the Common Stock commenced on July 21, 1993.

          The following table sets forth the reported high and low closing sale prices of the Common Stock on the NASDAQ/NM for the periods indicated:

                                              High            Low
          2003
          First quarter                      $14.54         $  5.50
          Second quarter                     $13.31         $  6.38
          Third quarter                      $11.16         $  7.02
          Fourth quarter                     $12.68         $  8.54

          2004
          First quarter                     $ 10.17         $  6.77
          Second quarter                    $  7.82         $  5.33
          Third quarter                     $  5.61         $  3.56
          Fourth quarter                    $  4.04         $  1.23

          2005
          First quarter (through March 1)   $  2.06         $  1.40

          As of March 1, 2005, the closing sales price of the Common Stock on NASDAQ/NM was $1.45 per share and there were approximately 205 holders of record of Common Stock.

          The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain earnings to finance the growth of its operations. The payment of cash dividends in the future will depend upon such factors as earnings levels, capital requirements, the Company's financial condition, the applicability of any restrictions imposed upon the Company subsidiaries by certain of its financing agreements, the prohibition of dividends imposed by the Company's line of credit, and other factors deemed relevant by the Board of Directors. In addition, FLYi, INC. is a holding company and its only significant asset is its investment in its subsidiary, Independence Air.

          The Company's Board of Directors has approved the repurchase of up to $40.0 million of the Company's outstanding common stock in open market or private transactions. As of December 31, 2003, the Company has repurchased 2,171,837 shares of its common stock and has approximately $21.0 million remaining of the $40.0 million authorized for repurchase. The Company did not repurchase any stock during 2004 and has no plans to repurchase stock in 2005.

Item 6.        Selected Financial Data

The information required by this item is omitted pursuant to Rule 12b-25 and will be filed in an amendment to the Form 10-K within 15 calendar days.

Item  7.         Management's  Discussion  and  Analysis  of  Results  of
Operations                    and Financial Condition

The information required by this item is omitted pursuant to Rule 12b-25 and will be filed in an amendment to the Form 10-K within 15 calendar days.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is omitted pursuant to Rule 12b-25 and will be filed in an amendment to the Form 10-K within 15 calendar days.


Item 8.        Consolidated Financial Statements


The information required by this item is omitted pursuant to Rule 12b-25 and will be filed in an amendment to the Form 10-K within 15 calendar days.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None to report.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

           The Company's management is responsible for establishing and maintaining "disclosure controls and procedures," as defined in Exchange Act Rule 13a-15(e). Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management's control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee, that it will succeed in its stated objectives.

          On February 22, 2005, the Company issued a press release stating that on February 18, 2005 it successfully completed a consensual restructuring of its financial obligations. The restructuring includes agreements with a majority of the company's aircraft creditors. Additional information regarding the restructuring is set forth through Forms 8-K filed with the Securities and Exchange Commission on February 22, February 23 and February 25, 2005. As a result of the timing of completing the restructuring, the resources and personnel required to complete and document the restructuring and the effects of the financial restructuring on the Company's financial statements, the Company has not been able to complete the work required to finalize certain portions of this Form 10-K, including certain exhibits, by the date of this Form 10-K. Exchange Act Rule 12b-25(b) provides that, with respect to any portion of a report on Form 10-K that is not timely filed because the registrant is unable to do so without unreasonable effort or expense, such report shall be deemed to be filed on the prescribed due date for such report if, among other things, the portion thereof is actually filed within no later than the fifteenth calendar day following the prescribed due date. The Company expects to file the information omitted from this Form 10-K on or before the fifteenth calendar day following the prescribed due date.

          The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has carried out an evaluation of the effectiveness as of December 31, 2004 of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Form 10-K, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the principal executive officer and principal financial officer, particularly during the period when the Company's periodic reports are being prepared.

Evaluation of Internal Control over Financial Reporting

          The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f). The Company's management, with the participation of the Company's principal executive officer and principal financial officer, in the process of conducting an evaluation of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As reported in the Company's Form 10-Q for the quarter ended September 30, 2004, management had identified internal control deficiencies existing at that time that constituted material weaknesses or significant deficiencies. The Company undertook to implement compensating controls to remediate or mitigate those weaknesses, including segregation of duties and monitoring controls over the purchasing process and monitoring controls, to include adequate documentation, over the information technology control environment., The Company is continuing its efforts to initiate enhancements to aspects of its existing internal control over financial reporting and to establish and evaluate additional business functions, controls and procedures related to the Company's Independence Air operations.

          Management's evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has not yet been completed. There can be no assurance that management and/or its independent registered public accounting firm will conclude that the weaknesses described in the Company's Form 10-Q for the quarter ended September 30, 2004 were adequately addressed as of December 31, 2004, or that other conditions will not be determined to have constituted significant deficiencies and/or material weaknesses as of December 31, 2004. Securities and Exchange Commission Release No. 34-50754 provides certain companies, including the Company, up to 45 additional days beyond the required filing date of this Form 10-K for the filing of management's annual report on internal control over financial reporting, and the related attestation report of the independent registered public accounting firm on management's report on internal control over financial reporting and the related report of the independent registered public accounting firm. The Company expects to file such materials in an amendment to this Form 10-K, which is expected to be filed no later than May 2, 2005.

Item 9B.  Other Information

none.

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


                                 PART IV

Item 15.  Exhibits and Financial Statement Schedules

     (a)  1.   Financial Statements

               The information required by this item is omitted pursuant to Rule 12b-25 and will be filed in an amendment to the Form 10-K within 15 calendar days.

          2.   Consolidated Financial Statement Schedules

               The information required by this item is omitted pursuant to Rule 12b-25 and will be filed in an amendment to the Form 10-K within 15 calendar days.

          3.   Exhibits

Exhibit
Number                Description of Exhibit

3.1 (note 3)     Restated Certificate of Incorporation of the Company.
3.2 (note 5)     Restated By-laws of the Company.
4.1 (note 1)     Specimen Common Stock Certificate.
4.19 (note 18)   Rights Agreement between Atlantic Coast Airlines
                 Holdings, Inc. and Continental Stock Transfer & Trust
                 Company dated as of January 27, 1999.
4.2 (note 5)     Indenture, dated as of February 25, 2004, by and between
                 Atlantic Coast Airlines Holdings, Inc. and U.S. Bank
                 National Association, as trustee (including form of 6%
                 Convertible Note due 2034.
4.21 (note 5)    Registration Rights Agreement, dated as of February 25,
                 2004, by and between Atlantic Coast Airlines Holdings,
                 Inc., Morgan Stanley & Co. Incorporated, as Initial
                 Purchaser.
10.1 (notes 20 & 22)
                 Atlantic Coast Airlines, Inc. 1992 Stock Option Plan.
10.6 (notes 13 & 21)
                 United Express Agreement, dated as of November 22, 2000,
                 as amended as of February 6, 2001, among United Airlines,
                 Inc., Atlantic Coast Airlines and the Company.
10.6(a) (notes 10 & 21)
                 Amendment dated June 4, 2002 to United Express Agreement,
                 dated as of November 22, 2000, among United Airlines, Inc.,
                 Atlantic Coast Airlines and the Company.
10.8 (notes 16 & 21)
                 Delta Connection Agreement, dated as of September 9, 1999
                 among Delta Air Lines, Inc., Atlantic Coast Airlines
                 Holdings, Inc. and Atlantic Coast Jet, Inc.
10.8(a) (notes 7 & 21)
                 Amendment No. 1, dated June 29, 2000, Amendment No. 2,
                 dated February 6, 2001, Amendment No. 3, dated January 29,
                 2002, and Amendment No. 4, dated January 22, 2003, to
                 the Delta Connection Agreement, dated as of September 9,
                 1999 among Delta Air Lines, Inc., Atlantic Coast
                 Airlines Holdings, Inc. and Atlantic Coast Airlines.
10.12(a) (notes 12 & 22)
                 Second Amended and Restated Severance Agreement, dated as
                 of July 25, 2001, between the Company and Kerry B. Skeen.
10.12(b) (notes 11 & 22)
                 Amended and Restated Severance Agreement, dated as of
                 December 28, 2001, between the Company and Thomas J. Moore.
10.12(c) (notes 1 & 22)
                 Amended and Restated Severance Agreement between the
                 Company and Richard J. Surratt, dated as of December 30, 2004.
10.12(d) (notes 1 & 22)
                 Form of Severance Agreement substantially similar to the
                 agreements with William Brown and Eric Nordling, dated
                 as of December 30, 2004.
10.12(f) (notes 6 & 22)
                 Letter Agreement Clarifying the Severance Agreement with
                 Thomas J. Moore, dated as of December 16, 2003.
10.13(a) (note 8)Form of Indemnity Agreement. The Company has entered into substantially identical agreements with the
                 individual members of its Board of Directors.
10.23 (note 6)   Amended and Restated Loan and Security Agreement dated
                 July 31, 2003 between Atlantic Coast Airlines and
                 Wachovia Bank, National Association.
10.24 (notes 17 & 22)
                 Atlantic Coast Airlines, Inc. 1995 Stock Incentive Plan, as amended as of May 5, 1998.
10.245 (notes 14 & 22)
                 2000 Stock Incentive Plan of Atlantic Coast Airlines Holding,
                 Inc.

10.246 (notes 8 & 22)
                 Non-Executive Officer Stock Plan of Atlantic Coast Airlines Holdings, Inc.
10.247 (notes 8 & 22)
                 Non-Officer Option Grant Program of Atlantic Coast Airlines Holdings, Inc.
10.25(a)(notes 7 & 22)
                 Form of Incentive Stock Option Agreement. The Company enters into this agreement with employees who have been granted incentive stock options pursuant to the Stock Incentive Plans. The exercise price, vesting schedule, and certain other terms vary among grants, as reflected in the form of agreement.
10.25(b) (notes 7 & 22)
                 Form of Incentive Stock Option Agreement. The Company enters into substantially this agreement, adjusted to reflect the terms of any employment agreements, with corporate officers who have been granted incentive stock options pursuant to the Stock Incentive Plans. The exercise price, vesting schedule, and certain other terms vary among grants, as reflected in the form of agreement.
10.25(c) (notes 7 & 22)
                 Form of Non-Qualified Stock Option Agreement. The Company enters into this agreement with employees who have been granted non-qualified stock options pursuant to the Stock Incentive Plans. The exercise price, vesting schedule, and certain other terms vary among grants, as reflected in the form of agreement.
10.25(d) (notes 7 & 22)
                 Form of Non-Qualified Stock Option Agreement. The Company enters into substantially this agreement, adjusted to reflect the terms of any employment agreements, with corporate officers who have been granted non-qualified stock options pursuant to the Stock Incentive Plans. The exercise price, vesting schedule, and certain other terms vary among grants, as reflected in the form of agreement.
10.25(e) (notes 17 & 22)
                 Form of Restricted Stock Agreement. The Company entered into this agreement with corporate officers who were granted restricted stock pursuant to the Stock Incentive Plans.
10.25(f) (notes 7 & 22)
                 Form of Director's Stock Option Agreement. The Company enters into this agreement with directors who have been granted stock options pursuant to the Company's Stock Incentive Plans. The exercise price, vesting schedule, and certain other terms vary among grants, as reflected in the form of agreement.
10.27 (notes 15 & 22)
                 Form of Split Dollar Agreement and Agreement of Assignment of Life Insurance Death Benefit as Collateral. The Company has entered into substantially identical agreements with Kerry B. Skeen, Thomas J. Moore and Richard J. Surratt.
10.31 (notes 6 & 22)
                 Summary of Senior Management Incentive Plan. The Company has adopted a plan as described in this exhibit for 2004 and for the four previous years.
10.32 (notes 6 & 22)
                 Summary of Management Incentive Plan and Share the Success Program. The Company has adopted plans as described in this exhibit for 2004 and for the four previous years.
10.40A (notes 17 & 21)
                 Purchase Agreement between Bombardier Inc. and Atlantic Coast Airlines Relating to the Purchase of Canadair Regional
                 Jet Aircraft dated January 8, 1997, as amended through December 31, 1998.
10.40A(1)(notes 16 & 21)
                 Contract Change Orders No. 13, 14, and 15, dated
                 April 28, 1999, July 29, 1999, and September 24, 1999,
                 respectively, amending the Purchase Agreement between Bombardier Inc. and Atlantic Coast Airlines relating to the purchase of Canadair Regional Jet Aircraft dated
                 January 8, 1997.
10.41 (notes 16 & 21)
                 Purchase Agreement between Bombardier Inc. and Atlantic Coast Airlines relating to the Purchase of Canadair Regional
                 Jet Aircraft dated July 29, 1999, as amended through September 30, 1999.

10.41(a) (notes 16 & 21)
                 Purchase Agreement between Bombardier Inc. and Atlantic Coast
                 Airlines relating to the Purchase of Canadair Regional
                 Jet Aircraft dated July 29, 1999, as amended.
10.41A(1) (notes 9 & 21)
                 Contract Change Orders No. 1, 2, 3, 4, 5 and 6 dated September
                 24, 1999, August 2, 2000, December 6, 2000, November 7,
                 2001, December 20, 2001 and July 19, 2002, respectively,
                 amending the Purchase Agreement between Bombardier Inc.
                 and Atlantic Coast Airlines relating to the purchase of
                 Canadair Regional Jet Aircraft dated July 29, 1999.
10.41A(2) (notes 2 & 21)
                 Letter Agreement between Independence Air, Inc. and Bombardier
                 Aerospace dated November 29, 2004 relating to the sale
                 of BCI Financed Aircraft and Deposits Allocation.
10.42 (notes 4 & 21)
                 Airbus A319/A320/A321 Purchase Agreement by and between AVSA,
                 S.A.R.L, a societe a responsabilite limitee organized
                 and existing under the laws of the Republic of France,
                 and Atlantic Coast Airlines, dated April 1, 2004.
10.43 (notes 2 & 21)
                 General Terms of Sale Between IAE International Aero
                 Engines Ag and Atlantic Coast Airlines Dated Effective
                 September 30, 2004.
10.50(a) (note 19)
                 Form of Purchase Agreement, dated September 19, 1997, among the Company, Atlantic Coast Airlines, Morgan Stanley & Co.
                 Incorporated and First National Bank of Maryland, as
                 Trustee.
10.50(b) (note 19)
                 Form of Pass Through Trust Agreement, dated as of September
                 25, 1997, among the Company, Atlantic Coast Airlines, and
                 First National Bank of Maryland, as Trustee.
10.50(c) (note 19)
                 Form of Pass Through Trust Certificate.
10.50(d) (note 19)
                 Form of Participation Agreement, dated as of September
                 30, 1997, Atlantic Coast Airlines, as Lessee and Initial
                 Owner Participant, State Street Bank and Trust Company of
                 Connecticut, National Association, as Owner Trustee, the
                 First National Bank of Maryland, as Indenture Trustee,
                 Pass-Through Trustee, and Subordination Agent,
                 including, as exhibits thereto, Form of Lease Agreement,
                 Form of Trust Indenture and Security Agreement, and Form
                 of Trust Agreement.
10.50(e) (note 19)
                 Guarantee, dated as of September 30, 1997, from the
                 Company.
10.51 (note 5)   Purchase agreement dated February 19, 2004, between
                 Atlantic Coast Airlines Holdings, Inc. and Morgan,
                 Stanley & Co. Incorporated, as Initial Purchaser,
                 related to issuance of Atlantic Coast Airlines Holdings,
                 Inc.'s 6% Convertible Senior Notes due 2034.
10.80 (note 19)  Ground Lease Agreement Between The Metropolitan
                 Washington Airports Authority And Atlantic Coast
                 Airlines dated as of June 23, 1997.
10.85 (note 17)  Lease Agreement Between The Metropolitan Washington
                 Airports Authority and Atlantic Coast Airlines, with
                 amendments as of January 1, 1999.
12.1 note 2)     Ratio of Earnings to Fixed Charges
21.1 (note 1)    Subsidiaries of the Company.
23.1 (note 2)    Consent of KPMG LLP.
31.1 (note 1)    Certification of CEO.
31.2 (note 1)    Certification of CFO.
32.1 (note 2)    Certification pursuant to 8 U.S.C. section 1350, as
                 adopted pursuant to section 906 of the Sarbanes-Oxley
                 Act of 2002.

Notes

(1) Filed as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(2) Omitted pursuant to Rule 12b-25 and to be filed as an Exhibit in an amendment to the Form 10-K within 15 calendar days.
(3) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three-month period ended September 30, 2004.
(4) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three-month period ended June 30, 2004.
(5) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2004.
(6) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(7) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2003.
(8) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(9) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three-month period ended September 30, 2002.
(10) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three-month period ended June 30, 2002.
(11) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(12) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three-month period ended September 30, 2001.
(13) Filed by Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(14) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the three-month period ended June 30, 2000.
(15) Filed as an Exhibit to the Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.
(16) Filed as Exhibit to the Quarterly Report on Form 10-Q for the three month period ended September 30, 1999.
(17) Filed as an Exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(18)   Filed as Exhibit 99.1 to Form 8-A (File No. 000-21976).
(19) Filed as an Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(20) Filed as an Exhibit to Form S-1, Registration No. 33-62206, effective July 20, 1993.
(21) Portions of this document have been omitted pursuant to a request for confidential treatment that has been granted or has been requested.
(22) This document is a management contract or compensatory plan or arrangement.

Reports on Form 8-K:

Feb. 28, 2005         Item 9.01        Results of operations for 2004
Feb. 25, 2005         Items 1.01, 2.03, 3.02, 8.01  Details of
                                        restructuring of aircraft financing
Feb. 23, 2005         Item 7.01        FAQ's on restructuring announcement
Feb. 22, 2005         Item 7.01        Press release announcing successful
                                        restructuring of aircraft financing
Feb. 16, 2005         Item 7.01        Disclosure that the Company did not
                                        make the interest payment due on its
                                        6% convertible note
Feb. 11, 2005         Item 2.04(b)     Disclosure that one CRJ lessor reposed
                                        its aircraft
Jan. 11, 2005         Item 1.01        Agreement with GECAS
Jan. 6, 2005          Item 1.01        Agreements with certain executive
                                        officers
Dec. 9, 2004          Item 1.01        Agreement with IAE
Dec. 3, 2004          Item 1.01        Agreement with Bombardier
Nov. 11, 2004         Item 1.01        Agreement with Airbus

                             SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2005.

                                                          FLYi, INC.

                                                     By        /S/
                                                      :
                                /                     Kerry B. Skeen
                                               Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2005.

Name                            Title


           /S/                  Chairman of the Board of Directors
Kerry B. Skeen                  and Chief Executive Officer
                                (Principal executive officer)

           /S/                  Director, President and
Thomas J. Moore                 Chief Operating Officer


           /S/                  Executive Vice President,Treasurer and
Richard J. Surratt              Chief Financial Officer
                                (Principal financial officer)

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



