Form 10-K/A
period 2004-12-31
FLYI INC
filed 2005-03-31
CIK 904020

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 0-21976

FLYi, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	13-3621051 (IRS Employer Identification No.)
45200 Business Court, Dulles, Virginia (Address of principal executive offices)	20166 (Zip Code)

Registrant's telephone number, including area code: (703) 650-6000

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

Common Stock par value $.02
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2004 was approximately $255.3 million.

        As of March 1, 2005, there were 50,410,787 shares of common stock of the registrant issued and 45,339,810 shares of common stock outstanding.

Documents Incorporated by Reference

        Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-K.

Documents Incorporated by Reference	Part of Form 10
Proxy Statement for 2005 Annual Meeting of Shareholders	Part III, Items 10-14

(to be filed subsequently)

Forward Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements. Statements in the Business sections of this filing, together with other statements beginning with such words as "believes", "intends", "plans", and "expects" include forward-looking statements that are based on management's expectations given facts as currently known by management on the date this Form 10-K was first filed with the SEC. Actual results may differ materially. Factors that could cause the Company's future results to differ materially from the expectations described here include: the ability of Independence Air to effectively implement its low-fare business strategy utilizing regional jets and Airbus aircraft, and to compete effectively as a low-fare carrier, including passenger response to Independence Air's new West Coast service, and the response of competitors with respect to service levels and fares in markets served by Independence Air; the effects of high fuel prices on Independence Air; the ability to successfully and timely complete the acquisition of, maintain certification for, and secure financing of, its Airbus aircraft, and to successfully integrate these aircraft into its fleet; the ability to successfully remarket or otherwise make satisfactory arrangements for its nine J-41 aircraft not terminated as part of its restructuring and for three 328Jet aircraft not assigned to Delta; the ability to successfully hire, train and retain employees; the ability to reach and ratify agreement with AMFA on mutually satisfactory terms; the ability of government agencies involved in airport operations to handle the increased number of flights and passengers at Washington Dulles without interference with airline operations; the ongoing deterioration in the industry's revenue environment; and general economic and industry conditions, any of which may impact Independence Air or the Company, its aircraft manufacturers and its other suppliers in ways that the Company is not currently able to predict. The statements in this Annual Report are made as of the date this Form 10-K was first filed with the SEC and the Company undertakes no obligation to update any of the forward-looking information included in this document, whether as a result of new information, future events, changes in expectations or otherwise.

Explanatory Note

        On March 15, 2005, the Company filed a Form 10-K that pursuant to Securities Exchange Act Rule 12b-25 omitted certain items and exhibits. This Amendment No. 1 on Form 10-K/A amends and restates in full the Company's previously filed Form 10-K and contains the previously omitted items and exhibits.

PART I

Item 1.    Business

Overview

        FLYi, Inc. formerly known as Atlantic Coast Airlines Holdings, Inc., a Delaware corporation ("FLYi" or the "Company"), is a holding company with its primary subsidiary being Independence Air, Inc. ("IA"). IA is an air carrier and provides regularly scheduled low-fare air service under the brand "Independence Air" to East Coast destinations with a combination of 132-seat Airbus A319 ("A319") aircraft and 50-seat Canadair regional jets ("CRJs"), and is introducing A319 service to six new West Coast destinations between March and May 2005. Previously, IA was named and operated as Atlantic Coast Airlines ("ACA"). ACA operated as a regional airline under code share agreements with United Airlines, Inc. ("United"), providing service since 1992 as part of the United Express program, and under code share agreements with Delta Air Lines, Inc. ("Delta"), providing service since 1999 as part of the Delta Connection program. IA transitioned out of the United Express program between June 1, 2004 and August 3, 2004 and completed its transition out of the Delta Connection Program on November 1, 2004.

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

        As of March 1, 2005, Independence Air operated over 400 flights on each business day, serving 41 destinations, including four destinations in Florida plus Las Vegas served by A319s. Independence Air has announced its expansion of A319 service to five West Coast destinations starting between April and May 2005. In December 2004, Independence Air reduced its flight schedule in connection with its sale of four CRJs and announced the closure of two cities effective in January 2005. In February 2005, Independence Air realigned operations at its Washington Dulles hub from continuous flow schedule where flights arrive and depart continuously throughout the day to a six bank schedule where arrivals and departures occur within a short period of time, at various intervals during the day, facilitating connections to multiple destinations. These schedule changes were made in coordination with Independence Air's planned removal of 24 CRJs, as described further below. As compared to a continuous flow operation, the six bank schedule will reduce daily aircraft utilization on the CRJ fleet and, to a lesser extent, the A319 fleet, but will increase connecting opportunities for passengers.

        While Independence Air believes it has been successful in stimulating demand to, from and through its Washington Dulles hub, through February 2005 it has not achieved the load factor and yields projected in its original business model and thus has not met revenue projections. Factors contributing to lower revenues than originally projected include the addition of new competitive service in markets served by Independence Air and a lower level of business traffic relative to leisure traffic than had been anticipated. This revenue shortfall combined with unprecedented high fuel prices has caused Independence Air to sustain higher losses and to expend more cash than it anticipated when it embarked on its strategy of becoming an independent airline. To address this situation, Independence Air has undertaken a number of steps in addition to schedule changes discussed above, including a financial restructuring, capital spending reductions and changes in its distribution strategy as discussed below. While Independence Air believes that these actions have provided it an opportunity to continue operating through 2005 and into 2006 by improving liquidity and generating additional sales, the Company is operating in an extremely difficult industry environment that presents a number of risks and uncertainties that could adversely affect the Company's yield, liquidity and business plan. These are discussed in detail below in "Business—Risk Factors" and "Management's Discussion and Analysis of Results of Operations and Financial Condition".

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

        On February 18, 2005, the Company and Independence Air entered into a series of agreements with GE Commercial Aviation Services, Inc. and certain of its affiliates ("GECAS") as owner participant under leveraged leases relating to 24 CRJs, and with the various parties as loan participant under those leveraged leases, providing for the early termination of the leases. These agreements provide for the amendment of the leases to shorten the term of the leases such that they expire between February 2005 and July 2005. The agreements also reduce the rent between January 1, 2005 and the date of the lease expiration to the amount of accrued interest on the underlying leveraged lease loans. Under the agreements, Independence Air will be required to meet certain amended return conditions and to deliver the aircraft to the lessors by agreed dates, but upon satisfaction of these obligations will have no further rent obligations with respect to periods after the amended lease expiration dates, for these aircraft. The termination of the 24 leases will result in a non-cash accounting charge currently estimated at $7.5 million to be taken as the leases are terminated to reflect the write-off of deferred credits that resulted from training, spare parts, and other services previously provided by the manufacturer to the Company net of accruals for prepaid rents for these aircraft. The Company expects that the return of the 24 CRJs will save approximately $30 million in rent on an annual basis.

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

        Independence Air has amended, as of February 18, 2005, the operative lease or loan agreements for a total of 52 CRJ aircraft that are financed through leveraged leases or through mortgage loan financings, to revise the rental and loan payment structure from semi-annual payments to monthly payments and to defer approximately $70 million of the rent or loan payments that would have been due between January 2005 and February 2007. Depending on which operative lease or loan agreement, interest at a rate of Libor plus 250 basis points or a fixed rate of 7.01% will be charged on the outstanding deferral balance. The interest portion of the payments will be paid monthly retroactive to January 1, 2005, and the principal portion of the deferred rent and loan payments will be repaid on a monthly basis beginning in May 2006 through the end of the lease or loan term.

        In exchange for concessions from CRJ aircraft financing parties, the Company agreed to issue a total of 2,035,000 additional shares of FLYi common stock, $0.02 par on February 18, 2005. The shares of common stock are to be issued to certain aircraft lessors and lenders as partial consideration for their agreeing to participate in the restructuring of the terms of their respective aircraft loans or leases through the transactions described above. The number of shares of common stock issued to each lessor or lender was determined through arms-length negotiations, and no separate valuation was assigned to the issuance of the shares. None of the shares of common stock were issued in exchange for cash. The shares were issued in privately negotiated transactions in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933. The Company will expense the fair market value of the shares at date of issuance as part of restructuring costs in the first quarter of 2005.

J41 Aircraft:

        During 2005, Independence Air has entered into a series of agreements for the consensual early termination of leases for 21 of the 30 Jetstream 41 ("J41") turboprop aircraft that were previously retired from Independence Air's operating fleet and are not currently used in Independence Air operations. The agreements are with the lessors of those aircraft, with the lenders in the leveraged leases covering three of the aircraft, and with the manufacturer that provided certain residual support in connection with the leases.

        BAE Systems (Operations), Limited and its affiliates ("BAE"), the manufacturer of the J41 aircraft, had provided certain residual value support to the lessors of 10 of the J41 aircraft that are subject to early termination agreements. The Company and Independence Air entered into an agreement with BAE on February 18, 2005 to resolve certain issues relating to BAE and to the lessors as a result of the early termination of the leases, and to resolve any claims which BAE may have against the Company or Independence Air resulting from the termination of those leases. BAE agreed to accept the applicability of its residual value support agreements to the lessors upon the early termination of the leases, and agreed that it would not pursue further claims against the Company or Independence Air relating to those agreements. The Company and Independence Air agreed to provide consideration to BAE in exchange, including a cash payment of $2.0 million and the issuance of a promissory note of $3.5 million bearing interest at 6.75% payable monthly with principal repayments beginning in June 2006 and ending in June 2007. The Company and Independence Air also agreed to issue a non-interest bearing convertible note in the amount of $5.0 million, convertible into 1 million shares of the Company's stock, and agreed to turn over all of its remaining J41 spare engines, parts and tooling to BAE during 2005. The Company and Independence Air also agreed that should BAE elect to settle any of its residual value agreements by purchasing the aircraft from the lessors, the Company and Independence Air would relinquish their claim to any refund of the security deposits for any purchased aircraft. The amount of the deposits is further described below.

        The agreements with the lessors of the J41 aircraft provide for the early termination of the leases, the return of the aircraft to the lessors, and the elimination of future rent obligations. These agreements were entered into as of January 14, 2005 for four aircraft and as of February 18, 2005 for an additional 17 aircraft. These lease terminations are expected to reduce Independence Air's net payments during the period from January 2005 through February 2007 by approximately $13.5 million. Independence Air will be responsible for certain return obligations with respect to these aircraft, but upon satisfaction of these obligations will have no further rent obligations with respect to these aircraft. Independence Air posted, at the time it initially entered into the original leases, a total of $3.7 million in security deposits applicable to the J41 aircraft that are subject to these agreements. Independence Air has permanently relinquished its claim to $2.2 million of these deposits and conditionally relinquished its claim to the remainder of these deposits. Independence Air is not able to currently estimate how much, if any, of the remaining $1.5 million of deposits may be returned to it. The Company previously recorded an early retirement charge for the J41 aircraft as they were removed from operation. The early retirement charges previously recorded for these aircraft will be reconciled as the actual costs of the lease terminations are recorded in 2005.

        The Company and Independence Air agreed to provide consideration to the counterparties for entering into these agreements including cash payments totaling approximately $3.5 million and the issuance of interest bearing promissory notes totaling approximately $2.6 million bearing interest at 6.75% payable monthly and with equal payments of principal and interest monthly from February 2007 through June 2010. The Company also agreed to issue non-interest bearing convertible notes in the total amount of $20,952,113, convertible into 3,619,127 shares of the Company's stock. Independence Air also agreed to various terms with respect to the redelivery of the aircraft and in certain cases, to the condition of the aircraft upon return.

328Jet Aircraft:

        Independence Air had previously disclosed that, as a result of the termination of its Delta Connection agreement without cause, it had the right to assign to Delta Air Lines, Inc. ("Delta") leases for 30 Fairchild Dornier 328 regional jet (328Jet) aircraft formerly used in Delta Connection operations and to require Delta to assume the leases. In its prior disclosure, the Company indicated that it would continue to be liable for future obligations under the leases in the event that Delta at any time did not fulfill those obligations. On March 21, 2005, Independence Air completed the delivery of these aircraft to Delta in connection with the assignment and assumption of the lease obligations. As part of its restructuring effort, as of the date of delivery of the aircraft to Delta, the Company entered into agreements with the lenders in the leveraged leases of these aircraft under which the lenders effectively released the Company and Independence Air from future obligations to them under the 328Jet leases. While the owner participant in the leveraged leases, a bankrupt entity that is in default of its obligations to the lenders and the Company, has not committed to a release of the Company, the lenders, which have an assignment of the owner participant's interest in the leases and have a priority of payment superior to that of the owner participant, have agreed that they will not assert any claims against the Company with respect to events occurring after assumption by Delta. The lenders have also agreed that, if Independence Air is required to make any payments under the leases and the lenders receive any portion of such payments, they will return those payments to Independence Air. In consideration for this arrangement, the Company has issued 1.5 million shares of the Company's stock. Independence Air obtained rent deferrals similar to those reached on its CRJ fleet for the remaining two leased 328Jets that are not being assigned to Delta in exchange for the issuance of 130,000 shares of FLYi common stock and is actively marketing for sale one unencumbered 328Jet owned by Independence Air. The fair value of the 1.6 million shares issued will be recorded as part of the Company's restructuring charge in the first quarter of 2005.

Other Actions:

        On February 18, 2005, Independence Air entered into a term loan agreement with GECAS for $16.2 million and borrowed the full amount available under the term loan. The loan bears interest at a spread over three month Libor based on an agreed market rate, and is payable in 60 monthly installments ranging from approximately 1.4% of principal to approximately 2.0% of principal, with a final maturity on February 18, 2010. Independence Air is not permitted to voluntarily prepay the loan for three years and may do so thereafter only if it provides a letter of credit or other acceptable security in an amount equal to the payments that are being deferred under leases of 13 CRJ aircraft. The loan is secured by Independence Air's 11 CRJ spare engines and all of its CRJ spare parts. The loan agreement also provides that the sum of the outstanding amounts of the loan and lease deferral amounts may not exceed specified percentages of the appraised values of the collateral. If these percentages are exceeded, Independence Air is required to make a partial prepayment on the loans or provide additional collateral to restore compliance. Subject to these requirements, Independence Air is permitted to dispose of collateral to the extent they become surplus to normal operations.

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

Marketing and Sales

        Independence Air initially adopted the distribution model used by other low-cost carriers like Southwest and JetBlue that limited ticket sales to its own web site and call centers. However, during the fourth quarter of 2004, Independence Air began to enter into agreements that would allow it to offer its inventory through the Global Distribution Systems ("GDSs"). Additional GDSs were implemented during the first quarter of 2005, and Independence Air now participates in most of the major GDSs and a number of online travel sites including Travelocity and Orbitz. Participation in the GDSs is supported by Independence Air's team of sales professionals who solicit individual corporations and travel agencies, creating additional interest and incentives for booking Independence Air flights.

        Although 85% of Independence Air's total bookings are created online or through the GDSs, the remaining volume is processed through Independence Air's toll-free reservations phone lines. Independence Air maintains a reservations staff at its headquarters facility to monitor and handle the most complex customer service matters and to solicit and assist in corporate account bookings. In addition, Independence Air has contracted with a third party specialist to handle routine reservations calls at various facilities operated by those parties.

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

        Recently competition has become even more intense as a result of the initiatives of low-fare airlines, including Independence Air, to introduce service to markets that have been traditionally served by legacy carriers and by the initiatives of the legacy carriers in response. The legacy carriers, in some cases operating under the protection of Federal bankruptcy laws and in the case of US Airways operating with government provided financing, have reacted by matching fares, reducing restrictions, offering additional frequent flyer incentives, increasing advertising, and by taking aggressive steps to reduce their own costs. They have also, in several instances, increased their capacity in routes served by low-fare carriers. United, for example, responded to Independence Air's service introduction by increasing capacity by 37% in markets served by Independence Air from Washington Dulles. In other markets where Independence Air competes, US Airways, Delta, and Northwest have matched fares, added frequency to existing markets, and/or started service to markets they previously did not serve. The result of this increased intensity in competition has been a substantial increase in available flight options for the consumer at substantially reduced prices, which has lead to an increase in overall passenger traffic but at substantially reduced revenue for the airlines. The intense competition has also limited the ability of carriers to adjust pricing to reflect the increased cost of high fuel prices.

        Our competitors and potential competitors include major U.S. airlines, low-fare airlines, regional airlines and new entrant airlines. The major airlines are larger, generally have greater financial resources and serve more routes. They also use advanced technologies, such as ticketless travel and website bookings. Our primary competitors in the non-stop markets that we serve are United, US Airways and, to a lesser extent, Southwest Airlines, each of which has greater financial resources and name recognition than we do. United and US Airways have also benefited from their operation under bankruptcy court protection, and US Airways has benefited from government provided financing.

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

        On December 9, 2002, UAL, Inc. and its subsidiaries, including United, filed for protection under Chapter 11 of the United States bankruptcy code. UAL has continued operating and managing its business and affairs as a debtor in possession. In bankruptcy, United had the right to assume or reject all executory agreements including the Company's UA Agreements. In July, 2003, the Company announced that it intended to utilize IA's assets to operate as an independent low-fare airline in the event that United determined to reject the UA Agreements as a part of United's reorganization in bankruptcy. On April 5, 2004 the Company announced it had reached an agreement with United providing for a transition schedule and exit plan for all IA's United Express aircraft and related operations as a result of United's decision to reject the UA Agreements. That agreement and United's rejection of the UA Agreements was approved by the United States Bankruptcy Court for the Northern District of Illinois, which oversees United's bankruptcy, on April 16, 2004. IA subsequently phased out of United Express operations and operated its last United Express service on August 3, 2004. On September 3, 2004, FLYi and Independence Air filed claims in United's chapter 11 case for damages resulting from United's rejection of the UA Agreements. United has indicated to the Company that it will object to the Company's claims.

        The Company and United reached a settlement on the amounts owed under the United Express agreement in a settlement agreement approved by the bankruptcy court on October 15, 2004. This settlement required United to pay the Company $4.0 million in the fourth quarter of 2004. Upon payment by United, the Company and United discharged each other from any further charges related to the Company's participation in the United Express program prior to September 30, 2004, the effective date of the settlement agreement, except that the settlement does not affect the Company's claim against United for damages from its rejection of the Company's United Express Agreement. The effect of the settlement agreement was recognized in the fourth quarter. Despite the settlement, United continues to dispute certain billing matters.

        The Company's Delta Connection Agreement ("DL Agreement") defined the terms of IA's operation in the Delta Connection program. Prior to being accounted for as a discontinued operation, IA's Delta Connection operations accounted for approximately 20% of the Company's 2004 passenger revenue and approximately 17% of its 2003 passenger revenues. IA was compensated by Delta on a fee-per-block hour basis at rates that were reset annually based on anticipated costs in the coming year. Under the fee-per-block hour arrangement, IA was contractually obligated to operate a flight schedule designated by Delta, for which Delta paid IA an agreed amount per block hour regardless of the number of passengers carried, with incentive payments based on operational performance. IA thereby assumed the risks associated with operating the flight schedule and Delta assumed the risks of scheduling, marketing, and selling seats to the traveling public. Pursuant to the DL Agreement, Delta, at its expense, provided a number of support services to the Company. These included reservations, customer service, ground handling, station operations, pricing, scheduling, revenue accounting, revenue management, frequent flyer administration, marketing, a maintenance hangar facility in Cincinnati, and other passenger, aircraft and traffic servicing functions in connection with IA's Delta Connection operation. On April 6, 2004, the Company announced it had received formal notification from Delta that Delta would end its fee-per-block hour agreement with IA by invoking its right under the Delta Connection Agreement to terminate without cause upon 180 days notice. Subsequently, a transition agreement was entered into with Delta to specify the terms of the transition, and IA completed its Delta Connection operations on November 1, 2004. The Company is treating the termination of the Delta code share agreement as a discontinued operation, and accordingly, has removed the revenues, expenses, and operating statistics attributable to the Delta Connection operation from all reported operating results presented in these consolidated financial statements and results of operations and is including these amounts, net of income tax, as results from discontinued operations.

Employees

        As of March 1, 2005, the Company and Independence Air had 3,683 full-time and 339 part-time employees, classified as follows:

Classification	Full-Time	Part-Time
Pilots	947	—
Flight attendants	560	—
Station personnel	1,035	279
Maintenance personnel	352	2
Management, administrative and clerical personnel	789	58

Total employees	3,683	339

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

        Independence Air's collective bargaining agreement with the AFA-CWA, which was ratified in October 1998, became amendable in October 2002. Independence Air and AFA-CWA reached a Tentative Agreement on February 10, 2005 and the agreement was ratified on March 21st, 2005. The new agreement will be amendable July 31, 2007. The agreement is designed to address quality of life issues that were of concern to the work group and to update work rules of interest to the parties, and provides for the first pay rate increase to be effective in August 2006.

        Independence Air's collective bargaining agreement with AMFA, which was ratified in June 1998, became amendable in June 2002. Independence Air has been in mediated negotiations with AMFA during 2004. The Mediator recessed negotiations in October 2004 and Independence Air and AMFA have not met in formal negotiations since. Independence Air expects meetings will resume in the second quarter of 2005, and does not anticipate that any issues relating to these negotiations will have a material effect on Independence Air's operations for the foreseeable future.

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

        Independence Air's other work groups are not unionized. Independence Air believes that certain of its unrepresented labor groups are from time to time approached by unions seeking to represent them. On March 24, 2005, Independence Air received a notice from the Communications Workers of America that it was working with the Company's fleet service and passenger service employees in organizing efforts. Independence Air has not received any other official notice of organizing activity and there have been no representation applications filed with the National Mediation Board by any of these groups. Independence Air believes that the wage rates and benefits for non-union employee groups are comparable to similar groups at other similarly situated airlines.

Pilot Training

        Independence Air conducts its CRJ pilot training through a training program managed internally, conducted by in-house instructors, and utilizing simulators operated by a third party. Independence Air has entered into agreements with Pan Am International Flight Academy ("PAIFA") for CRJ simulator usage at PAIFA's facility near Washington Dulles. This facility currently houses three CRJ simulators, and Independence Air believes that these facilities will be adequate to support its training requirements. The agreements require Independence Air to purchase an annual minimum number of CRJ simulator training hours at agreed rates through 2010. In early 2005, Independence Air amended its agreements with PAIFA to reduce its simulator costs for 2005. Independence Air's payment obligations for CRJ simulator usage over the remaining years of the agreements now total approximately $7.1 million.

        Independence Air conducts its Airbus training through a training program provided by Airbus. The training is provided by Airbus and certain rates have been agreed as part of the Airbus acquisition agreement. Independence Air is also free to purchase training from alternative sources. Independence Air believes that adequate training services, including simulator time in North America, will be available from Airbus to fulfill its training requirements for the foreseeable future. Independence Air is utilizing manufacturer credits issued with each aircraft delivered in lieu of payment for its initial training requirements. When these credits are fully utilized it will need to pay cash for subsequent training. In addition to the usage of the manufacturer's training program, Independence Air may conduct a limited amount of training using its own training program and instructors, and will consider development of an in-house training program for A319s pilots in the future.

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

        On November 19, 2001 the President signed into law the Aviation and Transportation Security Act (the "Security Act"). The Security Act requires heightened passenger, baggage and cargo security measures to be adopted as well as enhanced airport security procedures. The Security Act created the Transportation Security Administration ("TSA") that has taken over the responsibility for conducting the screening of passengers and their baggage at the nation's airports as of February 17, 2002. The activities of the TSA are funded in part by the application of a $2.50 per passenger enplanement security fee (subject to a maximum of $5.00 per one way trip) and payment by all passenger carriers of a sum not exceeding each carrier's passenger and baggage screening cost incurred in calendar year 2000. In the Administration's fiscal year 2006 budget, it has proposed to authorize TSA to collect an additional $3.00 per passenger segment security fee, or $5.50 per segment and a maximum of $8.00 per one-way trip. If Congress accepts the Administration's proposal, Independence Air will have to collect these additional fees from its passengers, thereby making the cost of air transportation more expensive which, in turn, may dampen demand for the services of Independence Air. In addition, competitive pressures in the industry may preclude Independence Air from being able to pass on the added fee such that the fee may further diminish Independence Air's air transportation revenues.

        The Security Act imposes new and increased requirements for air carrier employee background checks and additional security training of flight and cabin crew personnel. These additional and new requirements have increased the security related costs of Independence Air. The Security Act also mandates and the FAA has adopted new rules requiring the strengthening of cockpit doors, some of the costs of which have been reimbursed by the FAA. Independence Air has completed all mandatory cockpit door modifications and has been reimbursed $2.7 million under the Security Act, although the cost of such modifications exceeded this amount. At times, when the aviation security threat level is elevated by the Department of Homeland Security, Independence Air may experience security-related disruptions, including reduced passenger demand, resulting from enhanced passenger screening at airports and possible flight cancellations. Independence Air believes that its exposure to such disruptions is no greater than that faced by other providers of regional air carrier services.

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

        Slots.    Slots are reservations for takeoffs and landings at specified times and are required by governmental authorities to operate at certain airports within the United States. Independence Air has rights to and utilizes takeoff and landing slots at New York-Kennedy, and White Plains, New York airports. Airlines may acquire slots by governmental grant, by lease or purchase from other airlines, or by loan when another airline does not use a slot but desires to avoid governmental reallocation of a slot for lack of use. All leased and loaned slots are subject to renewal and termination provisions. Under law presently in effect, slot regulation at Kennedy airport is scheduled to end after January 1, 2007. The rules also provide that, in addition to those slots currently held by carriers, operators of regional jet aircraft and new entrant air carriers may apply for, and the Secretary of Transportation must grant, additional slots at New York-Kennedy in order to permit the carriers to offer new service, increase existing service or upgrade to regional jet service in qualifying smaller communities. There is no limit on the number of slots a carrier may request. Prior to the commencement of services by Independence Air, Independence Air requested and obtained from the FAA, under the provisions of current law, slots necessary to operate its flight schedule to and from New York Kennedy Airport. The New York Kennedy Airport slots are permanent, subject to loss due to nonuse. To the extent Independence Air would seek to operate narrow-body aircraft at Kennedy or any other slot controlled airport, it will have to either purchase or lease slots from another air carrier or be qualified to obtain such slots under the then current regulatory regime. Slots at White Plains, New York airport are held in the name of Independence Air and are sufficient to conduct operations at the airport. As a result of congestion at Chicago O'Hare Airport, on January 21, 2004, the FAA entered an Order requiring the two largest O'Hare carriers, United Airlines and American Airlines, to reduce their O'Hare flight schedules, including the schedules operated by carriers affiliated with these major carriers. The FAA order was subsequently extended until October 2004. Prior to its expiration, the FAA, on August 18, 2004, issued another order setting limits through April 30, 2005 on the number of air carrier arrivals at O'Hare during peak hours to reduce the level of airport congestion and applied the terms of the order to all domestic carriers operating at O'Hare, including Independence Air. The FAA has proposed to extend the effectiveness of this order until October 30, 2005 during which time the FAA has indicated that it intends to propose and adopt a longer term, more permanent solution to the issue of O'Hare airport delays. At the current time, Independence Air has sufficient rights to conduct flights at O'Hare during the controlled hours. Should the FAA propose additional limits on Independence Air flight arrivals, it may not be able to develop a flight schedule that maximizes Independence Air's revenue opportunities.

Risk Factors Affecting the Company

        The Company's business is subject to numerous risks and uncertainties, as described below and in the section titled, "Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosures About Market Risk".

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

        We expect to have substantial cash needs as we continue to establish ourselves under the new brand "Independence Air" as a low-fare carrier, including cash required to fund increases in accounts payable, prepaid expenses, aircraft security deposits on new aircraft to be leased, pre-delivery payments on new aircraft to be purchased, as well as anticipated operating losses. As of December 31, 2004, our debt of $238.8 million exceeded our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2004, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year were approximately $1.7 billion for 2005 through 2024, not including commitments for the remaining Airbus A319 aircraft we intend to acquire. The restructuring of the lease and loan payments on the 52 CRJs defers-but does not eliminate-the payment of approximately $70 million that would have been due between January 2005 and February 2007 and converts the previous semi-annual payment dates to monthly payment dates. We remain obligated to repay the $70 million of deferrals and associated interest in monthly installments over the remaining term of the financing beginning in May 2006.

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

        We have no lines of credit, other than letters of credit collateralized by cash, and we will continue to rely on our existing cash balances, cash flow from operations and other sources of capital to satisfy our obligations. In connection with our recently completed financial restructuring, we pledged substantially all of our remaining unencumbered collateral. Even with the recent completion of our financial restructuring, if passenger traffic or yield do not achieve anticipated levels, fuel costs continue at current high levels or other events affect its operations, the Company may again face liquidity concerns. If the Company is not able to achieve its current business plan, cash balances and cash flow from operations together with operating lease financing and other available equipment financing may not be sufficient to enable the Company to meet its working capital needs, expected operating lease financing commitments, other capital expenditures, and debt service requirements as they come due for the remainder of 2005 and into 2006. If we are unable to make payments on our debt and other fixed obligations as they come due, we could be forced to consider commencing a bankruptcy case under Chapter 11 of the U.S. Bankruptcy Code or may be the subject of an involuntary Chapter 11 case commenced against us by creditors.

Because we have limited operating history as a low-fare carrier, it is difficult to evaluate our ability to succeed in this business

        Although we have operated as an airline since 1992, our past results offer little meaningful guidance with respect to our future performance because, prior to June 16, 2004, we had not operated as an independent carrier. In addition, we have not had responsibility for route planning, scheduling, pricing, marketing, advertising, sales, revenue management or revenue accounting functions since December 2000, and for the first time we are operating our own distribution, reservations and ticketing functions. Also, while previous operations have been under the United and Delta brands, Independence Air is a new brand, and has limited market recognition. As a result, because we have only recently begun to operate as an independent, low-fare carrier, it is difficult to evaluate our future prospects. Our future performance will depend on a number of factors, including our ability to:

  •
  Further develop our Independence Air brand and product to make it attractive to our target customers;

  •
  implement our business strategy by placing into service additional A319 aircraft into new and longer-haul markets than we have previously served;

  •
  successfully choose new A319 markets and service levels, and successfully choose the markets and service levels to be operated by our reduced CRJ fleet;

  •
  reduce our expenses to adjust to the current revenue and fuel cost environment, and to reflect a reduced number of aircraft in operation;

  •
  secure favorable terms with airports, suppliers and other contractors;

  •
  monitor and manage major operational and financial risks;

  •
  return a significant number of aircraft to their lessors during 2005, without incurring unexpected costs or disruption of ongoing operations;

  •
  obtain and maintain necessary regulatory approvals, including airport "slots" where necessary;

  •
  attract, retain and motivate qualified personnel;

  •
  finance the necessary capital investments including future aircraft deliveries;

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

Our recently completed financial restructuring may result in significant expenditures and limits the flexibility of our operations

        As discussed above under "Item 1. Business—Financial Restructuring," in connection with our recently completed financial restructuring, we have entered into agreements that require us to satisfy certain obligations. We may have to incur unexpected costs to satisfy certain of these obligations, and our failure to satisfy these or other obligations arising under our financial restructuring could limit the flexibility of our operations. We have reached agreements with the lessors for 24 of Independence Air's CRJs and, as stated above, with the lessors for 21 of the J-41 turboprops that were formerly used in our United Express operations for the return of the aircraft to the lessors and the elimination of our future rent obligations. The terms of those agreements include certain obligations with respect to the return of the aircraft, including physical condition and timing of the return. We may incur unexpected charges arising from those obligations and/or may fail to satisfy all of those obligations as to some or all of the aircraft. We have also agreed to permit the lessor to require us to return up to eight additional CRJ aircraft if we do not meet certain financial milestones. The removal of these aircraft could result in additional costs, and could be harmful to the business plan if we are forced to remove aircraft that are providing a positive contribution to our performance.

We are under pressure to control and reduce our costs

        The extensive competition, high fuel costs, excess capacity and success of low-fare carriers has resulted in increased emphasis in the airline industry on controlling and reducing expenses. Many of our competitors are effecting cost reductions that will increase their ability to compete against Independence Air. In this environment, if we are unable to align our costs with our business plan or to control and reduce our costs in general, we may not be able to effectively compete against other regional carriers flying for legacy carriers, other low-fare carriers, or legacy carriers that choose to compete with us to maintain or expand our existing operations and carry out our business plan.

We are subject to risks arising from fuel costs and availability of fuel

        Like all airlines, our finances have been dramatically affected by record high fuel prices. Recently, we have purchased fuel at a price of $1.65 per gallon. When we first started Independence Air operations in June 2004, we were purchasing fuel at $1.27 per gallon. With about 100 million gallons projected to be consumed in 2005, at today's rates we would incur approximately $38.1 million in additional cost for 2005 compared to what that fuel would have cost at prices that were prevailing when we first started operations. We have not hedged our fuel needs. We cannot predict the future cost and availability of fuel. Both fuel costs and availability are subject to many economic and political factors and events occurring throughout the world over which we have no control. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for both home heating oil and gasoline. Because of the intense pricing competition, the ability of carriers to adjust pricing to reflect higher fuel costs has been limited. We do not believe that this present situation is sustainable either for us or for the industry as a whole, and that without either a reduction in fuel prices or an increase in ticket prices, we, like many other airlines, may not be successful.

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

We will incur cash charges and may incur other unexpected charges as we return the J-41 aircraft to the lessors

        We have retired all J-41 type aircraft from our fleet. As part of our recently completed financial restructuring, we have reached agreement with the lessors for 21 of those aircraft on the terms for the return of the aircraft to the lessors and the elimination of our future rent obligations. The terms of those agreements include certain obligations with respect to the return of the aircraft, including in some cases physical condition, the production of certain records, and timing of the returns. We may incur unexpected charges arising from those obligations and/or may fail to satisfy all of those obligations as to some or all of the aircraft. For the remaining nine J41 aircraft, we are still contractually required to continue to make payments under the lease/loan agreements for the aircraft, and do not expect to be able to obtain any significant amount of sublease income relative to our rent obligations. While we have recorded early retirement charges for the future rent costs, cash from operations will be negatively impacted by approximately $17.3 million for payments due over the remaining term of the leases/loans.

Our expansion of Independence Air requires significant new infrastructures

        Our business strategy involves successfully establishing Washington Dulles as the hub for a new low-fare airline, establishing the Independence Air brand in regional jet markets we have been serving to and from Washington Dulles, expanding our operation into certain markets not previously served, and creating flight connection opportunities. We must continue to establish and maintain significant new infrastructures that are necessary to operate as an independent airline, including scheduling, market planning and marketing, advertising, ground operations and information systems. Achieving our business strategy is critical in order for our business to create passenger connecting opportunities for markets to be served with our existing fleet of CRJs and with the Airbus A319 aircraft that we currently operate and are acquiring, and to achieve economies of scale, both of which are critical to profitable operations. Increasing the number of markets we serve depends on our ability to successfully introduce the Airbus aircraft into our fleet, and to secure suitable slots, gates, ticket counter positions and other facilities at airports located in our targeted geographic markets. In some of our markets we must establish and maintain ground operations and, in some markets, we compete with United and others for facilities and employees. Opening new markets requires us to commit a substantial amount of resources, even before new service commences. Expansion also requires additional skilled personnel and equipment. An inability to hire and retain skilled personnel or to secure the required equipment and facilities efficiently and cost-effectively or to successfully develop and implement other necessary systems may affect our ability to achieve our business strategy. In addition, Independence Air operations may also increase the demands on management and our operating systems and internal controls beyond levels we currently anticipate. Such expansion may strain our existing management resources and operational, financial and management information systems to the point that they may no longer be adequate to support our operations, requiring us to make larger expenditures in these areas than we currently anticipate. There can be no assurance that we will be able to develop these controls, systems or procedures on a timely or cost-effective basis, and the failure to do so could harm our business.

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

Our business plan for Independence Air is heavily dependent on the metropolitan Washington, D.C. market, including Northern Virginia, and a reduction in demand for air travel in this market or the inability of Washington Dulles to accommodate our operations would harm our business

        Our operations focus on flights to and from our primary base of operations at Washington Dulles. As a result, we are highly dependent upon the Washington, D.C. and Northern Virginia markets. Our business would be harmed by any circumstances causing a reduction in demand for air transportation in the Washington, D.C. and Northern Virginia metropolitan area, such as adverse changes in local economic conditions, political disruptions or violence (including any terrorist attacks), negative public perception of the city or region, significant price increases linked to increases in airport access costs and fees imposed on passengers or the impact of past or future terrorist attacks. Likewise, our business could be harmed by any disruption of service or facilities at Washington Dulles or by any disruption in our ability to obtain supplies necessary for our operation at Washington Dulles.

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

        Our base of operations for Independence Air is Washington Dulles, which is served by a number of larger airlines that have greater name recognition and greater resources than we do. These larger airlines have and may in the future commence or increase their capacity and service at Washington Dulles because there are currently no rules restricting access at this airport. We are competing in markets at fares offered by airlines at other airports that currently serve the Washington, D.C. metropolitan area, including Reagan National Airport and Baltimore Washington International Airport. We may also face competition from other airlines that may begin serving any of the markets we serve and from ground transportation alternatives. Other airlines with greater financial resources than ours also have or may, in the future, meet or price their fares below our fares or introduce new nonstop service between cities served by our flights to and from Washington Dulles, Reagan National Airport or Baltimore Washington International Airport and prevent us from attaining a share of the passenger traffic necessary to operate profitably. We expect that competition will exist in all the direct markets that we currently serve and will serve in the future, as well as in the market for flights that connect through Washington Dulles. We further expect that the competition for passengers connecting through Washington Dulles will be both from airlines offering service through Washington Dulles and from the large number of alternative hubs throughout the U.S., instead of Washington Dulles, through which connecting passengers can elect to route their travel.

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

Our business model is dependent on our ability to continue to take delivery of, place into service and integrate new Airbus A319 aircraft into our operations

        As of March 28, 2005, we were operating eight Airbus A319 aircraft and have 20 additional Airbus single aisle aircraft on order. The Airbus A319 aircraft will operate in markets that are important to serving a broad selection of cities from Washington Dulles, and providing that service is critical to attracting customers to our airline. The A319 aircraft also will allow us to connect passengers to and from markets served by the regional jets to additional long haul markets, and we will thus rely on the Airbus A319 aircraft to generate incremental revenues for the regional jet fleet.

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

        We have limited experience operating and maintaining the Airbus A319 aircraft and we, therefore, face risks in continuing to integrate the aircraft into our existing infrastructure and operations, including among other things, the additional costs, resources and time needed to hire and/or train new or existing pilots, technicians and other skilled support personnel. Our failure to successfully take delivery of, place into service and integrate into our operations all of the new Airbus single aisle aircraft could harm our business.

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

We rely on maintaining a high daily aircraft utilization rate of our Airbus to keep our costs low, which makes us especially vulnerable to delays

        One of the key elements of the Independence Air business strategy is to maintain a high daily aircraft utilization rate of our A319 aircraft, which is the amount of time that our aircraft spend in the air carrying passengers. High daily aircraft utilization allows us to generate more revenue from our aircraft and is achieved, in part, by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays from various factors, many of which are beyond our control, including, among others, air traffic and airport congestion, inclement weather, security requirements, crew availability, fueling and ground handling and unscheduled maintenance. Because many of our A319 routes will be to distant markets that will be remote from our hub, we may have a difficulty in recovering from irregular operations. Furthermore, a schedule that contemplates high aircraft utilization is subject to the increased risk that once an aircraft falls behind schedule during the day, it could remain behind schedule during the remainder of that day and potentially into the next day, which can result in disruption in operating performance leading to passenger dissatisfaction and missed connections. All of the foregoing delays may increase our costs as well as diminish our reputation among our customers.

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

We may not be able to maintain access to suitable airports located in our targeted geographic area

        Independence Air is materially dependent on our ability to access suitable airports located in our targeted geographic markets for both our larger, single aisle aircraft and our regional jets at costs that are consistent with our low-fare strategy. Some airports served by Independence Air are subject to FAA imposed capacity controls and, although Independence Air currently has the slots necessary to conduct operations at these airports, additional limits could be placed on the airports that might restrict Independence Air's access to them. In August 2004, the FAA issued an order limiting hourly operations at Chicago's O'Hare International Airport. The effect of this order caused the Company to shift the hours of certain of its operations and to place an upper limit on the number of daily O'Hare arrivals through the end of April 2005. Other airports that are not currently capacity controlled that become severely congested, which could include Washington Dulles, could become the subject of some regulatory limit and thereby restrict Independence Air's access to or operations at those airports. Any condition that would deny, limit or delay our access to airports we serve or seek to serve in the future would constrain our ability to grow. A change in the terms of our access to existing facilities or any increase in the relevant charges paid by us as a result of the expiration or termination of such arrangements and our failure to renegotiate comparable terms or rates could have a material adverse effect on our results of operations. We base our operations predominantly at Washington Dulles. There can be no assurance that such airport will not impose higher airport charges in the future or that such increases would not adversely affect our operations.

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

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include a report in our Annual Report on Form 10-K of management's assessment of the design and effectiveness of our internal control over financial reporting as of the fiscal year ending December 31, 2004. Management, with the participation of the Company's principal executive officer and principal financial officer, is in the process of conducting an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our auditors will then be required to attest to, and report on, management's assessment. They will also be required to report on the effectiveness of our internal control over financial reporting. As reported in the Company's Form 10-Q for the quarter ended September 30, 2004, management had identified internal control weaknesses existing at that time that constituted material weaknesses or significant deficiencies. The Company undertook to implement compensating controls to remediate or mitigate those weaknesses, including segregation of duties and monitoring controls over the purchasing process and monitoring controls, to include adequate documentation, over the information technology control environment. See Part I Item 9A of this filing, "Controls and Procedures." Securities and Exchange Commission Release No. 34-50754 provides certain companies, including us, up to 45 additional days beyond the required filing date of this Form 10-K for the filing of management's annual report on internal control over financial reporting, and the related attestation report of our auditors on management's report on internal control over financial reporting and the related report of the auditors on their own assessment of our internal control over financial reporting. There can be no assurance that management will be able to complete the necessary work in a timely manner to issue its report that our internal control was effective as of December 31, 2004 or that, upon completing such work, our management will conclude that our internal control over financial reporting was effective as of December 31, 2004. If we are not able to timely complete our internal control work necessary for management's assessment and regardless of whether our management concludes that our internal control over financial reporting was effective as of December 31, 2004, our auditor may issue an adverse report or qualify its report on management's assessment of internal control over financial reporting and/or in its own report on our internal control over financial reporting. In addition, we might be subject to sanctions or investigation by regulatory authorities. Certain material weaknesses or significant deficiencies in our internal controls also could have a material adverse effect on our results of operations. We also expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

Our contract with one of our unions currently is amendable

        Our contract with the Aircraft Mechanics Fraternal Association ("AMFA"), which was ratified in June 1998, became amendable in June 2002. The AMFA contract covers all aviation maintenance technicians and ground service equipment mechanics working for us. We have been in negotiations with AMFA since 2003 and more recently have been in mediation under the Railway Labor Act. Although there can be no assurances as to the outcome of these negotiations and mediation, we anticipate ultimately being able to reach agreement with AMFA on a mutually satisfactory contract with no material effect on our results of operations or financial position. However, the failure to resolve this negotiation on appropriate terms could affect our ability to compete effectively.

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

Our business would be harmed if we lost the services of any key personnel

        Our success depends to a large extent, on the continued service of our executive management team and other key personnel. Although we have employment agreements with certain executive officers, it is possible that members of management may resign. Other key personnel may depart the Company due to our financial condition. We may incur unexpected expenses and have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business. We fund key-man life insurance on certain executive officers only to the extent necessary to fund life insurance commitments under employment agreements in the event of death.

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

Item 2.    Properties

        Flight Equipment—Operating:    The following table describes Independence Air's operating fleet of aircraft, scheduled firm deliveries and options as of March 28, 2005:

	Total Number of Aircraft	Number of Aircraft Leased	Number of Aircraft Owned	Passenger Capacity	Average Age in Years	Aircraft on Order	Options
Airbus A319	8	8	—	132	< 1	20	49
Bombardier CRJ200	82	74	8	50	4.3	34	80

	90	82	8		3.9	54	129

        The Company and Independence Air have entered into a series of agreements with GE Commercial Aviation Services, Inc. and certain of its affiliates ("GECAS") as owner participant under leveraged leases relating to 24 CRJs, and with the various parties as loan participant under those leveraged leases, providing for the early termination of the leases. These 24 CRJs, which are included in the table above, are being returned to GECAS through July 2005.

        Independence Air's commitment to purchase 34 CRJ aircraft on order is subject to certain conditions which, unless waived by Independence Air by April 2005, can not be satisfied as a result of United's rejection in bankruptcy of the Company's United Express agreement. Independence Air does not expect to waive the conditions and, therefore, does not expect to take delivery of these ordered aircraft. If Independence Air does not waive the conditions, the remaining $3.4 million on deposit with Bombardier will be returned to Independence Air in April 2005.

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

        Flight Equipment—Non-Operating:    The following table describes Independence Air's non-operating fleet of aircraft as of March 28, 2005:

	Total Number of Aircraft	Number of Aircraft Leased	Number of Aircraft Owned
Fairchild 328Jet	3	2	1
BAE J-41 Turboprops	30	25	5

	33	27	6

        Independence Air has 3 Fairchild 328Jet aircraft remaining that were previously operated in the Delta Connection operation. The Company has taken an early retirement charge, as part of discontinued operations, for the future rents due on the two leased 328Jets and recorded an impairment charge for the one owned 328Jet to reflect estimated current value. Independence Air is actively trying to dispose of the three remaining 328Jets either through sale or sublease transactions.

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

  Leased Facilities

  Airports

        Independence Air enters into agreements for the use of passenger terminals at most of the airports it serves and leases ticket counter and office space at those locations where ticketing and its aircraft are handled by Independence Air personnel. Payments to airport authorities for ground facilities are generally based on a number of factors, including space occupied as well as flight and passenger volume. Independence Air occupies a 69,000 square foot passenger concourse at Washington Dulles. The concourse, designed to support Independence Air's regional jet operation, is owned by the Metropolitan Washington Airports Authority and leased to Independence Air under a lease with a termination date of September 30, 2014. Independence Air also occupies additional gates on Concourse B at Washington Dulles for its Airbus operation; these gates are owned by the Metropolitan Washington Airports Authority and are operated under a 60 day Use Permit. Finally, Independence Air leases gates and terminal space at locations serviced by it. To date, Independence Air has not had any difficulty in obtaining airport facilities in the cities it serves or intends to serve.

  Corporate Offices

        The Company's executive, administrative, reservations and system control departments are located in a three-story office building encompassing 77,000 square feet of space under an operating lease ending December 2010. Independence Air's employee training and services center is located in a nearby 79,000 square foot building under a lease ending December 31, 2007. Together, these properties are adequate to provide the necessary administrative facilities for the Company's and Independence Air's operations.

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

        The Company and the Air Line Pilots Association ("ALPA") have not been able to agree over the interpretation of the collective bargaining agreement with respect to the cancellation in March 2003 of certain pilot vacancies. Under the Railway Labor Act, the parties have submitted the issue of the interpretation of the labor agreement to arbitration. If ALPA's position is upheld, the arbitrator will determine whether any amounts are owed by the Company.

        One party participating as a lender in the leveraged lease of a single CRJ aircraft declined to participate in negotiations to restructure the transaction, and chose to exercise its available remedies following the Company's failure to pay the aircraft's lease rents when due. On January 27, 2005, the Company was served with a lawsuit in the Superior Court of the State of New York seeking, among other things, termination of the lease, repossession of the aircraft and damages resulting from the early termination. Because of the obligation to mitigate damages with respect to the aircraft, the Company cannot assess the amount, if any, that will ultimately be recovered in damages. The Company has turned over possession of this aircraft to the lender.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock, par value $.02 per share (the "Common Stock"), is traded on the NASDAQ National Market ("NASDAQ/NM"). Trading of the Common Stock commenced on July 21, 1993. Prior to August 4, 2004 the Company's stock symbol was "ACAI" and on and after that date it has been "FLYI".

        The following table sets forth the reported high and low closing sale prices of the Common Stock on the NASDAQ/NM for the periods indicated:

	High	Low
2003
First quarter	$14.54	$5.50
Second quarter	$13.31	$6.38
Third quarter	$11.16	$7.02
Fourth quarter	$12.68	$8.54
2004
First quarter	$10.17	$6.77
Second quarter	$7.82	$5.33
Third quarter	$5.61	$3.56
Fourth quarter	$4.04	$1.23
2005
First quarter (through March 1)	$2.06	$1.40

        As of March 1, 2005, the closing sales price of the Common Stock on NASDAQ/NM was $1.45 per share and there were approximately 205 holders of record of Common Stock.

        The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the growth of its operations. The payment of cash dividends in the future will depend upon such factors as earnings levels, capital requirements, the Company's financial condition, the applicability of any restrictions imposed upon the Company subsidiaries by certain of its financing agreements, the prohibition of dividends imposed by the Company's line of credit, and other factors deemed relevant by the Board of Directors. In addition, FLYi, INC. is a holding company and its only significant asset is its investment in its subsidiary, Independence Air.

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

Item 6.    Selected Financial Data

        The following selected financial data under the captions "Consolidated Financial Data" and "Consolidated Balance Sheet Data" as of and for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 have been derived from the Company's consolidated financial statements. The following selected operating data under the caption "Selected Operating Data" have been derived from Company records. The data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
(Dollars in thousands, except per share amounts and operating data)

	Years ended December 31,
	2000	2001	2002	2003	2004
Consolidated Financial Data:
Operating revenues:
Passenger	$425,279	$477,011	$612,974	$713,724	$491,685
Other	4,280	1,446	11,421	16,752	8,404

Total operating revenues	429,559	478,457	624,395	730,476	500,089
Operating expenses:
Salaries and related costs	97,062	135,646	169,630	180,759	185,152
Aircraft fuel	60,777	68,506	93,038	114,117	139,858
Aircraft maintenance and materials	35,375	44,543	61,249	66,937	60,746
Aircraft rentals	55,814	65,248	88,305	105,529	100,318
Sales and marketing	57,275	16,009	20,293	24,751	46,540
Facility rents and landing fees	19,137	26,854	37,035	45,005	50,314
Depreciation and amortization	10,958	13,533	17,966	24,604	32,937
Other	36,857	48,918	72,549	81,149	83,944
Loss on sale of aircraft	—	—	—	—	17,062
Aircraft early retirement and impairment charges (1)	28,996	23,026	24,331	(27,654)	48,512

Total operating expenses	402,251	442,283	584,396	615,197	765,383

Operating income (loss)	27,308	36,174	39,999	115,279	(265,294)
Other (expense) income:
Interest expense	(6,030)	(4,832)	(4,332)	(6,502)	(14,715)
Interest income	5,033	7,500	4,628	2,549	5,264
Government compensation (2)	—	9,710	944	1,520	—
Other income (expense), net	(278)	263	552	(220)	(419)

Total other (expense) income, net	(1,275)	12,641	1,792	(2,653)	(9,870)

Income (loss)from continuing operations before income tax expense	26,033	48,815	41,791	112,626	(275,164)
Income tax provision (benefit)	7,657	19,336	16,307	43,678	(74,025)

Income (loss) from continuing operations	18,376	29,479	25,484	68,948	(201,139)
Discontinued operations, net (3)	(3,221)	4,843	13,802	13,850	8,966

Net income (loss)	$15,155	$34,322	$39,286	$82,798	$(192,173)

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA (continued)
(Dollars in thousands, except per share amounts and operating data)

	Years ended December 31,
	2000	2001	2002	2003	2004
Income (loss) per share:
Basic:
Income (loss) from continuing operations	$.46	$.68	$.56	$1.52	$(4.44)
Discontinued operations	(.08)	.11	.31	.31	.20

Net income (loss) per sharep (4)	$.38	$.79	$.87	$1.83	$(4.24)

Diluted:
Income (loss) from continuing operations	$.43	$.65	$.55	$1.52	$(4.44)
Discontinued operations	(.07)	.11	.30	.30	.20

Net income (loss) per share (4)	$.36	$.76	$.85	$1.82	$(4.24)

Weighted average number of shares used in computation (in thousands) (5)
Basic	40,150	43,434	45,047	45,285	45,337
Diluted	43,638	45,210	46,019	45,398	45,337
Selected Operating Data (from continuing operations):
Revenue departures (completed)	192,782	208,637	211,093	209,076	196,197
Revenue passengers carried	3,685,361	4,486,640	5,750,993	6,642,578	5,619,482
Revenue passenger miles (000s) (6)	1,234,918	1,699,403	2,374,760	2,871,266	2,274,048
Available seat miles (000s) (7)	2,128,735	2,918,466	3,597,463	3,947,836	3,745,902
Passenger load factor (8)	58.0%	58.2%	66.0%	72.7%	60.7%
Revenue per available seat mile	$0.200	$0.163	$0.170	$0.181	$0.131
Cost per available seat mile (9)	$0.189	$0.152	$0.162	$0.156	$0.204
Average yield per revenue passenger mile (10)	$0.344	$0.281	$0.258	$0.249	$0.216
Average passenger trip length (miles)	335	379	413	432	405
Revenue per departure (11)	$2,206	$2,286	$2,904	$3,414	$2,506
Aircraft utilization (block hours)	7.9	8.2	8.8	8.0	8.2
Average cost per gallon of fuel (cents)	110.5	100.0	102.5	112.7	142.6
Aircraft in service (end of period)	89	85	104	112	87
Destinations served (end of period)	53	58	69	66	40
Consolidated Balance Sheet Data:
Working capital	$72,018	$138,659	$197,631	$270,849	$187,780
Total assets	382,700	452,425	575,138	783,244	677,658
Long-term debt and capital leases, less current portion	67,089	60,643	54,291	134,327	231,270
Total stockholders' equity	168,173	221,300	275,368	359,414	167,134

(1)
In 2004, the Company recorded a $48.5 million aircraft early retirement charge for the remaining J-41 turboprop aircraft in connection with the termination of the United Express programs. In 2003, the Company recorded an operating credit totaling $27.7 million ($16.9 million net of income tax) for the early retirement of J-41 turboprop aircraft. The $27.7 million credit included a reversal of $34.6 million in pretax early aircraft retirement charges that had been recorded in prior periods, and $6.9 million of early retirement charges represents the present value of future lease and other costs associated with the retirement of 2 leased J-41 turboprop aircraft during the fourth quarter 2003. In 2002, the Company recorded an operating charge of $24.5 million ($14.8 million net of income tax benefits) for the non-discounted value of future lease and other costs associated with the early retirement of 18 J-41 turboprop aircraft. In the second quarter of 2002 the Company revised the retirement schedule for its leased J-41s. Included in the operating charge for 2002 was a credit of $4.8 million ($2.9 million net of income tax benefits) to reverse a portion of the operating charge booked in 2001. In addition, in 2002, the Company reversed the remaining portion of the original 2000 operating charge of $0.2 million. In 2001, the Company recorded an operating charge of $23.5 million ($14.0 million net of income tax benefits) for the non-discounted value of future lease and other costs associated with the early retirement of nine J-41 turboprop aircraft. In 2000, the Company recorded an operating charge of $29.0 million ($17.4 million net of income tax benefits) for the present value of future lease and other costs associated with the early retirement of 28 J-32 turboprop aircraft. Upon completion of the J-32 retirement plan in 2001, the Company reversed $0.5 million of the original 2000 operating charge in 2001.

(2)
In 2003, 2002 and 2001, the Company recognized $1.5 million, $0.9 million and $9.7 million respectively as non-operating income for funds received under the Air Transportation Safety and System Stabilization Act, signed into law by President Bush on September 22, 2001.

(3)
In November 2004, the Company ceased operating the 328Jet fleet as a Delta Connection carrier and placed the 328Jets into temporary storage pending the lease assignment of 30 328Jets to Delta Air Lines. The Company does not plan to operate the 328Jet or provide service on any of the routes which it flew as a Delta Connection carrier as part of Independence Air and expects the revenue and expenses that had been associated with the Delta Connection operation to be non-recurring in future operations. As a result, the Company is now accounting for the direct operating revenues and expenses of the Delta Connection code share agreement as discontinued operations. Since Independence Air continues to operate the CRJs that were utilized in the United Express operation and also is operating many of the same routes previously flown as United Express, the termination of the United Express code share agreement is not considered a discontinued operation.

(4)
The results from the Delta Connection operation have been excluded from the statement of operations and selected operating data and are shown net of related income tax as discontinued operations.

(5)
All per share calculations have been restated to reflect a 2-for-1 Common Stock split effected as dividends distributed on February 23, 2001.

(6)
"Revenue passenger miles" or "RPMs" represent the number of miles flown by revenue passengers.

(7)
"Available seat miles" or "ASMs" represent the number of seats available for passengers multiplied by the number of scheduled miles the seats are flown.

(8)
"Passenger load factor" represents the percentage of seats filled by revenue passengers and is calculated by dividing revenue passenger miles by available seat miles.

(9)
"Operating cost per available seat mile" or "CASM" represents total operating expenses divided by available seat miles.

(10)
"Average yield per revenue passenger mile" represents the average passenger revenue received for each mile a revenue passenger is carried.

(11)
"Revenue per departure" represents the revenue received for each departure and is calculated by dividing gross passenger revenue by revenue departures.

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

        During 2004, IA effected its transformation into an independent low-fare airline operating as Independence Air. Beginning in June 2004 and ending in August 2004, Independence Air transitioned the CRJ fleet which had been flying under the United Express code share agreement into the Independence Air operation, and early retired its remaining J-41 turboprop aircraft that had been used in United Express operations. In October and November 2004, Independence Air ceased operating the 328Jet fleet as a Delta Connection carrier and placed the 328Jets into temporary storage pending the lease assignment of 30 328Jets to Delta Air Lines. As a result of discontinuing use of the 328Jets, the Company is now accounting for the direct operating revenues and expenses of the Delta Connection code share agreement as a discontinued operation for all periods presented. (see footnote 14 to the consolidated financial statements) At the Company's 2004 annual stockholder meeting, stockholders approved the proposal to change the name of the Company to FLYi, Inc. from its prior name, Atlantic Coast Airlines Holdings, Inc. Prior to the opening of trading on August 4, 2004, the corporate name change and its stock ticker symbol on the NASDAQ National Market was changed from ACAI to FLYI, mirroring the Independence Air web address www.FLYi.com. With the completion of the Delta code share agreement, FLYi, Inc. officially changed the name of its primary operating subsidiary, Atlantic Coast Airlines, to Independence Air, Inc. on November 5, 2004.

        In 2004, the Company recorded a loss from continuing operations of $201.1 million compared to income of $68.9 million for 2003, and $25.5 million for 2002. For 2004, Independence Air's available seat miles ("ASMs") from continuing operations decreased 5.1% with the termination of the United Express program during the year. For 2004, the number of total passengers from continuing operations decreased 15.4%, and revenue passenger miles ("RPMs") decreased 20.8%, attributable primarily to lost aircraft availability during the time the CRJs left United Express service until the time they began Independence Air service. For 2003 results from continuing operations as compared to 2002 results from continuing operations, Independence Air's ASMs increased 9.7% with the addition of 13 CRJ aircraft, net of the reduction of five J-41 aircraft during the year. The number of total passengers increased 15.5%, and RPMs increased 20.9% in 2003.

        The Company's past financial performance and operating results under United Express and Delta Connection operations will have no effect and no bearing on the financial performance or operating results of Independence Air. The Company expects to incur operating losses for 2005 and at least the first quarter of 2006. The extent and duration of such losses depends upon factors such as the price of fuel and the ability of the Company to market the Independence Air product as it expands with the Airbus A319 aircraft and to increase load factor and fares in an extremely competitive industry environment.

        As discussed in this Form 10-K/A, the Company has incurred significant losses and negative cash flows from operations since it began operating as Independence Air and as a result is faced with significant liquidity challenges. In late February 2005, the Company entered into agreements to restructure its aircraft obligations that relieve it of certain obligations and will allow it to defer a significant amount of cash payments into future periods. However, even with the restructuring, the Company expects to continue to incur losses. The Company's ability to pay its debt and meet its other obligations as they become due is dependent upon its Independence Air operations meeting operating projections that include revenues at levels that have not been achieved to date and reductions in costs. Such matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Year ended December 31, 2004 Compared to Year ended December 31, 2003

        For 2004, the Company's net loss was $192.2 million or $4.24 per diluted share, compared to net income of $82.8 million or $1.82 per diluted share for 2003. Excluding the results of the discontinuation of the Delta Connection operation, the net loss for 2004 was $201.1 million as compared to net income of $68.9 million for 2003, while generating an operating loss of $265.3 million for 2004 compared to operating income of $115.3 million for 2003. These results reflect the Company's completion of its agreements with United and transformation into Independence Air. The following factors contributed to the net loss from continuing operations incurred during 2004:

  •
  charges for the early retirement of J-41s from the United Express program;

  •
  start-up costs associated with the launch of Independence Air operations;

  •
  interest expense related to the issuance of $125.0 million convertible notes;

  •
  an increase in fuel prices;

  •
  an increase in professional and legal fees related to the restructuring of aircraft financing; and

  •
  lower than anticipated revenues for Independence Air as a result of lower load factors and yields.

Operating Revenues

        The Company's operating revenues from continuing operations decreased 31.5% to $500.1 million in 2004 compared to $730.5 million in 2003. Passenger revenues decreased in 2004 due to the termination of the United Express operations on August 3, and the transition of the Company's revenue base from a fee-per-departure code share model to one dependent on Independence Air ticket sales. United code share revenue decreased $364.5 million to $350.4 million for the twelve months ended December 31, 2004, primarily reflecting the transition out of the United Express program that commenced on June 16, 2004 and was completed on August 3, 2004. Independence Air revenue was $141.3 million for the period from the commencement of its operation on June 16 through December 31, 2004, with an average load factor during that time of 49.8%.

Operating Expenses

        A summary of operating expenses from continuing operations as a percentage of operating revenue and operating cost per ASM for the years ended December 31, 2003 and 2004 is as follows:

	Year Ended December 31,
	2003			2004
	Percent of Operating Revenues		Cost Per ASM (cents)	Percent of Operating Revenues	Cost Per ASM (cents)
Salaries and related costs	24.7%		4.6	37.0%	5.0
Aircraft fuel	15.6%		2.9	28.0%	3.7
Aircraft maintenance and materials	9.2%		1.7	12.1%	1.6
Aircraft rentals	14.4%		2.7	20.1%	2.7
Sales and marketing	3.4%		0.6	9.3%	1.2
Facility rents and landing fees	6.2%		1.1	10.1%	1.3
Depreciation and amortization	3.4%		0.6	6.6%	0.9
Other	11.1%		2.1	16.7%	2.2
Loss on sale of aircraft	—		—	3.4%	0.5
Aircraft early retirement charge	(3.8%	)	(0.7)	9.7%	1.3

Total	84.2%		15.6	153.0%	20.4

        The Company's operating expenses from continuing operations increased 24.4% to $765.4 million or cost per available seat mile ("CASM") of 20.4 cents in 2004 compared to $615.2 million or CASM of 15.6 cents in 2003. Operating expenses for 2004 include early aircraft retirement charges on J-41 aircraft of $48.5 million and the loss on sale of aircraft of $17.1 million. In addition, the Company incurred an additional $21.8 million of sales and marketing costs related to the Independence Air brand launch, $25.7 million increase in fuel costs, and a $8.3 million increase in depreciation and amortization expense attributable to the $1.6 million impairment of goodwill and the full year depreciation cost of the CRJ aircraft purchased during 2003. These increases in expenses were offset by decreases in aircraft rental expense due to the retirement of the J-41 fleet and a decrease of $6.2 million in aircraft maintenance costs. Operating expenses for 2003 include a credit of $27.7 million for the reversal of the J-41 retirement charges recognized in prior years of $34.6 million offset by 2003 retirement charges of $6.9 million. Operating expenses for 2003 also include $9.6 million pre-tax in costs related to the defense by the Company against a hostile takeover bid and a credit of $1.2 million pre-tax for adjustment to the reserve recorded in 2001 related to the actual payment made by the Company related to its 401(k) plan being lower than the original estimate.

        The lost utilization of CRJs while they were being converted to Independence Air livery and refurbished following transition out of the United Express program and the removal of J-41s during the year ended 2004 resulted in a 5.1% decrease in ASMs for the twelve months ended December 31, 2004. Changes in relative costs per ASM that are not primarily attributable to the changes in capacity are as follows:

        Salaries and related costs per ASM increased 8.7% to 5.0 cents in 2004 as compared to 4.6 cents in 2003. This increase in salaries and related costs per ASM is due to an increase in the number of customer service and reservation agents necessary to support Independence Air operations, merit increases for salaried workers and wage scale increases for hourly workers.

        The cost per ASM for aircraft fuel increased 27.6% to 3.7 cents for 2004 compared to 2.9 cents for 2003. The increase is primarily the result of the 26.5% increase in the average cost per gallon of fuel to $1.43 for 2004 from $1.13 for 2003.

        Aircraft rental cost per ASM remained consistent at 2.7 cents for 2004 and 2003. In absolute dollars, aircraft rental expense decreased by $5.2 million from 2003 to 2004 due to the retirement of the J-41 fleet during the year.

        Aircraft maintenance and materials decreased by $6.2 million or 9.2% to $60.7 million in 2004 from $66.9 million in 2003. The decrease is primarily due to $10.5 million of credits to aircraft maintenance and materials as a result of a favorable settlement resulting from terminating the original CRJ engine power-by-the-hour maintenance agreement, offset in part by $3.1 million in painting costs related to the transition from United livery to Independence Air livery for the CRJs as well as by increases in maintenance expense as the CRJ and 328JET fleets continue to age and as manufacturer warranties for the CRJs expire. The cost per ASM for aircraft maintenance and materials decreased from 1.7 cents in 2003 to 1.6 cents in 2004. Excluding the $3.1 million costs to repaint the CRJ fleet and the $10.5 million credit for terminating the PBH agreement, maintenance cost per ASM would have been 1.8 cents for 2004.

        The cost per ASM of sales and marketing increased 100.0% to 1.2 cents in 2004 from 0.6 cents in 2003 due primarily to the initiation of a marketing program designed to advertise the launch of services for Independence Air. The costs include direct advertising via print, television, radio media and strategic partnerships. This increase in costs related to the marketing of the Independence Air brand is partially offset by decreases in computer reservation fees that were incurred under United Express operations, and which were expensed as incurred. These computer reservation fees significantly decreased due to the termination of the United Express operation on August 3, 2004.

        Cost per ASM of facility rents and landing fees increased 0.2 cents or 18.2% to 1.3 cents in 2004 from 1.1 cents for 2003. The increase is primarily the result of increases in landing fees and facility rents charged by airports in the current year and the addition of the heavier A319 aircraft partially offset by the early retirement of the lighter J-41 turboprop fleet.

        The cost per ASM of depreciation and amortization increased 50.0% to 0.9 cents for 2004 from 0.6 cents for 2003. In absolute dollars, depreciation and amortization increased 33.9% or $8.3 million, to $32.9 million for 2004 from $24.6 million for 2003. The increase is due to the full year effect of purchasing six CRJ aircraft in 2003. Additionally, the Company recorded an impairment charge of $1.6 million to write-off goodwill related to the original formation of the Company.

        The cost per ASM for other operating expenses increased to 2.2 cents for 2004 compared to 2.1 cents for 2003, or 4.8%. In absolute dollars, other operating expenses were $83.9 million in 2004 compared to $81.1 million for 2003. The increased other costs were primarily the result of legal and professional fees resulting from costs related to the termination of the United and Delta code share agreements and costs related to the restructuring of the Company's aircraft financing, increased accounting and professional fees to comply with the Sarbanes Oxley Act, and costs to complete certification of the Airbus A319 aircraft. Other operating costs for 2003 included $9.6 million in legal and professional fees incurred in the defense of the hostile takeover bid.

        The Company sold four CRJ aircraft for $48 million to increase the Company's liquidity during the fourth quarter of 2004. As a result, the Company recognized a loss on sale of the four aircraft of approximately $17.1 million.

        The cost per ASM of aircraft early retirement charges increased from (0.7) cents in 2003 to 1.3 cents in 2004 due to the retirement of 21 leased J-41 aircraft from the United Express program in 2004. This compared to a credit to the aircraft early retirement charge of $27.7 million in 2003 related to the reversal in 2003 of $34.6 million in aircraft early retirement charges previously recognized in 2001 and 2002 due to the delay in the retirement plan of the J-41 aircraft from the United Express program.

Other Income (Expense)

        Interest expense increased from $6.5 million in 2003 to $14.7 million in 2004 primarily as a result of issuance of $125.0 million of convertible debt during 2004. In addition, the Company recorded interest expense of $1.4 million in 2004 related to the accretion of interest related to the early retirement charges of J-41s retired during 2003 and 2004.

        Interest income increased 106.5% to $5.3 million in 2004 from $2.5 million in 2003. This increase is primarily the result of the capitalization of interest of $1.6 million related to the progress payments to Airbus for the purchase of 16 single-aisle aircraft.

        The Company recorded a tax benefit of $74.0 million for 2004 compared to a provision for income taxes of $43.7 million in 2003. The Company's effective tax rate was 26.9% in 2004 and 38.8% in 2003. These rates reflect various state income tax credits and continuing changes in apportionment of taxable income to states in which the Company and Independence Air does business. The effective tax rates also reflect non-deductible permanent differences between taxable and book income. The tax benefit for 2004 was less than expected due to recording of the valuation allowance against the remaining net deferred tax assets as the Company determined that it is more likely than not that the Company would not be able to utilize the available net deferred tax assets at this time.

Year ended December 31, 2003 Compared to Year ended December 31, 2002

        For 2003, the Company's net income was $82.8 million or $1.82 per diluted share, compared to $39.3 million or $.85 per diluted share for 2002. Excluding discontinued operations, the Company's net income for 2003 was $68.9 million compared to $25.5 million for 2002. The Company generated operating income from continuing operations of $115.3 million for 2003 compared to $40.0 million for 2002. These results reflect Independence Air's increased capacity as it expanded the number of aircraft operated under its agreements with United and Delta as well as the additional items and factors discussed below.

        In 2003, Independence Air had long-term lease commitments for 25 J-41 aircraft and owned five J-41 aircraft. During 2002, the Company recorded aircraft early retirement operating charges totaling $24.3 million ($14.6 million net of income tax) for the non-discounted value of future lease payments and other costs associated with the planned retirement of its J-41 aircraft. During the second quarter of 2003, the Company reversed a portion of the J-41 retirement charges taken in previous years by recording a $34.6 million credit ($20.4 million after tax) to income due to delays in Independence Air's retirement schedule for its J-41 turboprop fleet as a result of uncertainty over the Company's contractual relationship with United. Independence Air retired 2 leased J-41 aircraft in April 2003. The charge for these aircraft was recorded in prior years. In the fourth quarter of 2003, Independence Air retired 2 leased and 1 owned J-41 aircraft. The Company reported an early aircraft retirement charge of $6.9 million for the leased aircraft and an impairment charge of $0.7 million for the owned aircraft. Independence Air anticipated that it would retire all of its J-41 aircraft during 2004 and would record charges upon retirement of each leased J-41 aircraft. The total pre-tax charge for the remaining aircraft would be based on the present value of the future lease obligations and, assuming no remarketing income, was estimated to be approximately $50 million.

        The Company's net income for 2003 and 2002 includes $1.5 million (pre-tax) and $0.9 million (pre-tax), respectively in government compensation received pursuant to the Air Transportation Safety and System Stabilization Act ("Stabilization Act").

Operating Revenues

        The Company's operating revenues from continuing operations increased 17.0% to $730.5 million in 2003 compared to $624.4 million in 2002. The increase was due in part to a 17.6% increase in revenue per departure to $3,414 for 2003 compared to $2,904 for 2002, partially offset by a 1% decrease in revenue departures. The increase in passenger revenue per departure resulted from increased fuel costs for which Independence Air received reimbursement under its agreement with United, increases in the 2003 rates with United, and increased incentive earnings under its agreement due to improvements in operational performance.

Operating Expenses

        A summary of operating expenses from continuing operations as a percentage of operating revenues from continuing operations and operating cost per ASM for the years ended December 31, 2002 and 2003 is as follows:

	Year Ended December 31,
	2002		2003
	Percent of Operating Revenues	Cost Per ASM (cents)	Percent of Operating Revenues		Cost Per ASM (cents)
Salaries and related costs	27.2%	4.7	24.7%		4.6
Aircraft fuel	14.9%	2.5	15.6%		2.9
Aircraft maintenance and materials	9.8%	1.7	9.2%		1.7
Aircraft rentals	14.1%	2.5	14.4%		2.7
Sales and marketing	3.3%	0.6	3.4%		0.6
Facility rents and landing fees	5.9%	1.0	6.2%		1.1
Depreciation and amortization	2.9%	0.5	3.4%		0.6
Other	11.6%	2.0	11.1%		2.1
Aircraft early retirement charge	3.9%	0.7	(3.8%	)	(0.7)

Total	93.6%	16.2	84.2%		15.6

        The Company's operating expenses from continuing operations increased 5.3% to $615.2 million or cost per available seat mile ("CASM") of 15.6 cents in 2003 compared to $584.4 million or CASM of 16.2 cents in 2002. The Company's operating expenses increased primarily as a result of increased capacity, as available seat miles (ASMs) increased 9.7% to 3.9 billion in 2003 as compared to 3.6 billion in 2002. Operating expenses for 2003 include a credit of $27.7 million for the reversal of the J-41 retirement charges recognized in prior years of $34.6 million offset by current year retirement charges of $6.9 million and impairment charges of $0.7 million. Operating expenses for 2002 included a charge of $24.3 million for aircraft early retirement charges. Operating expenses for 2003 also included $9.6 million pre-tax in costs related to the defense by the Company against a hostile takeover bid and a credit of $1.2 million pre-tax for adjustment to the reserve recorded in 2001 related to the estimated payment to be made by the Company related to its 401K plan. The net effect of these charges and credits was to increase CASM for 2003 by 0.5 cents and to decrease CASM for 2002 by 0.7 cents. CASM changes that are not primarily attributable to the changes in capacity and the items described above are as follows:

        Salaries and related costs per ASM decreased 2.1% to 4.6 cents in 2003 as compared to 4.7 cents in 2002. The decrease is the result of the elimination of employee incentive programs and other reductions in payroll costs. In addition, the Company recognized a $1.2 million reduction in costs related to an adjustment of the reserve for correction of operational defects found in the Company's 401K plan during 2001 based on finalization of its voluntary compliance program application.

        The cost per ASM for aircraft fuel increased 16.0% to 2.9 cents for 2003 compared to 2.5 cents for 2002. The increase is primarily the result of the 16.5% increase in the average cost per gallon of fuel to $1.13 for 2003 from $0.97 for 2002.

        The cost per ASM for maintenance remained constant at 1.7 cents. In absolute dollars, maintenance expense increased 9.3% to $66.9 million in 2003.

        The cost per ASM of depreciation and amortization increased 20.0% to 0.6 cents for 2003 from 0.5 cents for 2002. In absolute dollars, depreciation and amortization increased 37.0% to $24.6 million for 2003 from $18.0 million for 2002. The increase is primarily a result of the purchase of eight regional jets during the year, an impairment charge related to the retirement of one owned J-41 aircraft of $0.7 million during the fourth quarter, accelerated depreciation associated with the anticipated early retirement of J-41 aircraft owned by Independence Air, depreciation expense related to increased levels of rotable equipment required for regional jets, and a full year of depreciation related to the replacement of Independence Air's computer software systems in the fourth quarter of 2002.

        The cost per ASM for other operating expenses increased 5.0% to 2.1 cents for 2003. In absolute dollars, other operating expenses in 2003, excluding the $9.6 million costs incurred in the defense of the hostile takeover bid, were $71.5 million or 1.8 cents per ASM. In absolute dollars, other operating expenses in 2002, excluding the $2.6 million bad debt expense for United and the $1.8 million in credits from accrual reversals, were $71.7 million or 2.0 cents per ASM. The decrease in cost per ASM resulted from a reduction in crew traveling and training costs as fewer planes were delivered in the current year and a reduction in insurance premiums due to participation in the FAA insurance program, offset in part by increases in costs related to the inclement weather experienced by the Eastern and Midwestern United States during the first quarter of 2003, increases in property taxes, costs incurred in preparation of the transition to a low-fare carrier business plan, and the $1.0 million payment to Delta to remove contractual restrictions on the use of the Company's ACJet subsidiary and its operating certificate.

Other Income (Expense)

        Interest expense increased from $4.3 million in 2002 to $6.5 million in 2003. The increase is the result of additional debt incurred related to the delivery of six owned aircraft.

        Interest income decreased 44.9% to $2.5 million in 2003 from $4.6 million in 2002. This decrease is primarily the result of market rates earned on investments made in accordance with the Company's investment policies, the decision to invest in lower interest rate tax free securities, and the decision to stop recording capitalized interest on aircraft deposits held by the aircraft manufacturers due to uncertainty over actual delivery, partially offset by higher cash balances during 2003 as compared to 2002.

        On September 22, 2001, President Bush signed into law the Stabilization Act. The Stabilization Act provides cash grants to commercial air carriers as compensation for (1) direct losses incurred beginning with the terrorist attacks on September 11, 2001 as a result of any FAA mandated ground stop order issued by the Secretary of Transportation (and for any subsequent order which continues or renews such a stoppage), and (2) incremental losses incurred during the period beginning September 11, 2001 and ending December 31, 2001 as a direct result of such attacks. Independence Air was entitled to receive cash grants under these provisions. Independence Air received and recorded $1.5 million and $0.9 million in government compensation in 2003 and 2002, respectively, under the provisions of the Stabilization Act. The Company has recognized the cash grants under these provisions as non-operating income under "government compensation" in 2003 and 2002. All amounts received as government compensation are subject to audit and adjustment by the federal government for a period of up to five years.

        The Company recorded a provision for income taxes of $43.7 million for 2003 compared to a provision for income taxes of $16.3 million in 2002. The Company's effective tax rate was 38.8% in 2003 and 39.0% in 2002. These rates reflect various state income tax credits and continuing changes in apportionment of taxable income to states in which the Company and Independence Air do business. The effective tax rates also reflect non-deductible permanent differences between taxable and book income.

Liquidity and Capital Resources

        As of December 31, 2004, the Company had cash, cash equivalents, and short-term investments of $169.2 million and working capital of $187.8 million compared to $297.9 million and $270.8 million, respectively, as of December 31, 2003. During the year ended December 31, 2004, cash and cash equivalents decreased $90.7 million, reflecting net cash used by operating activities of $192.2 million, net cash used in investing activities of $12.0 million mainly for property and equipment, and net cash provided by financing activities of $113.5 million. Net cash provided by financing activities was mainly related to proceeds from issuance of convertible debt issued during 2004.

  Capital Commitments and Off Balance Sheet Arrangements

        Independence Air's business is very capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft. Independence Air funded the acquisition of its CRJ aircraft primarily by entering into off-balance sheet financing arrangements known as leveraged leases, in which third parties provide equity and debt financing to purchase the aircraft and simultaneously enter into long-term agreements to lease the aircraft to Independence Air. Independence Air has entered into agreements for the purchase of 16 Airbus A319 aircraft and the lease of 12 Airbus A319 aircraft. The 12 leased aircraft, of which eight have been delivered, will be traditional aircraft operating leases with terms ranging from five to twelve years. Independence Air also has entered into long-term lease commitments to ensure access to terminal, cargo, maintenance and other similar facilities. As can be seen in the table below setting forth information as of December 31, 2004, these operating lease commitments, including amounts to be due for the Airbus aircraft, are significant.

	2005	2006	2007	2008	2009	Thereafter	Total
	(in millions)
Long term debt	$8.6	$17.7	$8.4	$10.5	$8.1	$185.5	$238.8
Capital lease obligations	.6	.6	.5	.1	—	—	1.8
Guaranteed simulator usage commitments	1.2	1.2	1.2	1.2	1.2	1.3	7.3
Operating lease commitments (1)	188.2	190.4	183.6	172.6	163.2	1,115.7	2,013.7
Aircraft purchase commitments (1&2)	—	210.0	350.0	—	—	—	560.0
Other purchase commitments	2.2	1.3	.9	1.2	.9	—	6.5

Total contractual capital commitments	$200.8	$421.2	$544.6	$185.6	$173.4	$1,302.5	$2,828.1

(1)
Includes estimated amounts to be due for the remaining 20 Airbus narrowbody aircraft which are to be delivered in 2005, 2006 and 2007.

(2)
Excludes commitments for 34 CRJ aircraft which are subject to certain conditions which, unless waived by Independence Air by April 2005, can not be met as a result of United's rejection of the United Express agreements in bankruptcy court.

        As previously discussed, on February 18, 2005, the Company was successful in restructuring its aircraft lease, loan and purchase commitments. The following table shows proforma information on the Company's restructured capital commitments including operating leases.

	2005	2006	2007	2008	2009	Thereafter	Total
	(in millions)
Long term debt	$2.3	$16.4	$9.7	$11.9	$10.1	$188.4	$238.8
Capital lease obligations	.6	.6	.5	.1	—	—	1.8
Guaranteed simulator usage commitments	1.0	1.2	1.2	1.2	1.2	1.3	7.1
Operating lease commitments (1)	96.3	115.5	127.4	125.3	122.5	706.4	1,293.4
Aircraft purchase commitments (1&2)	—	210.0	350.0	—	—	—	560.0
Other purchase commitments	2.2	1.3	.9	1.2	.9	—	6.5

Total contractual capital commitments	$102.4	$345.0	$489.7	$139.7	$134.7	$896.1	$2,107.6

(1)
Includes estimated amounts to be due for the remaining 20 Airbus narrowbody aircraft which are to be delivered in 2005, 2006 and 2007. Excludes; the 24 CRJs to be returned to lessors in 2005, the 30 328Jets to be assigned to Delta in 2005, and the 21 J-41 to be returned to lessors in 2005

(2)
Excludes commitments for 34 CRJ aircraft which are subject to certain conditions which, unless waived by Independence Air by April 2005, can not be met as a result of United's rejection of the United Express agreements in bankruptcy court.

Also see Note 5 "Debt", Note 6 "Obligations Under Capital Leases", Note 7 "Operating Leases", Note 11 "Commitments and Contingencies", and Note 16 "Subsequent Events" in the Notes to Consolidated Financial Statements for additional discussion of these items and off balance sheet arrangements.

        Independence Air also has a variety of other long-term contractual commitments that are of a nature that, under accounting principles generally accepted in the United States, are not required to be reflected on the Company's balance sheet, and that are not generally viewed as "off-balance sheet financing arrangements," such as commitments for major overhaul maintenance on aircraft and for pilot training. See "Liquidity and Capital Resources—Other Commitments" below and "Business—Pilot Training" above, and Note 1 "Summary of Accounting Policies—(k) Maintenance" and Note 10 "Commitments and Contingencies—Training" in the Notes to Consolidated Financial Statements for additional discussion of these items.

  Aircraft

        Since start-up, the Independence Air operation has incurred higher than anticipated losses as a result of high jet fuel prices, lower than anticipated passenger levels and fierce competitive responses from both legacy and other low fare airlines. The additional losses have caused Independence Air to expend more cash than expected. As discussed in greater detail below, in early 2005 Independence Air was able to restructure its aircraft lease and loan obligations on 52 CRJ aircraft to revise the rental and loan payment structure from semi-annual payments due mainly in January and July to monthly payments and to defer approximately $70 million of the rent or loan payments that would have been due between January 2005 and February 2007 over the remainder of the lease or loan term. In addition, Independence Air has agreed to early terminate 24 CRJ leases by July 2005. Independence Air has also negotiated early lease terminations on 21 of the J-41 turboprop aircraft that were early-retired and are no longer in operation.

        Independence Air has significant lease obligations for aircraft that are classified as operating leases and, therefore, are not reflected as liabilities on the Company's balance sheet. The remaining terms of such leases range from one to fifteen years. The total rent expense in 2004 under all non-cancelable aircraft operating leases was approximately $100.3 million. As of December 31, 2004, the minimum annual rental payments for 2005 under all non-cancelable aircraft operating leases with remaining terms of more than one year were approximately $158.0 million. In order to minimize the total aircraft rental expense over the entire life of the related aircraft leveraged lease transactions, Independence Air originally had uneven semiannual lease payment dates of January 1 and July 1 for its CRJ aircraft. As part of the restructuring of its aircraft financing completed on February 18, 2005, a portion of the lease payments due between January 2005 and February 2007 have been deferred over the remaining term of the leases and payment terms have now been changed to monthly for all of the remaining CRJs with the exception of the six CRJs financed through the EETC transaction. In addition, Independence Air has agreed to early terminate 24 CRJ and 21 J-41 leases during 2005 and has assigned the leases on 30 328Jets to Delta. As a result of these changes, the revised minimum annual rental payment for 2005 for remaining non-cancelable aircraft operating leases with remaining terms of more than one year is now approximately $75.4 million.

        As of March 10, 2005, Independence Air had firm orders for 34 Bombardier CRJ200s ("CRJs") in addition to the 87 previously delivered, and options for 80 additional CRJs. These firm order commitments are subject to certain conditions which, unless waived by Independence Air, can not be satisfied now that United has rejected the United Express agreements in its bankruptcy proceedings. In the event these conditions are not waived by Independence Air by April 2005, remaining deposits and progress payments totaling $3.4 million will be returned to Independence Air.

        Independence Air has taken delivery of eight leased Airbus 319 aircraft and expects to take delivery of four additional leased A319s during April and May 2005. Independence Air also has executed a purchase agreement with Airbus' wholly-owned affiliate AVSA S.A.R.L. ("AVSA") to purchase 16 Airbus A319 aircraft with six scheduled for delivery in 2006 and ten scheduled for delivery in 2007. The 16 aircraft being purchased directly from AVSA will require progress payment deposits to be made to AVSA at set intervals prior to delivery that will peak at $78.8 million in late 2006, for which Independence Air has arranged financing for $23.8 million. Independence Air has made deposits totaling $55.8 million to date. 15 of the 16 aircraft also have backstop financing being provided by the manufacturer if Independence Air is unable to secure commercial financing or sale-leaseback financing under certain conditions. As part of the Airbus order, Independence Air is also committed to purchase three spare V2500-A5 engines for the A319 from International Aero Engines beginning in 2006.

        Independence Air has committed to return at least 24 CRJs and 21 J41s to their lessors during 2005, and has assigned the leases on 30 328s to Delta. The return of these aircraft includes various delivery obligations involving the physical condition of the aircraft and the timing of the return. Independence Air anticipates that the return of aircraft will be a significant undertaking for at least the first two quarters of 2005, and there is the risk that the Company will incur significant unanticipated expenses as a result of this project.

  Cash Deferrals Related to Restructuring

        As part of its restructuring efforts, Independence Air was able to negotiate for significant deferrals of its cash obligations to later periods. Primarily, as stated above, approximately $70 million in CRJ rent or loan payments that would have been due between January 2005 and February 2007 have been deferred to later periods. Independence Air also deferred various other obligations to later periods. As a result of these deferrals, the cash obligations for 2005 will be substantially less than for future periods, when payments will not be deferred and when repayment of the deferred obligations will be required. However, for accounting purposes, the Company will continue to expense leased assets including aircraft based on the average cost over the remaining life of the lease. As a result, the lease expense for 2005 will be substantially greater than the cash cost.

  Other Financing

        In February 2004, the Company sold $125 million of Convertible Senior Notes ("Notes"). The Notes have an interest rate of 6% and are convertible into Atlantic Coast Airlines Holdings, Inc. common stock at a conversion rate of 90.2690 shares per $1,000 principal amount of the Notes (a conversion price of approximately $11.08) once the Company's common stock share price reaches 120% of the conversion price or $13.30. The Notes mature in 2034 and interest is payable semi-annually beginning August 15, 2004. The Company may redeem the Notes either in whole or in part beginning 2007 at the redemption price, plus accrued and unpaid interest and liquidated damages, if any. The holders may require the Company to repurchase the Notes on February 15 of 2009, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any.

        On July 31, 2003, Independence Air entered into a new agreement with Wachovia which replaced a previous line of credit. This new agreement, which has no expiration date, provides for the issuance of letters of credit, and is collateralized by certificates of deposit. Under this agreement, Independence Air has $17.9 million on deposit with Wachovia as collateral for letters of credit issued on behalf of Independence Air as of December 31, 2004. The amounts on deposit with Wachovia are shown as restricted cash on the Company's balance sheet under non-current assets as of December 31, 2003 and 2004 respectively.

        In September 1997, approximately $112 million of pass through certificates were issued in a private placement by separate pass through trusts, which purchased with the proceeds, equipment notes (the "Equipment Notes") issued in connection with (i) leveraged lease transactions relating to four J-41s and six CRJs, all of which were leased to Independence Air (the "Leased Aircraft"), and (ii) the financing of four J-41s owned by Independence Air (the "Owned Aircraft"). The Equipment Notes issued with respect to the Owned Aircraft are direct obligations of Independence Air, guaranteed by FLYi and are included as debt obligations in the accompanying consolidated financial statements and in the table above. The Equipment Notes issued with respect to the Leased Aircraft are not obligations of Independence Air or guaranteed by FLYi.

  Capital Equipment and Debt Service

        In 2005, Independence Air anticipates capital spending of approximately $20.0 million consisting of approximately $10.5 million for rotable spare parts and flight equipment, $4.5 million for ground and maintenance equipment, $2.5 million for computer equipment, $1.8 million for facilities, and $0.7 million for other capital assets, and expects to fund these capital expenditures out of working capital. These amounts exclude A319 aircraft which will be accounted for as operating leases.

        Principal payments on long term debt for 2005, after adjusting for the restructuring completed on February 18, 2005, are estimated to be approximately $8.6 million reflecting borrowings related to the purchase of five J-41s acquired in 1997 and 1998, four CRJs acquired in 1998 and 1999, and four CRJs acquired in 2003.

  Other Commitments

        Independence Air's jet fleet is comprised of new aircraft with an average age of four years. Since maintenance expense on new aircraft is lower in the early years of operation due to manufacturers' warranties and the generally lower failure rates of major components, the maintenance expense for jet aircraft is expected to increase in future periods.

        In 2004, Independence Air and GE Engine Services, Inc. ("GE") reached agreement on the termination of the power by the hour agreement covering the scheduled and unscheduled repair of ACA's CRJ jet engines, operated on the first 66 CRJs delivered. Independence Air then reached agreement with Chromalloy Gas Turbine Corporation ("Chromalloy") on a new CF34 Engine Fleet Program Overhaul and Maintenance Agreement covering all of its CRJ engines. The terms of the new agreement operates similarly to the previous GE agreement, where Independence Air pays a set dollar amount per engine hour flown on a monthly basis to Chromalloy and Chromalloy assumes the responsibility to repair the engines when required at no additional expense to Independence Air, subject to certain exclusions. Independence Air's future maintenance expense on CRJ engines covered under the agreement will escalate based on contractual rate increases, intended to match the timing of actual maintenance events that are due pursuant to the terms. The Company expenses aircraft maintenance based upon the amount paid to GE or Chromalloy under the agreements, as engine hours are flown.

        Effective September 2001, Independence Air entered a maintenance agreement with Air Canada covering maintenance, repair and overhaul services for airframe components on its CRJ aircraft. Under the terms of this agreement, Independence Air pays a varying amount per flight hour each month, based on the age of the aircraft. Independence Air expenses the amount paid to Air Canada based on the rates stipulated in the agreement and the hours flown each month. Independence Air also has entered into a short-term agreement with another party covering the scheduled airframe C-check overhaul of its CRJ aircraft. Independence Air is in negotiations for additional maintenance agreements covering its CRJ and Airbus aircraft.

        Independence Air has entered into agreements with Pan Am International Flight Academy ("PAIFA"), which allow it to train CRJ pilots at PAIFA's facility near Washington-Dulles. This facility currently houses three CRJ simulators. Independence Air has agreements to purchase an annual minimum number of CRJ simulator training hours at agreed rates through 2010. In early 2005, Independence Air amended its agreements with PAIFA to reduce its simulator costs for 2005. Payment obligations for CRJ simulator usage over the remaining years of the agreements now total approximately $7.1 million.

        The Company has committed to provide its senior executive officers a deferred compensation plan which utilizes split dollar life insurance policies, and for a certain officer, a make-whole provision for taxes, post retirement salary based on ending salary, and post retirement benefits based on benefits similar to those currently provided to the executive while actively employed. The Company has estimated the cost of the deferred compensation and tax gross up feature, future salary and future benefits and is accruing this cost over the remaining required service time of the executive officers. The Company expensed $1.8 million, $2.5 million and $2.6 million for these benefits for the year ending December 31, 2002, 2003 and 2004, respectively. The Company expects to recognize these costs annually over the remaining service life of the senior executives.

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

        As discussed in this Form 10-K/A, the Company has incurred significant losses and negative cash flows from operations since it began operating as Independence Air and as a result is faced with significant liquidity challenges. In late February 2005, the Company entered into agreements to restructure its aircraft obligations that relieve it of certain obligations and will allow it to defer a significant amount of cash payments into future periods. However, even with the restructuring, the Company expects to continue to incur losses. The Company's ability to pay its debt and meet its other obligations as they become due is dependent upon its Independence Air operations meeting operating projections that include revenues at levels that have not been achieved to date and reductions in costs. Such matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Even if the Company is able to achieve its 2005 operating and cost reduction objectives, Independence Air's industry environment is highly uncertain and volatile at this time. Future events could affect the industry or the Company in ways that are not presently anticipated that could further adversely affect the Company's liquidity. Cash balances and cash flow from operations together with operating lease financing and other available equipment financing may not be sufficient to enable the Company to meet its working capital needs, expected operating lease financing commitments, other capital expenditures, and debt service requirements as they come due for the remainder of 2005 and into 2006. The Company continues to evaluate opportunities to finance the acquisition of aircraft, engage in other financing transactions, sell additional equity or debt securities, enter into credit facilities with lenders, or sell underutilized assets, as well as opportunities to enter into arrangements with other carriers that would supplement or substitute for its Independence Air operations with respect to some or all of its operations or aircraft, all for either strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities would likely be dilutive to our stockholders. If the assumptions underlying the Independence Air business model prove to be incorrect in any material adverse respect and the Company is unable to sell assets or access the capital markets, resulting in available cash, cash equivalents, and short term investments declining to an unacceptable level, the Company would need to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

  Inflation

        Inflation has not had a material effect on the Company's operations in the past because the agreements with United and Delta provided for fee-for-service rates to be adjusted annually and for it to be reimbursed for the cost of fuel. Inflation, and in particular changes in the costs of fuel, could affect the Company's operations. (See discussion on Quantitative and Qualitative Disclosures about Market Risk, item 7A.)

Critical Accounting Policies and Estimates

        The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a company's most critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified its critical accounting policies as including those addressed below. The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions. See Note 1 "Summary of Accounting Policies" in the Notes to Consolidated Financial Statements for additional discussion of these items. Management believes that its estimates and assumptions are reasonable, based upon information presently available; however, actual results may differ from these estimates under different assumptions or conditions.

        Revenue Recognition: Passenger revenues are recorded as operating revenues at the time transportation is provided. Under the Independence Air operations, the Company recognizes passenger revenue when the transportation has been provided. Under the Company's fee-per-departure and fee-per-block hour agreements, transportation was considered provided when the flight had been completed. For Independence Air flying, passenger revenue is the amount paid by the passenger for the segment flown. All fares sold by Independence Air are non-refundable but travel itineraries may be changed subject to a change fee charge. Revenue from change fee charges are recorded as other revenue as incurred. Under the fee-per-departure and fee-per-block hour contracts with United and Delta, respectively, revenue was the product of the agreed upon rate and the number of departures or the number of block hours flown. Rates were generally agreed to on an annual basis and were subject to adjustments upon certain specified events, such as changes in cities served or in aircraft utilization levels. Until rates were agreed to each year with United and Delta or were adjusted in response to specified events, the Company was required to estimate these rates and record revenue based upon such estimates until final rates were agreed to by either United or Delta. In addition, certain incentive payments were recorded based upon the Company's assessment of its satisfaction of specific and measurable operational performance criteria and were subject to review by United or Delta.

        Major maintenance costs: Independence Air has executed long-term agreements with the manufacturers and other service providers covering the repair and overhaul of its engines, airframe and avionics components, and landing gear. These agreements generally include escalating rates per flight hour over the term of the agreement. The escalating rates are intended to reflect the approximate actual maintenance cost increases as the aircraft age. The Company expenses costs based upon the current rate per hour and the number of aircraft and engines hours for the period. As a result, maintenance costs for the existing aircraft fleet are expected to increase in future years. The operating leases covering the A319 aircraft require Independence Air to pay maintenance reserves to the lessor monthly based on aircraft usage. The rates are fixed per the lease and are intended to reflect the approximate actual cost of the maintenance being incurred as the aircraft is flown. The amounts paid to the lessor as maintenance reserves are available to Independence Air when the repair/overhaul is completed, however if the lease ends prior to any actual repairs/overhauls being completed, the reserves belong to the lessor. The Company expenses maintenance reserve payments on a monthly basis as part of maintenance expense.

        Aircraft leases: The majority of Independence Air's aircraft are leased from third parties. In order to determine the proper classification of a lease as either an operating lease or a capital lease, the Company must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of Independence Air's current aircraft leases have been classified as operating leases, which results in rental payments being charged to expense on a straight-line basis over the terms of the related leases. Additionally, operating leases are not reflected in the balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments are reflected in the Company's consolidated balance sheet.

        Aircraft Early Retirement Costs: In determining the cost of the early retirement of leased aircraft (and thus in determining the amount of the aircraft early retirement charge), the Company must estimate, among other things, market lease rates, future sub-lease income, the cost of maintenance return provisions, future interest and inflation rates, and the duration and cost of aircraft storage. As the associated leases may extend over several years, these costs estimates are subject to change. Prior to the Company's adoption of FASB Statement 146, the Company recorded estimated early retirement charges for aircraft expected to be retired in the coming twelve months under an approved retirement plan. With the adoption of FASB 146, effective January 1, 2003, the Company now records early retirement costs at the present value of costs and future sub-lease income noted above for its J-41 and 328Jet aircraft as they are removed from service.

        Fair Value of Assets Held for Sale: With the termination of the United and Delta fee per departure/block hour agreements, the Company determined that certain assets utilized in these operations were now surplus in the Independence Air operation and has reclassified the assets as held for sale at their estimated current market value as it intends to dispose of these assets within one year.

The estimated current market value was determined using independent appraisers and other available information weighted by the Company's best estimation of the probable outcome of the available sales opportunities.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The Company's principal exposure to market risk arises from changes in interest rates, inflation and fuel costs. The Company's exposure to market risk associated with changes in interest rates and inflation relates to the commitment to acquire Airbus A319 aircraft. The 16 A319 aircraft being purchased from the manufacturer as well as the 4 remaining undelivered A319 aircraft to be leased from an operating lessor are subject to price escalation clauses that determine the final sale price or lease rate at time of delivery. The escalation is tied to certain producer price indices and each point change in the indices adds approximately $450,000 to the final sales price from the manufacturer, and approximately $4,000 per month to the monthly rent due on an operating lease. In addition, the four leased A319 aircraft received through December 31, 2004 have monthly lease rates that reset quarterly based on Libor. A 25 basis point increase in Libor results in an approximate $6,000 increase per aircraft in monthly lease rates. From time to time the Company has entered into put and call contracts designed to limit the Company's exposure to interest rate changes until permanent financing is secured upon delivery of jet aircraft. The Company had no interest rate hedge transactions in 2003 or 2004. As a result of the recently completed aircraft lease and loan restructuring (see Footnote 16) certain of the CRJ lease and loan restructuring agreements, as well as the Company's spare parts loan from GECAS are subject to interest rates that are tied to Libor.

        With the startup of Independence Air service during 2004, the Company's results of operations are subject to availability and changes in the price of jet fuel. Market risk is estimated as a hypothetical 10% increase in the December 31, 2004 cost of $1.43 per gallon of fuel. Based on the projections of fuel usage for 2005, such an increase would result in an increase to aircraft fuel expense of approximately $14.3 million for 2005.

        The Company issued 6% Convertible Senior Notes due February 15, 2034, at the principal value of $125.0 million and recorded deferred financing costs for commission fees and other expenses incurred in relation to the issuance of the Notes that will be amortized over five years. At December 31, 2004, the estimated fair value of the Notes based on quoted market prices was approximately $54.6 million.

Item 8.    Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FLYi, Inc.:

We have audited the accompanying consolidated balance sheets of FLYi, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLYi, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered significant losses and negative cash flows from operations since it began operating as Independence Air and as a result is faced with significant liquidity challenges. In late February 2005, the Company entered into agreements to restructure its aircraft obligations that will allow it to defer a significant amount of cash payments into future periods. However, even with the restructuring, the Company's ability to pay its debt and other obligations as they become due is dependent upon lowering costs and achieving revenue targets which are higher than what has been achieved to date. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP McLean, VA
March 25, 2005

FLYi, INC.
Consolidated Balance Sheets

	December 31,
	2003	2004
	(In thousands, except for share data and par values)
Assets
Current:
Cash and cash equivalents	$95,879	$5,219
Short term investments	202,055	163,984
Restricted cash	—	21,762
Accounts receivable, net	9,071	54,395
Expendable parts and fuel inventory, net	18,440	15,608
Prepaid expenses and other current assets	58,341	72,570
Deferred tax asset	14,592	—

Total current assets	398,378	333,538
Restricted cash	14,829	17,880
Property and equipment at cost, net of accumulated depreciation and amortization	314,800	236,338
Assets held for sale	—	11,200
Intangible assets	1,730	171
Debt issuance costs, net of accumulated amortization	2,804	5,145
Aircraft deposits	46,990	69,034
Other assets	3,713	4,352

Total assets	$783,244	$677,658

Liabilities and Stockholders' Equity
Current:
Current portion of long-term debt	$8,927	$8,600
Current portion of capital lease obligations	159	553
Accounts payable	24,842	23,273
Air traffic liability	2,582	23,132
Accrued liabilities	88,353	75,440
Accrued aircraft early retirement charge	2,666	14,760

Total current liabilities	127,529	145,758
Long-term debt, less current portion,cfn	133,971	230,230
Capital lease obligations, less current portion	356	1,040
Deferred tax liability	42,267	—
Deferred credits, net	102,115	81,518
Accrued aircraft early retirement charge, less current portion	15,313	48,942
Other long-term liabilities	2,279	3,036

Total liabilities	423,830	510,524

Stockholders' equity:
Common stock: $.02 par value per share; shares authorized 130,000,000; shares issued 50,404,287 in 2003 and 50,410,787 in 2004; shares outstanding 45,333,310 in 2003 and 45,339,810 in 2004	1,008	1,008
Additional paid-in capital	152,485	152,513
Less: Common stock in treasury, at cost, 5,070,977 in 2003 and 2004	(35,718)	(35,718)
Accumulated other comprehensive loss	(5)	(140)
Retained earnings	241,644	49,471

Total stockholders' equity	359,414	167,134

Total liabilities and stockholders' equity	$783,244	$677,658

See accompanying notes to consolidated financial statements.

FLYi, INC.
Consolidated Statements of Operations

	Years ended December 31,
	2002	2003	2004
	(In thousands, except for per share data)
Operating revenues:
Passenger	$612,974	$713,724	$491,685
Other	11,421	16,752	8,404

Total operating revenues	624,395	730,476	500,089

Operating expenses:
Salaries and related costs	169,630	180,759	185,152
Aircraft fuel	93,038	114,117	139,858
Aircraft maintenance and materials	61,249	66,937	60,746
Aircraft rentals	88,305	105,529	100,318
Sales and marketing	20,293	24,751	46,540
Facility rents and landing fees	37,035	45,005	50,314
Depreciation and amortization	17,966	24,604	32,937
Other	72,549	81,149	83,944
Loss on sale of aircraft	—	—	17,062
Aircraft early retirement and impairment charges	24,331	(27,654)	48,512

Total operating expenses	584,396	615,197	765,383

Operating income (loss)	39,999	115,279	(265,294)
Other income (expense):
Interest expense	(4,332)	(6,502)	(14,715)
Interest income	4,628	2,549	5,264
Government compensation	944	1,520	—
Other income (expense), net	552	(220)	(419)

Total other income (expense), net	1,792	(2,653)	(9,870)

Income (loss) from continuing operations before income tax provision (benefit)	41,791	112,626	(275,164)
Income tax provision (benefit)	16,307	43,678	(74,025)

Income (loss) from continuing operations	25,484	68,948	(201,139)

Income from discontinued operations, net of income taxes	13,802	13,850	8,966

Net income (loss)	$39,286	$82,798	$(192,173)

Net income (loss) per share:
Basic:
Net income (loss)	$.87	$1.83	$(4.24)

Diluted:
Net income (loss)	$.85	$1.82	$(4.24)

Weighted average shares used in computation:
Basic	45,047	45,285	45,337

Diluted	46,019	45,398	45,337

See accompanying notes to consolidated financial statements.

FLYi, INC.
Consolidated Statements of
Stockholders' Equity

	Common stock			Treasury stock		Accumulated other comprehensive loss
			Additional paid-in capital				Retained earnings	Total stockholders' equity
	Shares	Amount		Shares	Amount
	(In thousands, except for share data)
Balance December 31, 2001	49,229,202	$985	$136,058	5,046,332	$(35,303)	$—	$119,560	$221,300
Net income	—	—	—	—	—	—	39,286	39,286
Exercise of common stock options	1,025,982	20	7,027	—	—	—	—	7,047
Tax benefit of stock option exercise	—	—	6,634	—	—	—	—	6,634
Purchase of treasury stock	—	—	—	13,737	(283)	—	—	(283)
Amortization of deferred compensation	—	—	1,384	—	—	—	—	1,384

Balance December 31, 2002	50,255,184	$1,005	$151,103	5,060,069	$(35,586)	$—	$158,846	$275,368
Net income	—	—	—	—	—	—	82,798	82,798
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(5)	—	(5)

Comprehensive income	—	—	—	—	—	—	—	82,793
Exercise of common stock options	149,103	3	1,108	—	—	—	—	1,111
Tax benefit of stock option exercise	—	—	251	—	—	—	—	251
Purchase of treasury stock	—	—	—	10,908	(132)	—	—	(132)
Amortization of deferred compensation	—	—	23	—	—	—	—	23

Balance December 31, 2003	50,404,287	$1,008	$152,485	5,070,977	$(35,718)	$(5)	$241,644	$359,414
Net loss	—	—	—	—	—	—	(192,173)	(192,173)
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(135)	—	(135)

Comprehensive income	—	—	—	—	—	—	—	(192,308)
Exercise of common stock options	6,500	—	28	—	—	—	—	28

Balance December 31, 2004	50,410,787	$1,008	$152,513	5,070,977	$(35,718)	$(140)	$49,471	$167,134

See accompanying notes to consolidated financial statements.

FLYi, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2002	2003	2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$39,286	$82,798	$(192,173)
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations:
Depreciation and amortization	3,190	3,819	7,712
Asset impairment	—	—	6,772
Depreciation and amortization	18,841	25,194	32,298
Amortization of intangibles	17	10	1,559
Provision for uncollectible accounts receivable	2,619	1,049	416
Provision for inventory obsolescence	596	900	2,717
Amortization and write-off of deferred credits	(4,966)	(7,942)	(22,964)
Amortization and write-off of deferred financing costs	506	531	1,253
Capitalized interest (net)	(1,032)	1,329	(428)
Deferred tax (benefit) provision	(4,372)	21,406	(27,675)
Loss on disposal of fixed assets	567	3,579	20,959
Amortization of deferred compensation	1,384	23	—
Changes in operating assets and liabilities:
Restricted cash	—	—	(21,762)
Accounts receivable	2,455	(1,526)	(50,842)
Expendable parts and fuel inventory	(4,348)	(5,022)	115
Prepaid expenses and other current assets	(19,403)	(19,692)	(13,432)
Accounts payable	12,016	13,938	9,089
Air traffic liability	597	(1,247)	20,550
Accrued liabilities	58,880	(19,678)	33,641

Net cash provided by (used in) operating activities	106,833	99,469	(192,195)

Cash flows from investing activities:
Purchases of property and equipment	(35,655)	(78,506)	(47,125)
Proceeds from sales of fixed assets	28	—	48,755
Purchases of short term investments	(651,365)	(505,480)	(787,041)
Maturities of short term investments	445,305	516,780	824,977
Increase in restricted cash	—	(14,829)	(3,051)
Refund of deposits	5,800	2,400	11,400
Payments for aircraft and other deposits	(16,170)	(5,826)	(59,901)

Net cash used in investing activities	(252,057)	(85,461)	(11,986)

Cash flows from financing activities:
Proceeds from issuance of long term debt	—	60,078	125,000
Payments of long-term debt	(4,640)	(6,302)	(8,817)
Payments of capital lease obligations	(1,361)	(2,238)	(496)
Deferred financing costs	53	93	(3,594)
Proceeds from receipt of deferred credits and other	—	—	1,400
Proceeds from exercise of stock options	7,047	1,111	28
Purchase of treasury stock	(283)	(132)	—

Net cash provided by financing activities	816	52,610	113,521

Net increase (decrease) in cash and cash equivalents	(144,408)	66,618	(90,660)
Cash and cash equivalents, beginning of year	173,669	29,261	95,879

Cash and cash equivalents, end of year	$29,261	$95,879	$5,219

See accompanying notes to consolidated financial statements.

FLYi, INC.
Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

(a)
Basis of Presentation

        The accompanying consolidated financial statements include the accounts of FLYi, INC. ("FLYI") and its wholly owned subsidiaries, Independence Air ("IA"), Atlantic Coast Jet, LLC, Atlantic Coast Airlines, Inc., Atlantic Coast Academy, Inc., and WaKeeney, Inc., (collectively, the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Unless the context indicates otherwise, the terms "we", "us", or "our" refer herein to FLYi, INC. and subsidiaries. On August 4, 2004, the Company changed the name of its corporate parent and stock ticker symbol to reflect its newly-premiered Independence Air brand name. Atlantic Coast Airlines Holdings, Inc. was renamed FLYi, Inc. and its symbol on the NASDAQ National Market was changed from ACAI to FLYI, mirroring the Independence Air web address www.FLYi.com. In November 2004, Atlantic Coast Airlines was renamed Independence Air, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

        From inception until August 2004, IA's flights operated under code sharing agreements with United Airlines, Inc. ("United") and from 2000 to November 2004, also under a code sharing agreement with Delta Airlines ("Delta") and were identified as United Express and Delta Connection flights in computer reservation systems. In June 2004, IA launched its Independence Air operation utilizing the 50 seat Canadair Regional Jet ("CRJ") aircraft as they were being removed from the United code share flying. Independence Air flying was also supplemented with the addition of 132 seat Airbus A319 narrowbody aircraft beginning in November 2004. The 32 seat Fairchild 328Jets ("328Jet") that were operated in the Delta code share flying were placed in temporary storage as flying ceased, pending the assignment of the leases for 30 328Jets to Delta. The Company is treating the termination of the Delta code share agreement as a discontinued operation and, accordingly, has removed the revenues, expenses, and operating statistics attributable to the Delta Connection operation from all reported operating results presented in these consolidated financial statements and results of operations and is including these amounts, net of income tax, as results from discontinued operations (See footnote 14).

(b)
Cash, Cash Equivalents and Short-Term Investments

        The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. Investments with an original maturity greater than three months and less than one year are considered short-term investments. In addition, the Company has held investments in tax-free, variable-rate Industrial Revenue Bonds and General Obligation Bonds having initial maturities up to 30 years. Pursuant to the Company's investment policy, these bonds must have a long-term rating of at least AA by Standard & Poor's or Aa by Moody's to be eligible investments. The Company's investment policy also has issuer and geographical concentration limitations on these investments. These bonds are backed by letters of credit or insurance and can be sold back to the remarketer at par on a weekly or monthly basis.

        As such, the Company considers securities of this type to be short-term investments. All short-term investments are considered to be available-for-sale as the Company has no intention to hold the securities for trading purposes or until maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in stockholders' equity. At December 31, 2004, the Company did not have significant unrealized gains or losses on available-for-sale securities.

(c)
Airline Revenues

        Passenger revenues are recorded as operating revenues at the time transportation is provided. Under the Independence Air operations, the Company recognizes passenger revenue when the transportation has been provided. Under the Company's fee-per-departure and fee-per-block hour agreements, transportation was considered provided when the flight had been completed.

        For IA flying, passenger revenue is the amount paid by the passenger for the segment flown. All fares sold by IA are non-refundable but travel itineraries may be changed subject to a change fee charge. Revenue from change fee charges are recorded as other revenue as incurred. Under the fee-per-departure and fee-per-block hour contracts with United and Delta, respectively, revenue was the product of the agreed upon rate and the number of departures or the number of block hours flown. Rates were generally agreed to on an annual basis and were subject to adjustments upon certain specified events, such as changes in cities served or in aircraft utilization levels. Until rates were agreed to each year with United and Delta or were adjusted in response to specified events, the Company was required to estimate these rates and record revenue based upon such estimates until final rates were agreed to by either United or Delta. In addition, certain incentive payments were recorded based upon the Company's assessment of its satisfaction of specific and measurable operational performance criteria and were subject to review by United or Delta. Delta revenues have been reclassified as part of discontinued operations for the periods presented. IA revenue accounted for 29% of passenger revenue from continuing operations in 2004, with United contributing 71%. United accounted for 100% of passenger revenues from continuing operations for 2003 and 2002. Including the Delta revenues, IA revenue accounted for 23% of passenger revenue in 2004, with United and Delta contributing 57% and 20%, respectively. United accounted for 83% and 82% of passenger revenue and Delta accounted for 17% and 18% of passenger revenue for 2003 and 2002, respectively.

(d)
Restricted Cash

        The Company's merchant agreements with select charge/credit card companies have provisions to allow the charge card company or merchant bank to hold back a percentage of payments due the Company for ticket sales. Such holdback amounts, which are classified as restricted cash under current assets, are segregated from the normal credit card receivables, earn interest for the Company, and are based on the dollar amount of sales for future travel. The calculation of holdback amounts is designed to allow the Company to receive the holdback cash when the passenger travels. The amount of restricted cash classified as current assets was $21.8 million at December 31, 2004.

        On July 31, 2003, the Company entered into a new agreement with Wachovia which has no expiration date, provides for the issuance of letters of credit, and is collateralized by certificates of deposit. Under this agreement, the Company has cash on deposit with Wachovia as collateral for letters of credit issued on behalf of the Company. The amounts on deposit with Wachovia are shown as non-current restricted cash on the Company's balance sheet as of December 31, 2003 and 2004 of $14.8 million and $17.9 million.

(e)
Accounts and Notes Receivable

        Accounts receivable are stated net of allowances for uncollectible accounts of approximately $3.9 million and $4.2 million at December 31, 2003 and 2004, respectively. Amounts charged to expenses for uncollectible accounts in 2002, 2003, and 2004 were $2.6 million, $0, and $446,000 respectively. Write-off of accounts receivable were $150,000, $210,000, and $168,000 in 2002, 2003, and 2004 respectively. Accounts receivable as of December 31, 2004 include $3.5 million of ticket receivables and $4.2 million related to manufacturers credits to be applied towards future spare parts purchases and training expenses, and net operating loss carryback income tax refunds due of $45.0 million. Accounts receivable at December 31, 2003 include approximately $4.8 million related to manufacturers credits.

(f)
Concentrations of Credit Risk

        At December 31, 2003 and 2004, accounts receivable from the credit card companies totaled $0 and $3.5 million, respectively and the cash holdback accounts totaled $0 and $21.8 million, respectively. Under the fee-per-departure agreements, the Company received payments in advance from both United and Delta. Historically, accounts receivable losses have not been significant. The majority of ticket sales are through credit card transactions. The Company's charge card and merchant bank agreements provide for the holdback of a portion of the amount due the Company until a passenger has started to fly the purchased flight segment. While protecting the passenger and the charge/credit card companies from a potential chargeback situation if Independence Air does not perform the flight, it negatively impacts the Company by not allowing the Company to have use of the funds from advance ticket sales.

(g)
Risks and Uncertainties

        Beginning in early 2001, the airline industry has experienced depressed demand and shifts in passenger demand, lower unit revenues, increased insurance costs, increased fuel costs, increased government regulations and taxes, tightened credit markets, and reduced capacity to borrow. These factors are directly affecting the operations and financial condition of participants in the industry including aircraft manufacturers. Several major airlines have used the bankruptcy process or the threat of bankruptcy to reduce their expenses and streamline their operations. Our contractual relationships with others may continue to be affected by other companies' bankruptcies or by concerns regarding potential bankruptcies. The bankruptcy or prospect of bankruptcy among other companies that operate in our industry may result in unexpected expenses and create other risks or uncertainties that we are not able to anticipate or plan around.

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

        With the recently completed financial restructuring (see Footnote 16), the Company entered into agreements that require it to satisfy certain obligations. We may have to incur unexpected costs to satisfy certain of these obligations, and our failure to satisfy these or other obligations arising under our financial restructuring could limit the flexibility of our operations. The Company has reached agreements with the lessors for 24 of Independence Air's CRJs and, as stated above, with the lessors for 21 of the J-41 turboprops that were formerly used in our United Express operations for the return of the aircraft to the lessors and the elimination of our future rent obligations. The terms of those agreements include certain obligations with respect to the return of the aircraft, including physical condition and timing of the return. We may incur unexpected charges arising from those obligations and/or may fail to satisfy all of those obligations as to some or all of the aircraft. The Company has also agreed to permit the lessor to require us to return up to eight additional CRJ aircraft if we do not meet certain financial milestones. The removal of these aircraft could result in additional costs, and could be harmful to the business plan if we are forced to remove aircraft that are providing a positive contribution to our performance.

        As the Company's fleet of regional jet aircraft ages, the maintenance costs for such aircraft will likely increase. In addition, the CRJs being returned to lessors under our recently completed financial restructuring are generally among our newer aircraft, and thus have operated at lower costs than our average fleet. Although we cannot accurately predict how much our maintenance costs will increase in the future, they may increase significantly. Any such increase could have an adverse effect on our business, financial condition and results of operations. The Company is vulnerable to any problems associated with the aircraft in our fleet, including design defects, mechanical problems or adverse perception by the public that would result in customer avoidance or an inability to operate our aircraft.

        Although the Company has operated as an airline since 1992, our past results offer little meaningful guidance with respect to our future performance because, prior to June 16, 2004, we had not operated as an independent carrier. In addition, we have not had responsibility for route planning, scheduling, pricing, marketing, advertising, sales, revenue management or revenue accounting functions since December 2000, and for the first time we are operating our own distribution, reservations and ticketing functions. Also, while previous operations have been under the United and Delta brands, Independence Air is a new brand for us, and has limited market recognition. As a result, because we have only recently begun to operate as an independent, low-fare carrier, it is difficult to evaluate our future prospects. Our future performance will depend on a number of factors, including our ability to:

  •
  Further develop our Independence Air brand and product to make it attractive to our target customers;

  •
  implement our business strategy by placing into service additional A319 aircraft into new and longer-haul markets than we have previously served.;

  •
  successfully choose new A319 markets and service levels, and successfully choose the markets and service levels to be operated by our reduced CRJ fleet;

  •
  reduce our expenses to adjust to the current revenue and fuel cost environment, and to reflect a reduced number of aircraft in operation;

  •
  secure favorable terms with airports, suppliers and other contractors;

  •
  monitor and manage major operational and financial risks;

  •
  return a significant number of aircraft to their lessors during 2005, without incurring unexpected costs or disruption of ongoing operations;

  •
  obtain and maintain necessary regulatory approvals, including airport "slots" where necessary;

  •
  attract, retain and motivate qualified personnel;

  •
  finance the necessary capital investments including future aircraft deliveries;

  •
  maintain the safety and security of our operations; and

  •
  react to responses from our competitors, including both legacy and low-fare airlines.

        There can be no assurances that the Company will successfully address any of these factors, and our failure to do so could harm our business.

        The fierce competition and weak revenue environment that Independence Air operations have encountered, combined with lower than expected passenger traffic and unprecedented high jet fuel prices have resulted in Independence Air's revenue falling significantly below anticipated levels and the Company expending cash at an unsustainable rate. Although the Company has implemented cost savings measures, we cannot reduce our operating costs enough to offset the revenue shortfall.

        The Company expects to have substantial cash needs as it continues to establish itself under the new brand "Independence Air" as a low-fare carrier, including cash required to fund increases in accounts payable, prepaid expenses, aircraft security deposits on new aircraft to be leased, pre-delivery payments on new aircraft to be purchased, as well as anticipated operating losses. As of December 31, 2004, our debt of $238.8 million exceeded our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2004, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year were approximately $1.7 billion for 2005 through 2024, not including commitments for the remaining Airbus A319 aircraft we intend to acquire.

        Future operating lease commitments for the eight leased Airbus aircraft undelivered at December 31, 2004 are expected to be approximately $325 million, and our purchase commitment for 16 additional Airbus aircraft is expected to be approximately $560 million over the next three years, including estimated amounts for contractual price escalations. The Company will continue to incur additional debt and other fixed obligations as we take delivery of new aircraft and other parts and equipment and continue to expand into new markets. The leases for the Airbus aircraft require security deposits to be held by the lessors in addition to payments of monthly rent and maintenance reserves. The purchase agreement for the Airbus aircraft requires progress payments to be made for each aircraft as the delivery date approaches. We have historically funded the majority of our aircraft acquisitions by entering into off-balance sheet financing arrangements known as leveraged leases, in which third parties provide equity and debt financing to purchase the aircraft and simultaneously enter into long-term agreements to lease the aircraft to us. However, we do not anticipate that this source of financing will be available to us for the foreseeable future, and that we will need to finance our aircraft through secured debt or operating leases. The Company is exposed to interest rate risks that can affect our costs under any of these financing techniques. There can be no assurance that we will be able to secure lease and/or debt financing on terms acceptable to us or at all.

        Our outstanding indebtedness and significant fixed obligations, and our lack of a history of profitability for Independence Air operations, could have important consequences. For example, they could:

  •
  adversely affect our ability to obtain additional financing to support our planned growth and for working capital and other general corporate purposes;

  •
  divert substantial cash flow from our operations and expansion plans in order to service our fixed obligations or to place deposits or downpayments to secure financing;

  •
  require us to incur significantly more interest or rent expense than we currently do; and

  •
  place us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

        As discussed in footnote 16, the Company has recently completed the restructuring of our aircraft obligations. We have no lines of credit, other than letters of credit collateralized by cash, and we will continue to rely on our existing cash balances, cash flow from operations and other sources of capital to satisfy our obligations. In connection with our recently completed financial restructuring, we pledged substantially all of our remaining unencumbered collateral. Even with the recent completion of our financial restructuring, if passenger traffic or yields do not achieve anticipated levels, fuel costs continue at current high levels or other events affect its operations, the Company may again face liquidity concerns. If the Company is not able to achieve its current business plan, cash balances and cash flow from operations together with operating lease financing and other available equipment financing may not be sufficient to enable the Company to meet its working capital needs, expected operating lease financing commitments, other capital expenditures, and debt service requirements as they come due for the remainder of 2005 and into 2006. If we are unable to make payments on our debt and other fixed obligations as they come due, we could be forced to consider commencing a bankruptcy case under Chapter 11 of the U.S. Bankruptcy Code or may be the subject of an involuntary Chapter 11 case commenced against us by creditors. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operations since it began operating as Independence Air and as a result is faced with significant liquidity challenges. In late February 2005, the Company entered into agreements to restructure its aircraft obligations that relieve it of certain obligations and will allow it to defer a significant amount of cash payments into future periods. However, even with the restructuring, the Company expects to continue to incur losses. The Company's ability to pay its debt and other obligations as they become due is dependent upon its Independence Air operations meeting operating projections that include revenues at levels that have not been achieved to date and reductions in costs. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fuel:

        Like all airlines, the Company's finances have been dramatically affected by record high fuel prices. Recently, we have purchased fuel at a price of $1.65 per gallon. We have not hedged our fuel needs. We cannot predict the future cost and availability of fuel. Both fuel costs and availability are subject to many economic and political factors and events occurring throughout the world over which we have no control. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for both home heating oil and gasoline. Because of the intense pricing competition, the ability of carriers to adjust pricing to reflect higher fuel costs has been limited. We do not believe that this present situation is sustainable either for us or for the industry as a whole, and that without either a reduction in fuel prices or an increase in ticket prices, we, like many other airlines, may not be successful.

        The Company relies on third parties and supply infrastructure to provide sufficient fuel for our operations. The inability of these third parties to perform, the interruption of fuel supplies at an airport, or the ability to deliver sufficient fuel to us due to infrastructure constraints could result in cancelled flights and/or higher fuel prices.

Collective Bargaining Agreements:

        Independence Air's pilots are represented by the Airline Pilots Association ("ALPA"), flight attendants are represented by the Association of Flight Attendants-Communications Workers of America ("AFA-CWA"), and aviation maintenance technicians and ground service equipment mechanics are represented by the Aircraft Mechanics Fraternal Association ("AMFA").

        In January 2001, the Company and Independence Air agreed to a new four-and-a-half year collective bargaining agreement with ALPA that was subsequently ratified and became effective in February 2001. In November 2003, the Company and Independence Air finalized a separate agreement with ALPA on pay reductions and work rule changes that were contingent on signing a purchase agreement with an aircraft manufacture for delivery of twenty-five narrow body aircraft. This agreement has been fully ratified and is in effect today. The agreement extended the term of the collective bargaining agreement such that it will next be amendable as of December 31, 2007, and established pay rates and work-rules for pilots operating narrow-body jets that the Company believes are competitive with other low-fare carriers. The new agreement also included terms designed to decrease costs and increase productivity for operating its regional jets including a reduction in CRJ rates that took effect in June 2004.

        Independence Air's collective bargaining agreement with the AFA-CWA, which was ratified in October 1998, became amendable in October 2002. Independence Air and AFA-CWA reached a Tentative Agreement on February 10, 2005 and the agreement was ratified on March 21st, 2005. The new agreement will be amendable July 31, 2007. The agreement is designed to address quality of life issues that were of concern to the work group and to update work rules of interest to the parties, and provides for the first pay rate increase to be effective in August 2006.

        Independence Air's collective bargaining agreement with AMFA, which was ratified in June 1998, became amendable in June 2002. Independence Air has been in mediated negotiations with AMFA during 2004. The Mediator recessed negotiations in October 2004 and Independence Air and AMFA have not met in formal negotiations since. No further meeting dates have been scheduled. Independence Air expects meetings will resume in the second quarter of 2005, and does not anticipate that any issues relating to these negotiations will have a material effect on Independence Air's operations for the foreseeable future.

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

        Independence Air's other work groups are not unionized. Independence Air believes that certain of its unrepresented labor groups are from time to time approached by unions seeking to represent them. On March 24, 2005, Independence Air received a notice from the Communications Workers of America that it was working with the Company's fleet service and passenger service employees in organizing efforts. Independence Air has not received any other official notice of organizing activity and there have been no representation applications filed with the National Mediation Board by any of these groups. Independence Air believes that the wage rates and benefits for non-union employee groups are comparable to similar groups at other similarly situated airlines.

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

(h)
Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions regarding valuation of assets, recognition of liabilities for costs such as aircraft maintenance, operating revenues and expenses during the period and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimated.

(i)
Expendable Parts

        Expendable parts and supplies are stated at the weighted average cost, less an allowance for obsolescence of $2.0 million and $4.7 million as of December 31, 2003 and 2004, respectively. Expendable parts and supplies are charged to expense as they are used. Amounts charged to costs and expenses for obsolescence in 2002, 2003 and 2004 were $596,000, $900,000, and $933,000, respectively. In addition, $3.5 million was recorded as part of the cost of discontinued Delta connection operations to write down the value of the 328Jet expendable inventory to estimated current value.

(j)
Property and Equipment

        Property and equipment, including rotable spare parts, are stated at cost. Assets held under capital leases are initially recorded at the present value of the minimum future lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets that range from five to sixteen and one half years. Capital leases and leasehold improvements are amortized over the shorter of the estimated life or the remaining term of the lease, and is included in depreciation and amortization expense.

        The Company periodically evaluates whether events and circumstances have occurred which may impact the remaining estimated useful life or the recoverability of the remaining carrying value of its long-lived assets, including rotable spare parts. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss equal to the difference between the fair value and carrying value would be recognized by the Company. The Company recognized $13.8 million in impairment losses in 2004 related to the owned 328Jet and 328Jet spare parts, which were removed from service in 2004 and are classified as Assets Held for Sale as of December 31, 2004. This amount is included in the amount shown for discontinued operations.

(k)
Assets Held For Sale

        With the termination of the United Express and Delta Connection operations, the Company determined that the J41 spare parts, the owned 328Jet, and 328Jet spare parts were not needed in continuing operations and is committed to a plan to sell or otherwise dispose of these assets within the coming year and therefore has classified them as assets held for sale recorded at the estimated current market value net of expected cost of sale/disposal.

(l)
Intangible Assets

        Goodwill of approximately $3.2 million, representing the excess of cost over the fair value of net assets acquired in the acquisition of FLYi, was previously amortized by the straight-line method over twenty years. Costs incurred to acquire slots of $0.3 million were being amortized by the straight-line method over twenty years. Accumulated amortization of intangible assets at December 31, 2003 and 2004 was $1.8 million and $0.2 million respectively.

        In accordance with Statement of Financial Accounting Standards No. 142, which the Company adopted as of January 1, 2002, the Company no longer recognizes amortization of its goodwill and slots for 2002 and future years and, instead evaluates these assets at least annually for impairment based upon fair value. Based upon analyses performed by the Company, an impairment of $1.6 million was recognized on goodwill during 2004 and is included in depreciation and amortization expense.

(m)
Maintenance

        IA has executed long term agreements with the engine manufacturers and other service providers covering repair and overhaul of certain of its engines, airframe and avionics components, and landing gear. These agreements call for an escalating rate per hour flown over the life of the agreement. The Company's maintenance accounting policy for items covered by such agreements is to expense amounts based on the current rate as the aircraft are flown, as it believes that the rates match the timing of actual maintenance events that are due pursuant to the terms.

        In 2000, IA executed a seven-year engine services agreement with GE Engine Services, Inc. ("GE") covering the scheduled and unscheduled repair of FLYi's CRJ jet engines, operated on the 66 aircraft. Under the terms of the agreement, IA paid a set dollar amount per engine hour flown on a monthly basis to GE and GE assumed the responsibility to repair the engines when required at no additional expense to IA, subject to certain exclusions. On October 14, 2003, IA commenced arbitration proceedings against GE. In the proceeding, IA sought a ruling by an arbitrator that it had the right to remove any or all engines from the scope of an engine services agreement with GE governing the scheduled and unscheduled repair of Independence Air's CRJ jet engines. GE requested that the arbitration also address the issue of whether GE is owed certain amounts it claimed it was owed pursuant to the agreement. During the third quarter of 2004, IA agreed to a settlement with GE that resulted in a termination of the agreement, the resolution of claims of amounts owed, and the termination of the arbitration hearing. As a result of the settlement, the Company recorded a credit to maintenance expense of $10.5 million. During the fourth quarter of 2004, IA entered into a new ten year CF34 Engine Fleet Program Overhaul and Maintenance Agreement with Chromalloy Gas Turbine Corporation ("Chromalloy") covering all of its CRJ jet engines. The Chromalloy agreement operates similarly to the previous GE agreement in that IA pays a set dollar amount per engine hour flown on a monthly basis to Chromalloy and Chromalloy assumes the responsibility to repair the engines when required at no additional expense to IA, subject to certain exclusions. The Company's future maintenance expense on CRJ engines covered under the agreement will fluctuate based on the contractual rate increases and decreases, intended to match the timing of actual maintenance events that are due pursuant to the terms. The Company expenses aircraft maintenance based upon the amount charged by Chromalloy under the agreement, as engine hours are flown.

        Effective September 2001, IA entered a sixteen year maintenance agreement with Air Canada covering maintenance, repair and overhaul services for airframe components on its CRJ aircraft. Under the terms of this agreement, IA pays a varying amount per flight hour each month, based on the age of the aircraft. The Company expenses the amount paid to Air Canada based on the rates stipulated in the agreement and the hours flown each month. In February 2002, IA entered into a five-year agreement with Air Canada covering the scheduled airframe C-check overhaul of its CRJ aircraft. IA expenses this cost as the overhaul is completed.

        The Airbus A319 aircraft operated by IA as of December 31, 2004 are leased for a period of six years. The leases provide that IA pay the lessor maintenance reserves to cover major overhaul costs of the engines, airframe, and other life limited parts. These reserves are available for reimbursement should IA pay for the maintenance costs, but otherwise are non-refundable and do not earn interest. Since the expected interval between required maintenance events covered by the maintenance reserve payments on the A319 is six years or longer, and IA expects the lease to terminate prior to any maintenance events being completed, it is expensing the maintenance reserve requirements as incurred.

(n)
Deferred Credits

        The Company accounts for incentives provided by the aircraft manufacturers as deferred credits for leased aircraft. These credits are amortized on a straight-line basis as a reduction to lease expense over the respective lease term. The incentives are in the form of cash or credits that may be used to purchase spare parts, pay for training expenses, or be applied against future rental payments.

(o)
Advertising

        Advertising costs are expensed as incurred and are included in Sales and Marketing. Advertising expense was $0.2 million, $0.4 million, and $28.8 million for 2002, 2003, and 2004, respectively.

(p)
Frequent Flyer Program

        Independence Air offers a frequent flyer program known as iCLUB. Members earn iPOINTs based on the amount of money spent on Independence Air travel. iPOINTS are credited when travel is flown and are good for 12 months. Awards are posted to an iCLUB account when thresholds are met within a specified period, and may be redeemed for roundtrip fares on Independence Air. The Company records the liability for the estimated incremental cost of outstanding awards that are expected to be redeemed to Air Traffic Liability. The Company adjusts the liability based on changes in expectations and estimated costs.

        IA had participated in United's Mileage Plus frequent flyer program and in the Delta SkyMiles frequent flyer program under its code share flying. The Company did not accrue for incremental costs for mileage accumulation or redemption relating to these programs because IA operated under agreements with United and Delta, and the Company's revenues under these agreements were not affected by the number of miles earned by its passengers or number of passengers on its flights redeeming miles.

(q)
Income Taxes

        The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. Due to the large amount of losses sustained in 2004 and the expected losses for 2005, the Company has recorded a valuation allowance against the net deferred tax asset available to the Company.

(r)
Stock-Based Compensation

        The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to account for its stock options. Currently, SFAS No. 123 allows companies to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock options granted as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123. Beginning after June 30, 2005, the Company will be required to adopt the fair-value-based method and expense the unvested portion of outstanding employee stock options over the remaining vesting periods and to expense over the vesting period any employee stock options granted after June 30, 2005. The Company accounts for non-employee stock option awards in accordance with SFAS No. 123. No compensation expense was recorded in the Company's consolidated financial statements in 2002, 2003 or 2004 related to the granting of options to non-employees.

        As a result of applying APB Opinion No. 25, and related interpretations to the current period, no stock-based employee compensation cost is reflected in net income (loss), as all options granted to employees had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

        The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed under Accounting Principles Board (APB) No. 25. As such, the Company records compensation expense for stock options and awards only if the exercise price is less than the fair market value of the stock on the measurement date.

        For purposes of the pro forma disclosures of compensation expense under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company uses the Black-Scholes option model to estimate the fair value of options. A risk-free interest rate of 3.1%,

3.6%, and 3.7% for 2002, 2003 and 2004 respectively, a volatility rate of 70.6%, 77.5%, and 79.0% for 2002, 2003 and 2004, respectively, and an expected life of 6.3 years for 2002, 7.4 years for 2003, and 6.0 years for 2004 were assumed in estimating the fair value. No dividend rate was assumed for any of the years.

        The following summarizes the pro forma effects assuming compensation for such awards had been recorded based upon the estimated fair value. The pro forma information disclosed below does not include the impact of awards made prior to January 1, 1995 (in thousands, except per share data):

	2002	2003	2004
Net income (loss), as reported	$39,286	$82,798	$(192,173)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	847	14	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,367)	(5,990)	(5,255)

Pro forma net income (loss)	$32,766	$76,822	$(197,428)

Earnings per share:
Basic—as reported	$.87	$1.83	$(4.24)
Basic—pro forma	$.73	$1.70	$(4.35)
Diluted—as reported	$.85	$1.82	$(4.24)
Diluted—pro forma	$.71	$1.69	$(4.35)
(s)
Income Per Share

        Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, which consist of shares subject to stock options computed using the treasury stock method.

        In September 2004, the Emerging Issues Task Force reached consensus on Issue No. 04-08, or EITF 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which requires the dilutive effect of contingently convertible debt instruments to be included in earnings per share. Accordingly, the shares issuable upon conversion of contingently convertible debt instruments are to be considered in the diluted earnings per share calculation, regardless of whether the contingent conditions for their conversion are satisfied, so long as they are dilutive. EITF 04-08 will be effective for reporting periods ending after December 15, 2004. Currently, the shares issuable upon conversion would be antidulitive and, therefore, have no impact on the Company's earnings per share.

        A reconciliation of the numerator and denominator used in computing income per share is as follows (in thousands, except per share amounts):

	2002		2003		2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Share calculation:
Average number of common shares outstanding	45,047	45,047	45,285	45,285	45,337	45,337
Incremental shares due to assumed exercise of options	—	972	—	113	—	—

Weighted average common shares outstanding	45,047	46,019	45,285	45,398	45,337	45,337

Income (loss) from continuing operations	25,484	25,484	68,948	68,948	(201,139)	(201,139)

Income from discontinued operations, net of income taxes	13,802	13,802	13,850	13,850	8,966	8,966

Net income (loss)	$39,286	$39,286	$82,798	$82,798	$(192,173)	$(192,173)

Income (loss) per share from continuing operations	$.56	$.55	$1.52	$1.52	$(4.44)	$(4.44)

Income per share from discontinued operations, net of income taxes	$.31	$.30	$.31	$.30	$.20	$.20

Net income (loss) per share	$.87	$.85	$1.83	$1.82	$(4.24)	$(4.24)

(t)
Reclassifications

        Certain prior years' amounts as previously reported have been reclassified to conform to the current year presentation. As discussed in Note 14, the Company has reclassified the results of its prior operations under the Delta Connection code share agreement as discontinued.

(u)
Interest Rate Hedges

        The Company has periodically used swaps to hedge the effects of fluctuations in interest rates associated with aircraft financings. These transactions meet the requirements for current hedge accounting. The effective portions of hedging gains and losses resulting from the interest rate swap contracts are deferred until the contracts are settled and then amortized over the aircraft lease term or capitalized as part of acquisition cost, if purchased, and depreciated over the life of the aircraft. The ineffective portions of hedging gains and losses are recorded as incurred. The Company did not utilize any interest rate hedges in 2002 through 2004.

(v)
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

(w)
Aircraft Deposits

        As part of the Company's purchase agreements for certain aircraft, the manufacturers require deposits to be placed and/or progress payments to be made in advance of the aircraft's delivery to the Company. These aircraft deposits are considered long term in nature due to the fact that they are scheduled to be returned in years extending beyond 2005.

2.     Business Environment

        Operations under the Independence Air brand as a low-fare airline with a hub at Washington Dulles International Airport ("Washington Dulles") on June 16, 2004. Independence Air's strategy is to capitalize on and stimulate demand for air travel to, from and through its Washington Dulles hub, utilizing 132-seat Airbus A319 ("A319") narrowbody aircraft to primarily serve larger, long haul markets and 50-seat Canadair regional jets ("CRJs") to offer frequent service primarily to smaller, short haul markets from Washington Dulles. The Independence Air business model is based on low fares while also providing reliable and easy to use air transportation with excellent customer service.

        While Independence Air believes it has been successful in stimulating demand to, from and over its Washington Dulles hub, through February 2005 it has not achieved the load factor and yields projected in its original business model and thus has not met revenue projections. Factors contributing to lower revenues than originally projected include the addition of new competitive service in markets served by Independence Air, and a lower level of business traffic relative to leisure traffic than had been anticipated. This revenue shortfall combined with the unprecedented high fuel prices has caused Independence Air to sustain higher losses and to expend more cash than it anticipated when it embarked on its strategy of becoming an independent airline. Independence Air has undertaken a number of steps discussed below, including a financial restructuring, capital spending reduction, schedule changes, and changes in its marketing and ticket sales programs to help it achieve its 2005 business plan.

        As discussed in Note 16, in late 2004, the Company began discussions with its CRJ lessors and lenders to restructure the payments coming due in 2005 and 2006. As part of its restructuring efforts the Company was able to negotiate significant deferrals of its 2005 and 2006 cash obligations to later periods. Approximately $70 million in CRJ rent or loan payments that would have been due between January 2005 and February 2007 have been deferred to later periods. The Company also deferred various other obligations to later periods. As a result of these deferrals, the Company's cash obligations for 2005 and 2006 will be substantially less than for future periods, when payments will not be deferred and when repayment of the deferred obligations will be required.

        The Company has committed to return at least 24 CRJs, 30 328s and 21 J41s to their lessors during 2005 and to early terminate the related leases. The return of these aircraft includes various delivery obligations involving the physical condition of the aircraft and the timing of the return. The Company anticipates that the return of aircraft will be a significant undertaking for at least the first two quarters of 2005, and there is the risk that the Company could incur significant unanticipated expenses as a result of this project. Upon completion, the Company will have removed approximately $30 million in annual lease obligations.

        Beginning in December 2004, the Company reduced its flight schedule for the four CRJs that were sold and announced the closure of two cities effective in January 2005. In February 2005, the Company revamped its continuous flow operation to a six bank schedule where aircraft arrive from the spoke cities at its Washington Dulles Hub at approximately the same time in anticipation of the removal of 24 additional CRJs noted above. As compared to a continuous flow operation, the six bank schedule will reduce daily aircraft utilization on the CRJ fleet and to a lesser extent the A319 fleet but will greatly increase the connecting opportunities for our passengers.

        Independence Air initially adopted the distribution model used by other low-cost carriers like Southwest and JetBlue that limited ticket sales to its own web site and call centers. However, during the fourth quarter of 2004, Independence Air began to enter into agreements that would allow it to offer its inventory through the Global Distribution Systems ("GDSs"). Additional GDSs were implemented during the first quarter of 2005, and Independence Air now participates in most of the major GDSs and a number of online travel sites including Travelocity and Orbitz. Participation in the GDSs is supported by Independence Air's team of sales professionals who solicit individual corporations and travel agencies, creating additional interest and incentives for booking Independence Air flights.

        As of December 31, 2004, the Company had cash, cash equivalents, and short-term investments of $169.2 million and working capital of $187.8 million. In January 2005, the Company filed its 2004 federal income tax return and a net operating loss carryback refund claim for $41.4 million. The Company received the refund at the end of January 2005. On February 18, 2005, the Company entered into a term loan agreement with General Electric Commercial Aviation Services ("GECAS"), for $16.2 million and borrowed the full amount available under the term loan. The loan is secured by Independence Air's 11 CRJ spare engines and all of its CRJ spare parts. The Company's ability to raise additional capital is very limited. The Company is actively trying to sell a 328Jet aircraft, the 328 spare parts inventory, and one J-41 aircraft.

        As discussed in the Company's Form 10-K/A under "Business—Risk Factors" and "Management's Discussion and Analysis of Results of Operations and Financial Condition", the Company has incurred significant losses and negative cash flows from operations since it began operating as Independence Air and as a result is faced with significant liquidity challenges. Even with the actions discussed above in this Note 2, the Company expects to continue to incur losses. The Company's ability to pay its debt and meet its other obligations as they become due is dependent upon its Independence Air operations meeting operating projections that include revenues at levels that have not been achieved to date and reductions in costs.

        In addition, even if the Company is able to achieve its 2005 operating and cost reduction objectives, Independence Air's industry environment is highly uncertain and volatile at this time. Future events could affect the industry or the Company in ways that are not presently anticipated that could further adversely affect the Company's liquidity. Cash balances and cash flow from operations together with operating lease financing and other available equipment financing may not be sufficient to enable the Company to meet its working capital needs, expected operating lease financing commitments, other capital expenditures, and debt service requirements as they come due for the remainder of 2005 and into 2006. The Company continues to evaluate opportunities to finance the acquisition of aircraft, engage in other financing transactions, sell additional equity or debt securities, enter into credit facilities with lenders, or sell underutilized assets, as well as opportunities to enter into arrangements with other carriers that would supplement or substitute for its Independence Air operations with respect to some or all of its operations or aircraft, all for either strategic reasons or to further strengthen our financial position.

        The matters discussed in this Note raise substantial doubt as to our ability to continue as a going concern. The Consolidated Financial Statements have been prepared in accordance with GAAP on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.     Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2003	2004
	(in thousands)
Owned aircraft and improvements	$241,979	$163,000
Improvements to leased aircraft	6,545	13,155
Flight equipment, primarily rotable spare parts	107,017	72,889
Maintenance and ground equipment	15,825	20,867
Computer hardware and software	21,951	29,363
Furniture and fixtures	4,251	4,905
Leasehold improvements	9,709	21,912

	407,277	326,091
Less: Accumulated depreciation and amortization	92,477	89,753

	$314,800	$236,338

        On May 29, 2003, IA purchased and took delivery of six CRJ aircraft from Bombardier. IA financed a portion of the purchase price of four of the aircraft with debt financing. The promissory notes on each of the four aircraft are 16.5 years in length beginning May 29, 2003; carry a fixed interest rate of 5.11% per annum; and require thirty-three equal semi-annual payments of principal and interest beginning November 29, 2003.

        In October 2003, IA purchased and took delivery of two CRJ aircraft from Bombardier. IA financed a portion of the purchase price of the aircraft with debt financing. The promissory notes on each of the aircraft require monthly payments from November 1, 2003 through October 2005, with the remaining principal balance to be paid in October 2005. The variable interest rate for the promissory notes is reset monthly based on the 1-month Libor rate plus 2.25%.

        In December 2004, IA sold four of the CRJs purchased in 2003 to improve liquidity and recognized a $17.1 million loss on the sale. In addition, as of December 31, 2004, the Company has reclassified IA's 328Jet aircraft and spare parts and J41 spare parts from operating property to assets held for sale/disposition in accordance with the provisions of SFAS 144.

4.     Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31,
	2003	2004
	(in thousands)
Payroll and employee benefits	$27,634	$26,364
Landing fees	3,295	2,899
Property taxes	4,594	5,816
Corporate income taxes	4,594	1,523
Aircraft rents	2,526	1,405
Passenger related expenses	5,314	416
Maintenance costs	11,378	1,502
Fuel	12,137	2,829
Interest	1,117	4,072
Other	15,764	28,614

	$88,353	$75,440

5.     Debt

        Long-term debt consists of the following at December 31, 2003 and December 31, 2004, respectively:

	December 31,
	2003	2004
	(in thousands)
Equipment Notes associated with Pass Through Trust Certificates, due January 1, 2008 and January 1, 2010, principal payable annually through January 1, 2006 and semi-annually thereafter through maturity, interest payable semi-annually at 7.49% throughout term of notes, collateralized by four J41 aircraft.	$10,008	$8,869
Notes payable to institutional lenders, due between October 23, 2010 and May 15, 2015, principal payable semiannually with interest ranging from 5.65% to 7.63% through maturity, collateralized by four CRJ aircraft.	41,794	38,322
Note payable to institutional lender, due October 2, 2006, principal payable semiannually with interest at 6.56%, collateralized by one J41 aircraft.	1,738	1,196
Notes payable to institutional lender, due November 2019, principal payable semiannually with interest at 5.11%, collateralized by four CRJ aircraft.	58,897	56,443
Notes payable, due October 2005, principal payable monthly with variable rate based on 1-month Libor rate plus 2.25% through maturity, collateralized by two CRJ aircraft.	30,461	—
Notes payable to Airbus for deferrable predelivery payments, due upon delivery of aircraft with interest at 6.5%	—	9,000
6% Convertible Senior notes—due 2034	—	125,000

Total	142,898	238,830
Less: Current Portion	8,927	8,600

	$133,971	$230,230

        In February 2004, the Company sold $125 million of Convertible Senior Notes ("Notes"). The Notes have an interest rate of 6% and are convertible into FLYi, Inc. common stock at a conversion rate of 90.2690 shares per $1,000 principal amount of the Notes (a conversion price of approximately $11.08) once the Company's common stock share price reaches 120% of the conversion price or $13.30. The Notes mature in 2034 and interest is payable semi-annually beginning August 15, 2004. The Company may redeem the Notes either in whole or in part beginning 2007 at the redemption price, plus accrued and unpaid interest and liquidated damages, if any. The holders may require the Company to repurchase the Notes on February 15 of 2009, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any. The Company filed a registration statement with the U.S. Securities and Exchange Commission on May 24, 2004 to register the resale of the Notes and the sale of the shares of the Company's Common Stock issuable upon conversion of the Notes. This registration statement, as amended, was declared effective on July 2, 2004.

        IA's purchase agreement with Airbus allows it to defer a portion of the predelivery payments for each aircraft as part of a financing arrangement with the manufacturer. The portion of the deferred predelivery payment is payable upon delivery of the aircraft plus accrued interest at an interest rate of 6.5%. Delivery of the purchased aircraft is scheduled to begin in January 2006.

        In October 2003, IA purchased and took delivery of two CRJ aircraft from Bombardier. IA financed a portion of the purchase price of the aircraft with debt financing. The promissory notes on each of the aircraft require monthly payments from November 1, 2003 through October 2005, with the remaining principal balance to be paid in October 2005. The variable interest rate for the promissory notes is reset monthly based on the 1-month Libor rate plus 2.25%. In December 2004, IA and Bombardier agreed to apply $35.4 million of the $38.8 million on deposit with Bombardier, for aircraft deposits and progress payments, to the promissory notes on these two aircraft and against other outstanding amounts owed to Bombardier or its affiliates.

As of December 31, 2004, maturities of long-term debt are as follows:

(in thousands)
Year Ending December 31,
2005	8,600
2006	17,650
2007	8,398
2008	10,542
2009	8,094
Thereafter	185,546

$238,830

6.     Obligations Under Capital Leases

        The Company leases certain equipment for non-cancelable terms of more than one year. These lease agreements expire on various dates through 2008. The net book value of the equipment under capital leases at December 31, 2003 and 2004 was $0.5 million and $1.6 million, respectively. The leases were capitalized at the present value of the lease payments. The weighted average interest rate for these leases is approximately 5.9%.

        At December 31, 2004, the future minimum payments, by year and in the aggregate, together with the present value of the net minimum lease payments, are as follows:

(in thousands)
Year Ending December 31,
2005	$648
2006	562
2007	440
2008	114
2009	—
Thereafter	—

Total future minimum lease payments	1,764
Amount representing interest	171

Present value of minimum lease payments	1,593
Less: Current maturities	553

$1,040

7.     Operating Leases

        Future minimum lease payments under non-cancelable operating leases at December 31, 2004 are as follows:

	Aircraft	Other	Total
	(in thousands)
Year Ending December 31,
2005	$158,011	$9,297	$167,308
2006	155,759	8,564	164,323
2007	149,042	8,250	157,292
2008	138,923	6,915	145,838
2009	129,966	6,082	136,048
Thereafter	886,775	30,831	917,606

Total minimum lease payments	$1,618,476	$69,939	$1,688,415

        Certain aircraft leases of the Company require aircraft to be in a specified maintenance condition at lease termination or upon return of the aircraft. IA's lease agreements generally provide that IA pays taxes, maintenance, insurance and other operating expenses applicable to leased assets. Operating lease expense was $112.4 million, $130.2 million, and $128.2 million for the years ended December 31, 2002, 2003, and 2004, respectively.

        IA took delivery of its first four leased Airbus A319 aircraft in the fourth quarter of 2004. The leases are for a term of five years that may be extended to six years upon the extension of certain maintenance overhaul intervals, with monthly lease payments reset quarterly based on Libor.

        The leases for seven J41s include a provision that requires IA to pay maintenance reserves should it terminate its engine power by the hour arrangement. That arrangement was terminated when the J41s were early retired in August 2004. The lessor provided a notice of default in December 2004 claiming reserves in excess of $500,000. IA has subsequently not made monthly lease payments. The lessor waived defaults through January 31, 2005 and this issue was resolved by the agreement on February 18, 2005 to early terminate the leases. Another lessor of four J41s provided a notice in December that it viewed IA's statement during the course of negotiations that it would not be making further lease payments as an anticipatory breach. The lessor declared the leases to be in default and provided a notice of termination on December 1, 2004. The Company has subsequently entered into an MOU with this party for the orderly termination of the leases and return of the aircraft, and is in the process of having the aircraft inspected for return and completing final agreements (See Footnote 16, Subsequent Events).

8.     Stockholders' Equity

Stock Option Plans

        The Company's 1992 Stock Option Plan had 3.0 million shares of which all have been granted. The Company's 1995 Stock Incentive Plan has 5.0 million shares of which the majority had been granted by year-end 1999. In 2000, the Company's shareholders approved a new 2000 Stock Incentive Plan for 4.0 million shares. The shareholder approved plans provide for the issuance of incentive stock and non qualified stock options to purchase common stock of the Company and restricted stock awards to certain employees and directors of the Company. During 2000, the Company's Board of Directors approved stock option programs for an additional 2.4 million shares. The Board approved programs provide for the issuance of non-qualified stock options to purchase common stock of the Company and restricted stock awards to certain employees. Executive officers and directors of the Company are not eligible to participate in the Board authorized stock option programs. Under the plans and programs, options are granted by the Chief Executive Officer of the Company with approval from the Compensation Committee of the Board of Directors and vest over a period ranging from three to five years.

        A summary of the status of the Company's stock option plan awards, including restricted stock awards as of December 31, 2002, 2003, and 2004 and changes during the periods ending on those dates is presented below:

	2002		2003		2004
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Options outstanding at beginning of year	5,194,638	$12.07	4,710,831	$13.12	5,987,970	$11.99
Granted	645,500	$12.19	2,016,000	$9.30	985,000	$4.59
Exercised	1,025,982	$6.87	149,103	$6.81	6,500	$4.39
Canceled	103,325	$16.34	589,758	$13.07	321,725	$11.93

Options outstanding at end of year	4,710,831	$13.12	5,987,970	$11.99	6,644,745	$10.90

Options exercisable at year end	1,694,566	$12.49	2,762,241	$13.10	3,952,754	$12.68
Options available for grant at year end	2,520,320		1,104,979		441,704

Weighted-average fair value of options granted during the year	$8.05		$6.93		$3.22

        The Company awarded a total of 55,900 shares of restricted stock to certain employees during 2001. These shares vest over four years and have a provision for accelerated vesting tied to a 25% increase in any 2002 quarter's operating results over the prior year's quarter. In the first quarter of 2002, the Company's operating results met the threshold for accelerated vesting and as a result, these restricted shares vested 100% in April 2002. The Company recognized $1.1 million in compensation expense in 2002, due to these restricted stock awards and as a result of the accelerated vesting schedule. In 1998, the Company awarded a total of 200,000 shares of restricted stock to certain employees. These shares vest over three to five years. The Company recognized $289,000, $23,000 and $0 in compensation expense for the year ended 2002, 2003 and 2004 respectively, associated with the 1998 restricted stock awards and with certain stock option awards.

        In December 2003, the Company modified all outstanding stock options to allow the option holders a longer period of time to exercise an option after a change in control event has occurred. As a result of this modification, these options will be subject to variable plan accounting treatment if a triggering event were to occur.

        The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding
		Weighted- average remaining contractual life (years)		Options Exercisable
Range of exercise price	Number outstanding at 12/31/04		Weighted- average exercise price	Number exercisable 12/31/04	Weighted- average exercise price
$0.00 – $2.79	12,800	7.9	$1.88	2,800	$1.97
$2.80 – $5.59	878,660	8.9	$3.71	83,660	$3.55
$5.60 – $8.39	328,368	8.0	$6.98	96,993	$6.77
$8.40 – $11.19	2,339,316	7.5	$9.50	1,082,941	$9.59
$11.20 – $13.99	2,564,265	6.0	$13.42	2,199,999	$13.36
$14.00 – $16.79	245,186	5.1	$15.89	245,186	$15.89
$16.80 – $19.59	13,000	2.4	$17.70	11,750	$17.60
$19.60 – $22.39	113,250	6.4	$20.76	102,750	$20.73
$22.40 – $25.19	80,250	6.4	$23.35	76,250	$23.33
$25.20 – $27.99	69,650	6.2	$26.86	50,425	$26.87

	6,644,745	7.0	$10.90	3,952,754	$12.68

Preferred Stock

        The Board of Directors of the Company is authorized to provide for the issuance by the Company of preferred stock in one or more series and to fix the rights, privileges, qualifications, limitations and restrictions thereof, including, without limitation, dividend rights, dividend rates, conversion rights, voting rights, terms of redemption or repurchase, redemption or repurchase prices, limitations or restrictions thereon, liquidation preferences and the number of shares constituting any series or the designation of such series, without any further vote or action by the shareholders.

Common stock

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

9.     Employee Benefit Plans

401K Plan

        Effective January 1, 1992, the Company adopted a 401(k) Plan (the "Plan"). The Plan covers all employees who meet the Plan's eligibility requirements. Employees may elect a salary reduction contribution of up to 15% of their annual compensation not to exceed the maximum amount allowed by the Internal Revenue Service.

        The Plan allows the Company to make discretionary matching contributions for non-union employees, mechanics, and certain flight attendants, equal to 25% of salary contributions up to 4% of total compensation. Effective with the ratification of the pilot's new union agreement on February 9, 2001, the Company's match for pilots is variable depending upon the pilot's length of service and the Company's operational performance. The Company's matching percentage for a pilot can range from two to six percent of eligible compensation. The Company's matching contribution for all qualified employees, if any, vests ratably over five years. Contribution expense was approximately $1.6 million, $1.1 million and $2.3 million for 2002, 2003, and 2004, respectively. The Company's contribution expense in 2001 includes estimated costs of $2.9 million for additional contributions to correct operational defects found in the Company's 401(k) plan in addition to $1 million in discretionary matching contributions. The Company's contribution expense for 2003 included a reversal of $1.2 million of the $2.9 million in estimated costs recorded in 2001 for operational defects in the Company's 401(k) plan based upon the resolution of these matters with government regulatory agencies.

Profit Sharing Programs

        The Company has profit sharing programs that result in periodic payments to all eligible employees. Profit sharing compensation, which is based on attainment of certain performance and financial goals, was approximately $10.3 million, $1.1 million, and $3.1 million in 2002, 2003, and 2004 respectively.    In 2003, the Company suspended or reduced the payouts due under the profit sharing programs. The amounts expensed in 2004 are an estimate of the liability for services through December 31, 2004 of amounts that will be due and payable upon attainment of financial goals in 2005.

10.   Income Taxes

        The provision (benefit) for income taxes based on income from continuing operations includes the following components:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Federal:
Current	$16,298	$21,778	$(43,317)
Deferred	(1,849)	15,351	(24,524)

Total federal provision	14,449	37,129	(67,841)

State:
Current	2,846	4,076	(3,033)
Deferred	(988)	2,473	(3,151)

Total state provision (benefit)	1,858	6,549	(6,184)

Total provision (benefit)	$16,307	$43,678	$(74,025)

        Income tax expense or benefit attributable to income from continuing operations differed from the amounts computed by applying the U. S. Federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	Year ended December 31,
	2002	2003	2004
	(in thousands)
Income tax expense (benefit) at statutory rate	$14,627	$39,419	$(96,308)
Increase (decrease) in tax expense (benefit) due to:
Increase (decrease) in valuation allowance	—	—	32,860
Permanent differences and other	461	1	461
State income taxes, net of federal benefit	1,219	4,258	(11,038)

Income tax expense (benefit)	$16,307	$43,678	$(74,025)

        Deferred income taxes result from temporary differences which are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than for financial reporting purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2004 and has established a valuation allowance for the full amount of the net deferred tax assets.

        The following is a summary of the Company's deferred income taxes as of December 31, 2003 and 2004:

	December 31,
	2003	2004
	(in thousands)
Deferred tax assets:
Engine maintenance accrual	$3,576	$—
Intangible assets	97	—
Air traffic liability	445	315
Allowance for bad debts	4,180	2,175
Deferred aircraft rent	797	—
Deferred credits	17,165	15,930
Accrued compensation	2,328	4,019
Accrued aircraft early retirement charge	7,192	25,481
Start up and organizational costs	752	277
Net operating loss and credit carryforwards	—	32,206
Other	7,626	10,275

Total deferred tax assets	44,158	90,678

Deferred tax liabilities:
Depreciation and amortization	(71,118)	(58,446)
Accrued expenses and other	(715)	(2,959)

Total deferred tax liabilities	(71,833)	(61,405)

Net deferred income tax (liabilities) assets before valuation allowance	(27,675)	29,273
Valuation allowance	—	(29,273)

Net deferred income tax liabilities	$(27,675)	$—

        No valuation allowance was established in 2003, as the Company believed it was more likely than not that the deferred tax liabilities would be realized in future years. At December 31, 2004, the Company has net operating loss carryforwards for Federal income tax purposes of $72.2 million which are available to offset future Federal taxable income, if any, through 2024. In addition, the Company has alternative minimum tax credit carryforwards of approximately $2.6 million, which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

11.   Commitments and Contingencies

Aircraft

        IA's commitment to purchase 34 CRJ aircraft on order is subject to certain conditions which, unless waived by IA by April 2005, can not be satisfied as a result of United's rejection in bankruptcy of the Company's United Express agreement. IA does not expect to waive the conditions and therefore does not expect to take delivery of these ordered aircraft. If IA does not waive the conditions, the remaining $3.4 million on deposit with Bombardier will be returned to IA in April 2005.

        As of March 28, 2005, IA has taken delivery of eight leased Airbus 319 aircraft and expects to take delivery of four additional leased A319s during April and May 2005. IA also has executed a purchase agreement with Airbus' wholly-owned affiliate AVSA S.A.R.L. ("AVSA") to purchase 16 Airbus A319 aircraft with six scheduled for delivery in 2006 and ten scheduled for delivery in 2007.

        As discussed in Note 16, the Company has entered into a series of agreements with GECAS as owner participant under leveraged leases relating to 24 CRJs, and with the various parties as loan participant under those leveraged leases, providing for the early termination of the leases. These 24 CRJs will be returned to GECAS from now through July 2005.

        As discussed in Note 16, IA has 33 Fairchild 328Jet aircraft that were previously operated in the Delta Connection operation. IA has completed the process of assigning the leases on 30 of these 328Jets to Delta per the terms of the Delta Connection agreement and delivered the aircraft to Delta on March 21, 2005. As part of its restructuring effort, as of the date of delivery of the aircraft to Delta, the Company has entered into agreements with the lenders in the leveraged leases of these aircraft that the lenders effectively release the Company and Independence Air from future obligations to them under the 328Jet leases. While the owner participant in the leveraged leases, a bankrupt entity that is in default of its obligations to the lenders and the Company, has not committed to a release of the Company, the lenders, which have an assignment of the owner participant's interest in the leases and have a priority of payment superior to that of the owner participant, have agreed that they will not assert any claims against the Company with respect to events occurring after assumption by Delta. The lenders have also agreed that, if Independence Air is required to make any payments under the leases and the lenders receive any portion of such payments, they will return those payments to Independence Air. In consideration for this arrangement, the Company has issued 1.5 million shares of the Company's stock. Independence Air obtained rent deferrals similar to those reached on its CRJ fleet for the remaining two leased 328Jets that are not being assigned to Delta in exchange for the issuance of 130,000 shares of FLYi common stock and is actively marketing for sale one unencumbered 328Jet owned by Independence Air. The fair value of the 1.6 million shares issued will be recorded as part of the Company's restructuring charge in the first quarter of 2005. The Company has taken an early retirement charge for the future rents due on the two remaining leased 328Jets and recorded an impairment charge for the one owned 328Jet to reflect estimated current value. The Company is actively trying to dispose of these three remaining 328Jets either through sale or sublease transactions.

        Upon the termination of the United Express agreement, the Company early retired IA's remaining J-41 turboprop aircraft and recorded a charge for the future rents to be due. As discussed in Note 16, the Company has negotiated the early lease termination for 21 of the 30 J-41s IA previously operated. Once the J-41s are returned and accepted by the lessors, the Company will be relieved of any further obligations on these aircraft. Of the remaining nine J-41s, seven are pledged as security under an Enhanced Equipment Trust Certificate transaction which the Company continues to abide by, one is owned with a related mortgage that the Company is actively looking to sell, and one is leased from a lessor that the Company will continue to negotiate with.

Deferred Compensation Arrangements

        The Company has committed to provide certain of its senior executive officers a deferred compensation plan which utilizes split dollar life insurance policies, and for a certain officer, a make-whole provision for taxes, post retirement salary based on ending salary, and post retirement benefits based on benefits similar to those currently provided to the executive while actively employed. The Company has estimated the cost of the deferred compensation and tax gross up feature, future salary and future benefits and is accruing this cost over the remaining required service time of the executive officer. The Company expensed $1.8 million, $2.5 million and $2.6 million for these benefits for the year ending December 31, 2002, 2003 and 2004, respectively. To fund the Company's obligation to the deferred compensation plans, the Company has made premium insurance payments on officer owned split dollar life insurance policies. In exchange, each officer has given the Company a collateral assignment on the value of their split dollar policy.

Training

        IA has entered into agreements with Pan Am International Flight Academy ("PAIFA") for CRJ simulator usage at PAIFA's facility near Washington Dulles. This facility currently houses three CRJ simulators, and IA believes that these facilities will be adequate to support its training requirements. The agreements require IA to purchase an annual minimum number of CRJ simulator training hours at agreed rates through 2010. The Company's payment obligations for CRJ simulator usage over the remaining years of the agreements total approximately $7.3 million as of December 31, 2004. IA has restructured its agreements with PAIFA during 2005 to reduce its simulator costs for 2005. The total minimum payment obligations for CRJ simulator usage after the restructuring total $7.1 million.

        At December 31, 2004, the Company's minimum payment obligations under the PAIFA agreements for the CRJ simulator is as follows:

(in thousands)
Year ended December 31,
2005	$1,178
2006	1,195
2007	1,214
2008	1,230
2009	1,249
Thereafter	1,268

Total	$7,334

12.   Aircraft Early Retirement Charge

        The Company has long-term lease commitments for 25 British Aerospace Turboprop J41 ("J41") aircraft and owns five J41 aircraft. During 2002 and 2003, the Company recorded aircraft early retirement operating charges and reversals totaling $24.3 million ($14.6 million net of tax) and ($27.7) million (pre-tax), respectively, for the non-discounted value of future lease payments and other costs associated with the planned retirement of its J41 aircraft. After retiring three J41s, the Company delayed the retirement schedule of IA's remaining J41 turboprop aircraft as a result of uncertainty over the Company's contractual relationship with United. As such, in the second quarter 2003, the Company reversed $34.6 million in pretax early aircraft retirement charges that had been recorded in prior periods. Under FASB Statement No. 146, which the Company adopted effective January 1, 2003, the Company now recognizes an early aircraft retirement charge as each of the remaining leased J41 aircraft is retired from its fleet. The Company retired two leased J41s in the fourth quarter of 2003 and recorded a charge of $6.9 million pretax. The Company recorded aircraft early retirement charges of $48.5 million (pre-tax) during 2004. The estimated charges relates to the retirement of a total of 21 leased J41s during 2004. The estimated early retirement charge is net of estimated remarketing income over the remaining terms of the leases based on current market conditions for subleasing transactions of J41s.

        During the fourth quarter of 2003, the Company also retired one owned J41 aircraft. The Company recognized an impairment loss of approximately $738,000 ($452,000 net of income tax) for the retired owned aircraft, which is included in depreciation expense for the year ended December 31, 2003. As of December 31, 2004, the book value of its five owned J41s is equal to current estimated fair market value. The overall debt balance on these aircraft exceeds this estimated fair market value and the Company is considering its alternatives regarding these aircraft and the associated indebtedness. As a result, the Company recognized $3.2 million and $4.5 million in additional depreciation charges related to owned aircraft for the year ended December 31, 2003 and 2004, respectively.

        Effective with the termination of the Delta Connection flying in November 2004, the Company recorded, as part of costs of discontinued operations, an early retirement charge of $7.2 million for the two 328Jets that can not be assigned to Delta. This amount was offset by the reversal of remaining deferred manufacturer's credits for the fleet of 328 aircraft of $11.6 million.

        Changes in the aircraft early retirement charge liability for the years ending December 31, 2003 and 2004 are as follows:

	2003	2004
	(in thousands)
Beginning balance as of January 1,	$46,468	$17,979
Estimated charge for aircraft early retirement	6,932	49,215
Reversal of estimated charge for aircraft early retirement	(34,586)	—
Estimated charge for aircraft early retirement that relates to discontinued operations	—	7,209
Prepaid lease payments applied to liability	—	(4,112)
Accretion of interest	—	1,414
Cash payments	(835)	(8,003)

Balance as of December 31,	$17,979	$63,702

13.   Impairment of Long-Lived Assets

        In April 2004, the Company received formal notification from Delta Air Lines that it was ending its fee-per-block hour agreement with the Company by invoking its right under the Delta Connection Agreement to terminate without cause upon 180 days notice. The Company concluded its Delta Connection operations on November 1, 2004, and its Fairchild Dornier 328 regional jet aircraft ("328JET") are no longer in service. The notification of cancellation of the contract triggered the assessment of the owned assets utilized in the Delta program under the requirements of Statement of Financial Accounting Standards No. 144 ("FAS 144") as of April 2004. As a result, the Company has recognized impairment charges of $13.8 million during 2004 recorded as discontinued operations for the owned 328JET and related spare engines and parts to record them at estimated fair market value based on market value quotes, offers from third parties, and management's best estimate of the ultimate disposition of the parts. The Company intends to continue its efforts to remarket these 328JET assets.

        Due to the current losses in 2004 and anticipated losses for 2005, the Company performed an impairment analysis of its remaining long lived assets on a total entity basis under the requirements of FAS 144. Based on the results of the analysis, the Company does not believe it has an impairment of its remaining long lived assets at this time.

14.   Discontinued Operations

        In October and November 2004, the Company ceased operating the 328Jet fleet as a Delta Connection carrier and placed the 328Jets into temporary storage pending the lease assignment of 30 328Jets to Delta Air Lines. The Company does not plan to operate the 328Jet or provide service on any of the routes which it flew as a Delta Connection carrier as part of Independence Air and expects the revenue and expenses that had been associated with the Delta Connection operation to be non-recurring in future operations. As a result, the Company is now accounting for the direct operating revenues and expenses of the Delta Connection code share agreement as discontinued operations. Since Independence Air continues to operate the CRJs that were utilized in the United Express operation and also is operating many of the same routes previously flown as United Express, the termination of the United Express code share agreement is not considered a discontinued operation. A summary of the revenues and expenses that are attributable to the discontinued Delta Connection operation for 2002, 2003 and 2004, as well as the financial position as of December 31, 2003 and 2004 are as follows:

Results of Discontinued Operations (in thousands):	2002	2003	2004
Operating revenues	$136,129	$145,935	$127,275
Operating expenses	113,495	123,311	118,309
Operating income	22,634	22,624	8,966
Income tax provision	8,832	8,774	—

Net income	$13,802	$13,850	$8,966

Financial Position of Discontinued Operations (in thousands):	2003	2004
Expendable parts inventory	$6,101	$—
Aircraft and aircraft parts	33,555	—
Assets held for sale	—	11,200
Current liabilities	(516)	(720)
Current aircraft retirement liabilities	—	(1,517)
Long-term aircraft retirement liabilities	—	(5,692)

Net assets of discontinued operations	$39,140	$3,271

15.   Air Transportation Safety and System Stabilization Act/Aviation and Transportation Security Act

        On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act ("the Stabilization Act"). The Stabilization Act provided cash grants to commercial air carriers as compensation for: (1) direct losses incurred beginning with the terrorist attacks on September 11, 2001 as a result of any FAA mandated ground stop order issued by the Secretary of Transportation (and for any subsequent order which continues or renews such a stoppage), and (2) incremental losses incurred during the period beginning September 11, 2001 and ending December 31, 2001 as a direct result of such attacks. IA was entitled to receive cash grants under these provisions. IA has complied with the requirements of the Stabilization Act and submitted its final claim. IA and the Airline Stabilization Review Team have reached agreement on $10.7 million as the total amount IA was eligible to receive as direct compensation under the Stabilization Act. IA had previously recorded and received payment of $9.7 million. As such, $0.9 million of additional government compensation was recorded in 2002. All amounts received as government compensation are subject to additional audit by the federal government for five years.

        On November 19, 2001 the President signed into law the Aviation and Transportation Security Act (the "Security Act"). The Security Act requires heightened passenger, baggage and cargo security measures to be adopted as well as enhanced airport security procedures. The Security Act created the Transportation Security Administration ("TSA") that has taken over the responsibility for conducting the screening of passengers and their baggage at the nation's airports as of February 17, 2002. The activities of the TSA are funded in part by the application of a $2.50 per passenger enplanement security fee (subject to a maximum of $5.00 per one way trip) and payment by all passenger carriers of a sum not exceeding each carrier's passenger and baggage screening cost incurred in calendar year 2000.    In the Administration's fiscal year 2006 budget it has proposed to authorize TSA to collect an additional $3.00 per passenger segment security fee, or $5.50 per segment and a maximum of $8.00 per one-way trip. If Congress accepts the Administration's proposal, IA will have to collect these additional fees from its passengers, thereby making the cost of air transportation more expensive which, in turn, may dampen demand for the services of IA. In addition, competitive pressures in the industry may preclude IA from being able to pass on the added fee such that the fee may further diminish IA's air transportation revenues.

        The Security Act imposes new and increased requirements for air carrier employee background checks and additional security training of flight and cabin crew personnel. These additional and new requirements have increased the security related costs of the Company. The Security Act also mandates and the FAA has adopted new rules requiring the strengthening of cockpit doors, some of the costs of which have been reimbursed by the FAA. IA has completed all mandatory cockpit door modifications and has been reimbursed $2.7 million under the Security Act, although the cost of such modifications exceeded this amount. At times when the aviation security threat level is elevated by the Department of Homeland Security, IA may experience security-related disruptions, including reduced passenger demand, resulting from enhanced passenger screening at airports and possible flight cancellations. IA believes that its exposure to such disruptions is no greater than that faced by other providers of regional air carrier services.

        Although the TSA has taken over the former responsibilities of the air carriers for the screening of all passengers and baggage, the TSA, as with the FAA before it, requires air carriers to adopt and enforce procedures designed to safeguard property, and to protect airport and aircraft against terrorist acts. The TSA, from time to time, may impose additional security requirements on air carriers and airport authorities based on specific threats or world conditions or as otherwise required. The TSA has issued a number of security directives and altered procedures upon changes in the Office of Homeland Security announcements of heightened threat levels, and IA has adjusted its security procedures on numerous occasions in response to these directives. IA incurred substantial expense in complying with current security requirements and it cannot predict what additional security requirements may be imposed in the future or the cost of complying with such requirements.

        On April 16, 2003, Congress passed the Emergency Wartime Supplemental Appropriations Act ("the Act"). The Act makes available approximately $2.3 billion to United States flag air carriers, a portion of which is based on each carrier's proportional share of the amounts remitted in passenger and carrier security fees by eligible air carriers to the TSA under the Stabilization Act which was earlier enacted by Congress. In the second quarter of 2003, the Company received and recorded $1.5 million in compensation under the Act. In addition to refunding previously remitted security fees, the Act waived the collection and payment by carriers of any passenger or carrier security fees imposed by the Stabilization Act for the period June 1, 2003 through September 30. 2003. The Act also extended the government's war risk insurance program which otherwise would have expired on December 31, 2002. The FAA provides war risk insurance to carriers pursuant to the Act through short-term policies, which it extends from time to time. The Company anticipates renewing the insurance through the FAA as long as it is available. No government compensation was recorded in 2004 and the Company does not anticipate receiving any further government compensation in the future.

16.   Subsequent Events

        The Company determined not to make the February 15, 2005 interest payment on its 6% Convertible Notes due 2034 because it was continuing to engage in negotiations with its aircraft lenders and lessors to restructure its obligations. Under the Note indenture, an "Event of Default" did not occur provided that the defaulted interest is paid within 30 calendar days. The Company paid the interest owing on February 18, 2005 to the trustee and the noteholders received their interest payment before the expiration of the 30-day grace period.

        On February 18, 2005, the Company and Independence Air entered into a series of agreements with GECAS as owner participant under leveraged leases relating to 24 CRJs, and with the various parties as loan participant under those leveraged leases, providing for the early termination of the leases. These agreements provide for the amendment of the leases to shorten the term of the leases such that they expire between February 2005 and July 2005. The agreements also reduce the rent between January 1, 2005 and the date of the lease expiration to the amount of accrued interest on the underlying leveraged lease loans. Under the agreements, Independence Air will be required to meet certain amended return conditions and to deliver the aircraft to the lessors by agreed dates, but upon satisfaction of these obligations will have no further rent obligations with respect to periods after the amended lease expiration dates, for these aircraft. The termination of the 24 leases will result in a non-cash accounting charge currently estimated at $7.5 million to be taken as the leases are terminated to reflect the write-off of deferred credits that resulted from training, spare parts, and other services previously provided by the manufacturer to the Company net of accruals for prepaid rents for these aircraft. The return of the 24 CRJs will save approximately $30 million in rent on an annual basis.

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

        On February 18, 2005, Independence Air entered into a term loan agreement with GECAS for $16.2 million and borrowed the full amount available under the term loan. The loan bears interest at a spread over three month Libor based on an agreed market rate, and is payable in 60 monthly installments ranging from approximately 1.4% of principal to approximately 2.0% of principal, with a final maturity on February 18, 2010. Independence Air is not permitted to voluntarily prepay the loan for three years and may do so thereafter only if it provides a letter of credit or other acceptable security in an amount equal to the payments that are being deferred under leases of 13 CRJ aircraft. The loan is secured by Independence Air's 11 CRJ spare engines and all of its CRJ spare parts. The loan agreement also provides that the sum of the outstanding amounts of the loan and lease deferral amounts may not exceed specified percentages of the appraised values of the collateral. If these percentages are exceeded, Independence Air is required to make a partial prepayment on the loans or provide additional collateral to restore compliance. Subject to these requirements, Independence Air is permitted to dispose of collateral to the extent they become surplus to normal operations.

        Independence Air has amended, as of February 18, 2005, the operative lease or loan agreements for a total of 52 CRJ aircraft that are financed through leveraged leases or through mortgage loan financings, to revise the rental and loan payment structure from semi-annual payments to monthly payments and to defer approximately $70 million of the rent or loan payments that would have been due between January 2005 and February 2007. Depending on which operative lease or loan agreement, interest at a rate of Libor plus 250 basis points or a fixed rate of 7.01% will be charged on the outstanding deferral balance. The interest portion of the payments will be paid monthly retroactive to January 1, 2005, and the principal portion of the deferred rent and loan payments will be repaid on a monthly basis beginning in May 2006 through the end of the lease or loan term.

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

        During 2005, Independence Air has entered into a series of agreements for the consensual early termination of leases for 21 of the 30 Jetstream 41 ("J41") turboprop aircraft that were previously retired from the Company's operating fleet and are not currently used in Independence Air operations. The agreements are with the lessors of those aircraft, with the lenders in the leveraged leases covering three of the aircraft, and with the manufacturer that provided certain residual support in connection with the leases.

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

        The agreements with the lessors of the J41 aircraft provide for the early termination of the leases, the return of the aircraft to the lessors, and the elimination of future rent obligations. These agreements were entered into as of January 14, 2005 for four aircraft and as of February 18, 2005 for an additional 17 aircraft. These lease terminations are expected to reduce Independence Air's net payments during the period from January 2005 through February 2007 by approximately $13.5 million. Independence Air will be responsible for certain return obligations with respect to these aircraft, but upon satisfaction of these obligations will have no further rent obligations with respect to these aircraft. Independence Air posted, at the time it initially entered into the original leases, a total of $3.7 million in security deposits applicable to the J41 aircraft that are subject to these agreements. Independence Air has permanently relinquished its claim to $2.2 million of these deposits and conditionally relinquished its claim to the remainder of these deposits. Independence Air is not able to currently estimate how much, if any, of the remaining $1.5 million of deposits may be returned to it. The Company previously recorded an early retirement charge for the J41 aircraft as they were removed from operation. The early retirement charges previously recorded for these aircraft will be reconciled as the actual costs of the lease terminations are recorded in 2005.

        The Company and Independence Air agreed to provide consideration to the counterparties for entering into these agreements including cash payments totaling approximately $3.5 million and the issuance of interest bearing promissory notes totaling approximately $2.6 million bearing interest at 6.75% payable monthly and with equal payments of principal and interest monthly from February 2007 through June 2010. The Company also agreed to issue non-interest bearing convertible notes in the total amount of $20,952,113, convertible into 3,619,127 shares of the Company's stock. Independence Air also agreed to various terms with respect to the redelivery of the aircraft and in certain cases, to the condition of the aircraft upon return.

        Independence Air had previously disclosed that, as a result of the termination of its Delta Connection agreement without cause, it had the right to assign to Delta Air Lines, Inc. ("Delta") leases for 30 Fairchild Dornier 328 regional jet (328Jet) aircraft formerly used in Delta Connection operations and to require Delta to assume the leases. In its prior disclosure, the Company indicated that it would continue to be liable for future obligations under the leases in the event that Delta at any time did not fulfill those obligations. On March 21, 2005, Independence Air completed the delivery of these aircraft to Delta in connection with the assignment and assumption of the lease obligations. As part of its restructuring effort, as of the date of delivery of the aircraft to Delta, the Company has entered into agreements with the lenders in the leveraged leases of these aircraft that the lenders effectively release the Company and Independence Air from future obligations to them under the 328Jet leases. While the owner participant in the leveraged leases, a bankrupt entity that is in default of its obligations to the lenders and the Company, has not committed to a release of the Company, the lenders, which have an assignment of the owner participant's interest in the leases and have a priority of payment superior to that of the owner participant, have agreed that they will not assert any claims against the Company with respect to events occurring after assumption by Delta. The lenders have also agreed that, if Independence Air is required to make any payments under the leases and the lenders receive any portion of such payments, they will return those payments to Independence Air. In consideration for this arrangement, the Company has issued 1.5 million shares of the Company's stock. Independence Air obtained rent deferrals similar to those reached on its CRJ fleet for the remaining two leased 328Jets that are not being assigned to Delta in exchange for the issuance of 130,000 shares of FLYi common stock and is actively marketing for sale one unencumbered 328Jet owned by Independence Air. The fair value of the 1.6 million shares issued will be recorded as part of the Company's restructuring charge in the first quarter of 2005.

        Independence Air's collective bargaining agreement with the AFA-CWA, which was ratified in October 1998, became amendable in October 2002. Independence Air and AFA-CWA reached a Tentative Agreement on February 10, 2005 and the agreement was ratified on March 21st, 2005. The new agreement will be amendable July 31, 2007. The agreement is designed to address quality of life issues that were of concern to the work group and to update work rules of interest to the parties, and provides for the first pay rate increase to be effective in August 2006.

17.   Litigation

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

        The Company and the Air Line Pilots Association ("ALPA") have not been able to agree over the interpretation of the collective bargaining agreement with respect to the cancellation in March 2003 of certain pilot vacancies. Under the Railway Labor Act, the parties have submitted the issue of the interpretation of the labor agreement to arbitration. If ALPA's position is upheld, the arbitrator will determine whether any amounts are owed by the Company.

        One party participating as a lender in the leveraged lease of a single CRJ aircraft declined to participate in negotiations to restructure the transaction, and chose to exercise its available remedies following the Company's failure to pay the aircraft's lease rents when due. On January 27, 2005, the Company was served with a lawsuit in the Superior Court of the State of New York seeking, among other things, termination of the lease, repossession of the aircraft and damages resulting from the early termination. Because of the obligation to mitigate damages with respect to the aircraft, the Company cannot assess the amount, if any, that will ultimately be recovered in damages.

        In addition to those matters discussed above, the Company is a party to routine litigation all of which is viewed to be incidental to its business, and none of which the Company believes are likely to have a material effect on the Company's financial position or the results of its operations.

18.   Financial Instruments

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

        The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows (brackets denote liability):

	December 31, 2003		December 31, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$95,879	$95,879	$5,219	$5,219
Short-term investments	202,055	202,055	163,984	163,984
Accounts receivable	9,071	9,071	54,395	54,395
Accounts payable	(24,842)	(24,842)	(23,273)	(23,273)
Long-term debt	(133,971)	(143,373)	(230,230)	(159,472)

19.   Cash Flow Information

        Supplemental disclosures of cash flow information:

	Year ended December 31,
	2002	2003	2004
	(in thousands)
Cash paid during the period for:
— Interest	$4,382	$5,657	$11,192
— Income taxes	24,353	26,158	5,299
Non-cash transactions for:
— Purchase of aircraft	$—	$83,258	$9,000

        The following non-cash investing and financial activities took place in 2002, 2003 and 2004:

        In 2002, the Company capitalized $1.4 million (net of a reversal $1.1 million of capitalized interest in connection with the cancellation of future deliveries of 328Jets due to the Fairchild Dornier insolvency) in interest related to $44.8 million on deposit with aircraft manufacturers.

        In 2003, the Company capitalized $0.1 million (net of a reversal $0.8 million of capitalized interest related to CRJ aircraft that were scheduled to be delivered in 2004 and 2005) in interest related to $38.8 million on deposit with Bombardier.

        In 2003, the Company obtained $30.7 million in seller financing for two aircraft and agreed with the seller to apply the present value of a portion of future manufacturer's credits and payments toward the purchase of goods and services, including aircraft on order. This resulted in $43.5 million of deferred credits that are being amortized over the life of the aircraft associated with the original manufacturer's credit.

        During 2004, the Company used manufacturer financing to satisfy a requirement to pay $9 million in progress payment deposits on future deliveries of A319 aircraft and capitalized $1.6 million in interest related to the deposits being held by Airbus.

        In 2004, the Company used approximately $35.4 million of the purchase deposits held by Bombardier to repay the outstanding debt balance on two CRJs and to pay outstanding trade payables owed to Bombardier and its affiliates.

20.   Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires all share based payments to employees, including employee stock option grants, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. Under SFAS 123(R), the Company will begin recognizing compensation expense for, the portion of outstanding stock option awards for which the requisite vesting period has not yet been met, and any new awards over the requisite vesting period, based on the fair value of these awards at date of grant. The Company is still evaluating the impact of SFAS 123(R) on its financial statements.

21.   Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
	(in thousands, except per share amounts)
Operating revenues	$176,950		$154,351		$74,656		$94,133
Operating income (loss)	5,138	(1)	(41,575	)(1)	(120,694	)(1)	(108,162	)(1)
Income (loss) from continuing operations(4)	476		(27,624	)(1)	(94,883	)(1)	(79,108	)(1)
Discontinued operations(4)	3,148		548		12,209		(6,939)
Net income (loss)	$3,624		$(27,076)		$(82,674)		$(86,047)
Income (loss) per share from continuing operations
Basic	$0.01		$(0.61)		$(2.09)		$(1.75)
Diluted	$0.01		$(0.61)		$(2.09)		$(1.75)
Income per share from discontinued operations
Basic	$0.07		$0.01		$0.27		$(0.15)
Diluted	$0.07		$0.01		$0.27		$(0.15)
Net income (loss) per share
Basic	$0.08		$(0.60)		$(1.82)		$(1.90)
Diluted	$0.08		$(0.60)		$(1.82)		$(1.90)
Weighted average shares outstanding
Basic	45,334		45,334		45,340		45,340
Diluted	45,417		45,334		45,340		45,340
	Quarter Ended
	March 31, 2003	June 30, 2003		September 30, 2003	December 31, 2003
Operating revenues	$166,579	$191,213		$185,090	$187,594
Operating income (loss)	(455)	71,132	(2)(3)	31,031	13,571	(2)
Income (loss) from continuing operations(4)	(640)	42,017	(2)(3)	17,449	10,123	(2)
Discontinued operations(4)	2,636	3,718		3,883	3,613
Net income	$1,996	$45,735		$21,332	$13,736
Income (loss) per share from continuing operations
Basic	$(0.01)	$0.93		$0.38	$0.22
Diluted	$(0.01)	$0.93		$0.38	$0.22
Income per share from discontinued operations
Basic	$0.05	$0.08		$0.09	$0.08
Diluted	$0.05	$0.08		$0.09	$0.08
Net income per share:
Basic	$0.04	$1.01		$0.47	$0.30
Diluted	$0.04	$1.01		$0.47	$0.30
Weighted average shares outstanding:
Basic	45,225	45,247		45,333	45,333
Diluted	45,328	45,344		45,425	45,648

(1)
The Company recorded aircraft early retirement and impairment charges in the first, second, third and fourth quarters of 2004 of $6.8 million, $21.9 million, $19.9 million and $1.6 million, respectively.

(2)
In the second and fourth quarters of 2003, the Company recorded aircraft early retirement charges. The amount of the charges were $(34.6) million (pre-tax) credit in the second quarter to reverse amounts recorded in the years ended 2001 and 2002 and $6.9 million (pre-tax) in the fourth quarter.

(3)
Includes government compensation of $1.5 million in the second quarter of 2003.

(4)
The cancellation of the Delta Connection agreement has been evaluated by the Company to qualify as a discontinued operation. As such, the operating revenues and expenses, including early retirement and impairment charges, attributable directly to the Delta Connection operation have been reclassified from operating results to discontinued operations, net of applicable income taxes, for all periods presented.

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

        The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has carried out an evaluation of the effectiveness as of December 31, 2004 of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Form 10-K/A, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the principal executive officer and principal financial officer, particularly during the period when the Company's periodic reports are being prepared.

Evaluation of Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f). Management's evaluation of the effectiveness as of December 31, 2004 of the Company's internal control over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and the review thereof by the Company's independent registered public accounting firm, have not yet been completed. There can be no assurance that management and/or its independent registered public accounting firm will conclude that the weaknesses described in the Company's Form 10-Q for the quarter ended September 30, 2004 were adequately addressed as of December 31, 2004, or that other conditions will not be determined to have constituted significant deficiencies and/or material weaknesses as of December 31, 2004. Securities and Exchange Commission Release No. 34-50754 provides certain companies, including the Company, up to 45 additional days beyond the required filing date of the Form 10-K to which this Form 10-K/A relates for the filing of management's annual report on internal control over financial reporting, and the related attestation report of the independent registered public accounting firm on management's report on internal control over financial reporting and the related report of the independent registered public accounting firm. The Company expects to file such materials in an amendment to this Form 10-K/A, which is expected to be filed no later than May 2, 2005.

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
10.12(a) (notes 12 & 22)	Second Amended and Restated Severance Agreement, dated as of July 25, 2001, between the Company and Kerry B. Skeen.
10.12(b) (notes 11 & 22)	Amended and Restated Severance Agreement, dated as of December 28, 2001, between the Company and Thomas J. Moore.
10.12(c) (notes 1 & 22)	Amended and Restated Severance Agreement between the Company and Richard J. Surratt, dated as of December 30, 2004.
10.12(d) (notes 1 & 22)	Form of Severance Agreement substantially similar to the agreements with William Brown and Eric Nordling, dated as of December 30, 2004.
10.12(f) (notes 6 & 22)	Letter Agreement Clarifying the Severance Agreement with Thomas J. Moore, dated as of December 16, 2003.
10.13(a) (note 8)	Form of Indemnity Agreement. The Company has entered into substantially identical agreements with the individual members of its Board of Directors.
10.23 (note 6)	Amended and Restated Loan and Security Agreement dated July 31, 2003 between Atlantic Coast Airlines and Wachovia Bank, National Association.
10.24 (notes 17 & 22)	Atlantic Coast Airlines, Inc. 1995 Stock Incentive Plan, as amended as of May 5, 1998.
10.245 (notes 14 & 22)	2000 Stock Incentive Plan of Atlantic Coast Airlines Holding, Inc.

10.246 (notes 8 & 22)	Non-Executive Officer Stock Plan of Atlantic Coast Airlines Holdings, Inc.
10.247 (notes 8 & 22)	Non-Officer Option Grant Program of Atlantic Coast Airlines Holdings, Inc.
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
10.41A(2) (notes 1 & 21)	Letter Agreement between Independence Air, Inc. and Bombardier Aerospace dated November 29, 2004 relating to the sale of BCI Financed Aircraft and Deposits Allocation.
10.42 (notes 4 & 21)
Airbus A319/A320/A321 Purchase Agreement by and between AVSA, S.A.R.L, a société à responsabilité limitée organized and existing under the laws of the Republic of France, and Atlantic Coast Airlines, dated April 1, 2004.
10.43 (notes 1 & 21)	General Terms of Sale Between IAE International Aero Engines Ag and Atlantic Coast Airlines Dated Effective September 30, 2004.
10.50(a) (note 19)	Form of Purchase Agreement, dated September 19, 1997, among the Company, Atlantic Coast Airlines, Morgan Stanley & Co. Incorporated and First National Bank of Maryland, as Trustee.
10.50(b) (note 19)	Form of Pass Through Trust Agreement, dated as of September 25, 1997, among the Company, Atlantic Coast Airlines, and First National Bank of Maryland, as Trustee.
10.50(c) (note 19)	Form of Pass Through Trust Certificate.
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
10.80 (note 19)	Ground Lease Agreement Between The Metropolitan Washington Airports Authority And Atlantic Coast Airlines dated as of June 23, 1997.
10.85 (note 17)	Lease Agreement Between The Metropolitan Washington Airports Authority and Atlantic Coast Airlines, with amendments as of January 1, 1999.
12.1 (note 1)	Ratio of Earnings to Fixed Charges
21.1 (note 1)	Subsidiaries of the Company.
23.1 (note 1)	Consent of KPMG LLP.
31.1 (note 1)	Certification of CEO.
31.2 (note 1)	Certification of CFO.
32.1 (note 1)	Certification pursuant to 8 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Notes

(1)
Filed as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(2)
Intentionally Omitted.

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

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2005.

FLYi, INC.
By:	/s/ Kerry B. Skeen Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2005.

Name	Title

/s/ Kerry B. Skeen	Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)
/s/ Thomas J. Moore	Director, President and Chief Operating Officer
/s/ Richard J. Surratt	Executive Vice President, Treasurer and Chief Financial Officer (Principal financial officer)
/s/ David W. Asai	Vice President, and Controller (Principal accounting officer)
/s/ C. Edward Acker Director	/s/ Robert E. Buchanan Director
/s/ Susan MacGregor Coughlin Director	/s/ Caroline M. Devine Director
/s/ Daniel L. McGinnis Director	/s/ James C. Miller III Director

QuickLinks

Table of Contents
Explanatory Note
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA (Dollars in thousands, except per share amounts and operating data)
  Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Consolidated Financial Statements
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
FLYi, INC. Consolidated Balance Sheets
FLYi, INC. Consolidated Statements of Operations
FLYi, INC. Consolidated Statements of Stockholders' Equity
FLYi, INC. Consolidated Statements of Cash Flows
FLYi, INC. Notes to Consolidated Financial Statements
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Auditor Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES