Form 10-K/A
period 2004-12-31
FLYI INC
filed 2005-05-02
CIK 904020

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 2

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This Annual Report on Form 10-K/A Amendment No. 2 amends the Company’s previously filed Annual Reports on Form 10-K and 10-K/A for the fiscal year ended December 31, 2004. This amendment is being filed to report (1) the Company’s management report on internal control over financial reporting and the related attestation report of our independent registered public accounting firm and (2) the inclusion of Part III, Items 10 through 14.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining “disclosure controls and procedures,” as defined in Exchange Act Rule 13a-15(e). Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee, that it will succeed in its stated objectives.

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has carried out an evaluation of the effectiveness as of December 31, 2004 of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the principal executive officer and principal financial officer, particularly during the period when the Company’s periodic reports are being prepared.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the Unites States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2004, as required by Section 404 of the Sarbanes Oxley Act of 2002 and SEC regulations. Management’s assessment is based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.

KPMG LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this Annual Report, has issued an attestation report on internal control over financial reporting as of December 31, 2004, and management’s assessment of internal control over financial reporting.  This KPMG attestation report follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

FLYi, Inc:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that FLYi, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FLYi, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 25, 2005 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern.

KPMG LLP

McLean, VA

April 29, 2005

PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth the names, ages and positions with the Company of the persons who serve as our directors as of April 28, 2005.  There are no family relationships among the directors.

Name	Age	Position	Director Since

Kerry B. Skeen	52	Chairman of the Board of Directors, Chief Executive Officer	1991
Thomas J. Moore	48	President, Chief Operating Officer and Director	1997
C. Edward Acker	76	Director	1991
Robert E. Buchanan	62	Director	1995
Susan MacGregor-Coughlin	59	Director	1997
Caroline (Maury) Devine	54	Director	2002
Daniel L. McGinnis	66	Director	2000
James C. Miller III	62	Director	1995

Kerry B. Skeen.  Mr. Skeen is a co-founder of the Company and has been Chairman of the Board of Directors since January 2000, a director since October 1991, and Chief Executive Officer since March 1995.  He was President from October 1992 through December 1999, Executive Vice President from October 1991 to October 1992, and Chief Operating Officer from October 1992 through March 1995.  Mr. Skeen was President of the Atlantic Coast division of WestAir Commuter Airlines, Inc. (“WestAir”) from 1989 until it was acquired by the Company in 1991.  From 1987 to 1989, Mr. Skeen was Vice President of Marketing and Sales of WestAir and, in 1989, was named Senior Vice President of WestAir.  Mr. Skeen began his career in the airline industry with Delta Airlines in 1983.

Thomas J. Moore.  Mr. Moore became President of the Company in January 2000 and has been a director and Chief Operating Officer since April 1997.  He was Executive Vice President from April 1997 through December 1999, and was Senior Vice President of Maintenance and Operations from June 1994 until April 1997.  Prior to joining the Company, Mr. Moore spent nearly ten years with Continental Airlines in Houston, Texas, where he served at different times in the positions of Staff Vice President, Senior Director of Technical Planning, Director of Financial Planning and Division Controller.

C. Edward Acker.  Mr. Acker is a co-founder of the Company and has been a director since October 1991.  He was Chairman of the Board of Directors from April 1993 through December 1999, Chief Executive Officer from October 1991 to March 1995, Vice Chairman from October 1991 to April 1993, and President from October 1991 to October 1992.  Mr. Acker continues to serve in an advisory capacity to the Chairman.  Mr. Acker served as Chairman and Chief Executive Officer of Pan American World Airways, Inc. from 1981 until 1988.  Since 1988, Mr. Acker has served as Chairman of The Acker Group, a private company that acts as both principal and adviser in airline-related transactions, and as a partner in Elsbury & Acker, an oil and natural gas exploration company.  From February 1995 until February 1996, Mr. Acker served as Chairman and Chief Executive Officer of BWIA International Airways, Ltd.  From 1993 to the present, he has served as Chairman of the Board and President of Air Assets, Inc., the parent of Martinaire Inc., which provides contract air cargo transportation for UPS and DHL.  Since 2004, Mr. Acker has served as the Managing Principal of Intrepid Equity.

Robert E. Buchanan.  Mr. Buchanan has been a director since March 1995.  Mr. Buchanan is President of Buchanan Companies, LLC and is Principal of Buchanan Partners, LLC, a metropolitan Washington, D.C. real estate firm specializing in commercial and retail development, construction and property management in suburban Washington.  Mr. Buchanan presently serves on the Board of Directors of the Washington Airports Task Force and the Economic Development Commission of Loudoun County, Virginia (former Chairman), which is home to the Company’s corporate office and its hub at Washington-Dulles International Airport.  He is also a member of the advisory board for George Washington University’s Virginia campus and a Trustee for the Greater Washington Initiative.

Susan MacGregor Coughlin.  Mrs. Coughlin has been a director since October 1997.  In June 2002, Mrs. Coughlin became President and Chief Executive Officer of the Aviation Safety Alliance.  Prior to joining ASA, she served as President and Chief Operating Officer of the American Transportation Research Institute, a position she held since November 2000.  Previously she was the Director and Chief Operating Officer of the ATA Foundation, the research and education organization of the American Trucking Associations, from April 1998 to November 2000.  She also has been the President of Air Safety Management Associates, an aviation consulting firm, since October 1997.  From August 1995 to October 1997 she was President and Chief Operating Officer of BDM Air Safety Management Corp., which designs and develops air traffic control systems, and from April 1994 to August 1995 was a Senior Vice President and General Manager in the transportation systems division of BDM Federal, Inc.  She was confirmed by the United States Senate in 1990 as a member of the National Transportation Safety Board and served until mid-1994.  She served as Board Vice Chairman for two consecutive terms in 1990 and 1992 and served as Acting Chairman in 1992.  She held various positions with the U.S. Department of Transportation from 1987 to 1990 and from 1981 to 1983, and with the Export-Import Bank of the U.S. from 1983 to 1987.  Mrs. Coughlin also serves on the board of Sensis Corporation, which specializes in the development of innovative surveillance technology applications for a growing international client base, including both commercial and civil markets.

Caroline (Maury) Devine.  Ms. Devine has been a director since June 2002.  She has most recently been a Fellow at Harvard University’s Belfer Center for Science and International Affairs (2000-2003).  Prior to this, Ms. Devine held various positions with Mobil Corporation.  From 1996-2000, she was President of Mobil’s Norwegian affiliate engaged in the exploration and production of oil and gas in the North Sea and the Norwegian Sea.  From 1994-1996, Ms. Devine served as Secretary of Mobil Corporation.  Elected by Mobil’s Board of Directors, she was responsible for shareholder relations and governance issues affecting Mobil and its 750 affiliates and subsidiaries.  From 1990 to 1994, Ms. Devine was responsible for Mobil’s international government relations with particular emphasis on Vietnam, Indonesia, Nigeria and Russia.  Before joining Mobil in 1988, Ms. Devine served 15 years in the U.S. Government in positions at the White House and the U.S. Department of Justice.  Ms. Devine is currently a member of the Council on Foreign Relations and serves as Vice Chairman of the Board of Directors of the Norwegian multinational corporation, DNV (Det Norske Veritas).  She also serves on the Boards of the Friends of the Corcoran Museum of Art, the Washington Jesuit Academy and the National Foreign Language Center.

Daniel L. McGinnis.  Mr. McGinnis has been a director since March 2000.  From June 1999 until his retirement in June 2002 he was President, CEO and Director of Sotas, Inc., a developer and manufacturer of telecommunications equipment with subsidiaries in India and the United Kingdom.  From

August 1998 until January 1999 he was Senior Vice President of Tellabs Inc., a provider of voice and data transport and access systems, and General Manager of the N.E.T.S.  Group of Tellabs.  Prior to Tellabs, he was President, Chief Executive Officer and a Director of Coherent Communications Systems Corporation from 1988 until Tellabs acquired it in 1998.  Previously, he served as Division Controller for Bausch & Lomb, and held senior engineering and sales management positions at Air Products & Chemicals, Clark, Ltd. (U.K.) and Hercules, Inc.  Other former positions held include Chairman of Coherent UK, Ltd., Director of Cohpac, Ltd. (Australia), President of Bausch & Lomb Insurance Co., and Director of Sotas (India) Ltd.  Other current positions include Director of the George C. Marshall International Center, member of the Northern Virginia Roundtable, Managing Director of The Weatherly Company, LLC, member of the advisory board for George Washington University’s Virginia campus and the advisory board for an investment fund of the Robert W. Baird Company.  Other former board positions include the Washington Airports Task Force, the Loudoun County Economic Development Commission, and Loudoun Healthcare, Inc.

James C. Miller III.  Dr. Miller has been a director since March 1995.  Since April 2002, Mr. Miller has been chairman of The CapAnalysis Group, LLC, an affiliate of Howrey Simon Arnold & White, LLP.  CapAnalysis provides assessments of complex financial, economic, and regulatory issues.  From October 1998 until April 2002, he was Chairman and Distinguished Fellow of Citizens for a Sound Economy Foundation, a citizen’s group that advocates market-based solutions to public policy problems.  Dr. Miller now serves as an Emeritus Member of that Foundation’s Board of Directors.  He also has served as a consultant to the Federal Home Loan Mortgage Corporation (Freddie Mac) since December 2000.  He has been a Distinguished Fellow at the Center for Study of Public Choice at George Mason University since October 1988.  Dr. Miller was appointed by President George W. Bush to serve on the Board of Governors of the U.S. Postal Service in April 2003, and was confirmed by the Senate in November 2004, and was named Chairman of the Board of Governors in January 2005.  He also serves as an Emeritus Member of the Boards of Directors for the Tax Foundation and the Progress & Freedom Foundation.  Dr. Miller is a Senior Fellow (by courtesy) of the Hoover Institution at Stanford University.  He is a director and audit committee member of the J.P. Morgan Value Opportunities Fund as well as three funds that are part of the American Funds’ family of funds (Washington Mutual Investors Fund, the Tax Exempt Fund of Maryland and the Tax Exempt Fund of Virginia).  From 1985 to 1988, he served as Director of the Office of Management and Budget and as a member of President Reagan’s cabinet.  From 1981 to 1985, he was Chairman of the Federal Trade Commission.  Dr. Miller wrote his Ph.D. dissertation on airline scheduling and co-authored a Brookings Institution volume on airline regulation.

EXECUTIVE OFFICERS

The following table sets forth the name, age as of April 28, 2005, and position of each executive officer of the Company.  Background information for Messrs. Skeen and Moore is described above.  There are no family relationships among the executive officers.

Name	Age	Position	Director Since

Kerry B. Skeen	52	Chairman of the Board of Directors, Chief Executive Officer	1991
Thomas J. Moore	48	President, Chief Operating Officer and Director	1997
Richard J. Surratt	44	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	1999
William E. Brown	42	Senior Vice President – Maintenance and Operations	2003
Eric I. Nordling	40	Senior Vice President – Marketing	2003
Richard J. Kennedy	50	Vice President, General Counsel and Secretary	1996
David W. Asai	49	Vice President –Controller and Assistant Secretary	1998

Richard J. Surratt.  Mr. Surratt has served as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary since December 2001 and served as Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary from December 1999 to December 2001.  From 1990 until joining the Company Mr. Surratt was with Mobil Corporation.  During that time he held a number of executive management positions in corporate finance, accounting and new business development.  From April 1998 to December 1999, he was Director in the Mergers and Acquisitions Group, functioning as the lead finance member for that team.  Prior to that position he served as Treasurer of Latin America for the company.  In addition to his experience at Mobil, he also spent six years in various management and engineering positions with Advanced Marine Enterprises.  Mr. Surratt is a Certified Public Accountant.

William E. Brown.  As Senior Vice President of Maintenance and Operations, Mr. Brown is responsible for all elements of flight operations, maintenance, labor relations and purchasing.  He joined the Company in July 2003.  He has 19 years of experience in the airline industry, spending four years with Midwest Airlines as Vice President of Maintenance and Engineering from October 1999 to January 2003 and 13 years with American Airlines from September 1986 to September 1999 in various maintenance management positions, with his last position being Product Manager from February 1997 to September 1999.  In addition to his management experience, he is also a multi-engine rated pilot and holds an airframe and power plant license.

Eric I. Nordling.  Mr. Nordling has served as Senior Vice President, Marketing since September 2003.  Mr. Nordling has been with the Company since 1997 and previously held the positions of Vice President of Corporate Planning from December 2000 to August 2003 and Vice President of Market Planning from May 1997 to November 2000.  Prior to 2001, during the period in which the Company was responsible for its own route selection, aircraft scheduling, pricing and revenue management, he was in charge of those functions for the Company as the Vice President of Market Planning.  He has 18 years experience in the airline industry, holding a variety of positions in the areas of marketing, planning and maintenance.  Before coming to the Company, he spent two years with Delta Air Lines, where he served as Manager of Pricing and Revenue Management for the company’s western U.S. operations.  From 1994 to 1995, he was director of revenue management for MarkAir in Anchorage Alaska.  From 1986 to 1992, Mr. Nordling held a variety of positions with United Airlines at their world headquarters outside Chicago and their maintenance operations base in San Francisco.

Richard J. Kennedy.  Mr. Kennedy has served as General Counsel and Secretary since May 1996 and was named Vice President in November 1997.  From October 1991 until joining the Company in May 1996, he was with British Aerospace Holdings, Inc., where he served in various capacities with duties that included contract negotiation, aircraft finance, and financial restructuring.  Previously he was a private attorney in Washington, D.C. for over ten years.

David W. Asai.  Mr. Asai has served as Vice President, Controller and Assistant Secretary since January 1998.  From December 1994 until that time, he served as Vice President, Controller and Chief Accounting Officer at Reno Air, Inc.  From July 1992 to November 1994, Mr. Asai was Vice President - Finance and Chief Financial Officer of Spirit Airlines, Inc.  From 1981 to June 1992, Mr. Asai was employed by Midway Airlines, Inc. in various capacities, including Director of Financial Planning and Analysis.  Mr. Asai is a Certified Public Accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than ten percent of the Common Stock to file with the Securities Exchange Commission, the Nasdaq Stock Market and the Company, reports on Forms 4 and Forms 5 reflecting transactions affecting beneficial ownership.  Based solely upon its review of the copies of such forms, the Company believes that, during fiscal year 2004, all persons complied with such filing requirements except that Mr. McGinnis failed to timely file one report regarding four purchases.

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the Audit Committee are Mrs. Coughlin, Mr. McGinnis, and Mr. Miller, who serves as Chairman.

Audit Committee Financial Experts

The Board of Directors has determined that all of the Company’s current Audit Committee members are financially literate and that Mr. Miller and Mr. McGinnis are audit committee financial experts as defined by Item 401(h) of Regulation S-K under the Exechange Act and are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Method for Shareholders to Recommend Director Nominees

Since the process was described in the proxy statement for the Company’s 2004 Annual Meeting of Shareholders, there have been no material changes to the method by which the Company’s shareholders may recommend to nominees for the Company’s Board of Directors.

Codes of Conduct

The Company has adopted the Code of Ethics for FLYi, Inc.’s Members of the Board of Directors, the Code of Ethics for FLYi, Inc.’s Chief Executive Officer and Senior Financial Officers and the Code of Ethics and Business Conduct for FLYi, Inc.’s Employees.  These Codes are posted on the Company’s website at www.flyi.com, under the “Company” heading.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information regarding the compensation of the Company’s Chief Executive Officer, the Company’s four other most highly compensated executive officers serving as executive officers at December 31, 2004.  Bonus amounts reflect amounts earned for the specified year regardless of when paid.

	Annual Compensation				Long Term Compensation Awards
Name and Current Position	Year	Salary	Bonus(1)	Other Annual Compensation(2)	Securities Underlying Options(3)	All Other Compensation(4)

Kerry B. Skeen	2004	$421,950	$—	$39,362	200,000	$435,000
Chairman of the Board and Chief	2003	403,212	267,128	34,872	270,000	435,000
Executive Officer	2002	400,535	434,408	34,638	200,000	456,700

Thomas J. Moore	2004	266,750	—	14,615	100,000	275,000
President and Chief	2003	254,904	137,011	16,427	137,000	275,000
Operating Officer	2002	253,312	219,315	19,294	100,000	247,500
Richard J. Surratt	2004	208,550	—	8,663	75,000	161,250
Executive Vice President, Chief	2003	199,289	107,118	9,934	129,000	161,250
Financial Officer and Treasurer	2002	197,758	171,306	8,751	75,000	146,250

William E. Brown (5)	2004	167,308	—	9,636	25,000	—
Senior Vice President Maintenance & Operations	2003	75,757	31,010	1,454	35,000	—

Eric I. Nordling (6)	2004	150,000	—	2,932	25,000	—
Senior Vice President Marketing	2003	124,154	47,233	—	50,000	—

(1)                                  The chart below summarizes and compares the annual cash compensation in 2002, 2003 and 2004, based on the sum of each officer’s annual salary and bonus.  Mr. Brown joined the Company in July 2003.

Name	Year	Aggregate of Annual Salary and Bonus

Kerry B. Skeen	2004	$421,950
	2003	$670,340
	2002	$869,581

Thomas J. Moore	2004	$266,750
	2003	$391,915
	2002	$491,921

Richard J. Surratt	2004	$208,550
	2003	$306,407
	2002	$377,815

William E. Brown	2004	$167,308
	2003 (July to December)	$106,767

Eric I. Nordling	2004	$150,000
	2003	$171,387

(2)                                  Represents amounts reimbursed during each year for the payment of taxes in order to make the named executive officers whole for medical and life insurance, financial planning assistance, long-

term disability coverage and, for Mr. Skeen only, costs associated with an automobile.  Also includes perquisites where the dollar value of these personal benefits in each reported year exceeded the lesser of $50,000 or ten percent of each executive officer’s salary and bonus amounts.

(3)                                  On March 15, 2005, Messrs. Skeen, Moore and Surratt voluntarily forfeited the options shown in this table that were granted to them in 2003 and 2002.

(4)                                  The amounts reported for 2004 represent accruals by the Company to deferred compensation accounts for each of the named executive officers pursuant to employment agreements with each covered executive.  Deferred compensation benefits are applied to indirectly finance an insurance policy for the benefit of each executive.

(5)                                  Mr. Brown joined the Company in July 2003 as Senior Vice President of Maintenance and Operations.

(6)                                  Mr. Nordling was promoted to Senior Vice President, Marketing and became an executive officer in September 2003.

Option Grants in Last Fiscal Year

The following table sets forth information regarding grants of stock options by the Company to the individuals named in the Summary Compensation Table above during the fiscal year ended December 31, 2004.

Name	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employee in Fiscal Year	Exercise Price(2)	Expirati on Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation(3)
					5%	10%

Kerry B. Skeen	200,000	20.30%	$3.67	July 31, 2014	$461,609	$1,169,807
Thomas J. Moore	100,000	10.15%	3.67	July 31, 2014	230,804	584,903
Richard J. Surratt	75,000	7.61%	3.67	July 31, 2014	173,103	438,678
William E. Brown	25,000	2.54%	3.67	July 31, 2014	57,701	146,226
Eric I. Nordling	25,000	2.54%	3.67	July 31, 2014	57,701	146,226

(1)                                  Options vest in equal portions over a four-year period and become fully exercisable upon a change in control.

(2)                                  Exercise Price equals the closing market price per share of the Company’s Common Stock on the day prior to the date of grant.

(3)                                  Assumed value at the end of ten-year period pursuant to SEC-prescribed calculations.  These amounts do not reflect Company predictions of future stock price appreciation, option holding periods or amounts that may actually be realized by the named executives, which may in each case be higher or lower than presented.

Aggregate Option Exercises in 2004 and Option Values at December 31, 2004

The following table provides information regarding the exercise of options during the year ended December 31, 2004 and the number and value of unexercised options held at December 31, 2004 by the individuals named in the Summary Compensation Table above.

			Number of Securities
	Shares		Underlying		Value of Unexercised
	Acquired		Unexecercised		In-the-Money Options
	on	Value	Options at FY-End (2)		at FY-End (3)
Name	Exercise(1)	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Kerry B. Skeen	—	$—	878,219	584,967	$—	$—
Thomas J. Moore (3)	—	—	573,723	252,750	—	—
Richard J. Surratt	—	—	286,265	239,756	—	—
William E. Brown	—	—	8,750	51,250	—	—
Eric I. Nording	—	—	110,320	75,000	—	—

(1)                                  None of the individuals named in the table exercised any options during 2004.

(2)                                  On March 15, 2005, Messrs. Skeen, Moore and Surratt voluntarily forfeited 2,316,352 options, which were cancelled and returned to the Company.

(3)                                  Based upon a market value of the Common Stock of $1.77 per share as of December 31, 2004.

Employment Agreements

Agreements between the Company and each of its senior executive officers establish minimum base salaries and other compensation and benefits, including benefits in the event of a change in control.  In March 2005, these senior executive officers agreed to cuts in base pay.  In addition, in order to promote the Company’s efforts to reduce its costs on both a cash and accounting basis, the Company and the senior executive officers also agreed to certain modifications to their agreements to defer or reduce certain compensation and benefits.

Under an agreement between the Company and Kerry B. Skeen (the “Skeen Agreement”), which was amended and restated effective as of March 15, 2005, the Company has agreed to employ Mr. Skeen as Chief Executive Officer through May 31, 2006, subject to automatic extensions unless terminated.  The Skeen Agreement provides for a minimum annual base salary of $369,750, which amount may be increased from time to time by the Board’s Compensation Committee.  This base salary was reduced from $435,000 effective as of April 1, 2005.  Prior to being amended and restated as of March 15, 2005, the Skeen Agreement provided for a deferred compensation accrual at a rate of 100% of the annual base salary throughout the term of Mr. Skeen’s employment under the agreement, with benefits under the deferred compensation arrangement being applied to indirectly finance an insurance policy issued in the name of and held by Mr. Skeen.  Mr. Skeen became fully vested in the deferred compensation arrangement on January 1, 2005.  In March 2005, Mr. Skeen and the Company agreed to amend the Skeen Agreement to (i) terminate the Company’s obligation to make on-going deferred compensation accruals and related insurance premium payments, and (ii) effective as of May 1, 2005, release the Company’s interest in the insurance policy in full satisfaction of its deferred compensation obligations to Skeen.  In addition, under his agreement, Mr. Skeen was entitled to a deferred compensation tax gross-up payment that the Company was obligated to pay to him in May 2005.  In order to save the Company cash, in March 2005 Mr. Skeen agreed that the Company would pay only 50% of the tax gross-up on May 1, 2005 and will pay the other 50% on May 1, 2006 (or earlier upon a change in control of the Company or upon his termination of employment by the Company without cause or by Skeen for good reason).  The Skeen Agreement also provides that Mr. Skeen shall participate in any bonus plan provided to executive officers generally and in employee benefit and medical plans and other arrangements as the Compensation Committee shall determine.  In addition, the Skeen Agreement provides that Mr. Skeen shall be granted options covering a minimum of 200,000 shares per year.  Pursuant to the amended and restated Skeen Agreement, Skeen has agreed to forfeit options to purchase 1,263,186 shares of Company stock.

Under the Skeen Agreement, if Mr. Skeen’s employment is terminated by the Company without cause, or if he terminates his own employment with good reason (including any termination by the Company or by Mr. Skeen within twenty-four months after a change in control), or upon Mr. Skeen’s death or disability, then: (1) all of Mr. Skeen’s options become immediately exercisable; (2) he is paid any year-to-date bonus plus three times his target bonus; and (3) he is paid his full base salary and certain insurance benefits for 36 months.  Upon a change in control of the Company, as defined in the Skeen Agreement, Mr. Skeen would receive the amounts and benefits of his severance compensation whether or not his employment is terminated, and certain insurance and other benefits would be extended.  The March 2005 amendment to the Skeen Agreement reduced the amount the Company would be obligated to pay under the foregoing situations by reducing the amount of Mr. Skeen’s salary that would be used in calculating the benefits and by eliminating the Company’s obligation to accrue and fund the deferred compensation arrangement for 36 months.  The Skeen Agreement also provides for additional benefits during the term of the Skeen Agreement and following any change in control, including an excise tax gross-up.  The Skeen Agreement provides that Mr. Skeen will be eligible to retire at any time after the annual stockholders meeting to be held in 2006 and to receive benefits through age 75 or for 15 years, whichever is greater.  Benefits will include retirement payments from the fifth to tenth anniversary of his retirement at 75% of Mr. Skeen’s highest base salary in the 12 months preceding his retirement date, and at 50% for five years thereafter, as well as continuation of certain other benefits provided in the Skeen Agreement.  In addition, Mr. Skeen will be paid an annual consulting fee of 90% of his highest base salary in the 12 months preceding his retirement date for up to five years following his retirement to the extent he elects to provide consulting services during that period, and his previously granted options will continue to vest and remain exercisable.

The Company has an agreement with Thomas J. Moore (the “Moore Agreement”), which was amended and restated as of March 15, 2005, under which he serves as President and Chief Operating Officer, and with Richard J. Surratt (the “Surratt Agreement”), which also was amended and restated as of March 15, 2005, under which he serves as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.  The Moore Agreement and the Surratt Agreement each provide for a one-year term that is continuously extended unless terminated.  The Moore Agreement and the Surratt Agreement are substantially similar to the Skeen Agreement except that:

•                                          The minimum annual base salary is $247,500 and $193,500, respectively (which represent reductions from $275,000 and $215, 000, respectively, effective as of April 1, 2005).

•                                          The Moore Agreement generally provides that he will not receive any additional deferred compensation credits and that the Company will release its interest in his split dollar insurance policy in full satisfication of its obligation to provide deferred compensation to Moore upon the earliest of (i) January 1, 2006 (when he fully vests in the deferred compensation), (ii) his termination of employment if he is not entitled to severance benefits, or (iii) when severance benefits end if he is entitled thereto.

•                                          The Surratt Agreement provides that Surratt generally will receive deferred compensation credits of 75% of base salary through January 1, 2008 (when he becomes 100% vested in the deferred compensation; or, if earlier, upon his termination of employment or, if severance benefits are due, upon the end of the severance period), with benefits under the deferred compensation arrangement being applied to indirectly finance an insurance policy for Mr. Surratt’s benefit, and that the Company will release its interest in his policy in full satisfication of its obligation to provide deferred compensation to Surratt upon the earliest of (i) January 1, 2008, (ii) his termination of employment if he is not entitled to severance benefits, or (iii) when severance benefits end if he is entitled thereto.

•                                          The minimum annual stock option grant under the Moore Agreement is 100,000 shares and the Surratt Agreement does not contain a minimum annual stock option grant.

•                                          The severance compensation is two years of base pay and bonus (or three years upon a change in control).

•                                          There is no retirement or post-employment consulting provision.

•                                          The disability period prior to termination is six months.

•                                          Mr. Moore agreed to forfeit options with respect to 677,145 shares and Surratt agreed to forfeit options with respect to 376,021 shares.

Under separate agreements between the Company and Mr. Brown and Mr. Nordling (collectively, the “Officer Agreements”), the Company agreed to employ Mr. Brown as Senior Vice President – Operations and Mr. Nordling as Senior Vice President - Marketing , each for a one year term.  The Officer Agreements provide for automatic twelve-month extensions unless earlier terminated, and for annual base salaries, which may be and, for officers subject to Officer Agreements in the past, have been increased from time to time by the Compensation Committee to amounts above that specified in the original agreements.  The Officer Agreements provide that Messrs. Brown and Nordling shall participate in any bonus plan provided to executive officers generally, and in employee benefit and medical plans and other arrangements as the Compensation Committee shall determine.  In the event of termination by the Company “without cause,” the terminated officer shall receive his full base salary and medical insurance coverage for a period of twelve months, and a portion of any annual bonus shall be prorated to the date of termination.  Change in control provisions are similar to the Moore Agreement except that compensation would be at a rate of two years of base pay and bonus.

The Company provides certain benefits for each of its executive officers and other vice presidents in the event of a change in control, including one-time compensation based on a sliding scale proportionate to rank, the continuation of certain benefits for a specified period, acceleration of option grants and protection against potential excise taxes.  In addition, if an optionee’s employment is terminated following a change in control, options remain exercisable for the longer of three months or the period equivalent to the number of years of severance payments provided for the optionee under the optionee’s employment agreement or change in control benefits agreement, as applicable.  For all executive officers and other vice presidents, in the event that any payments made in connection with a change in control would be subjected to the excise tax imposed on excess parachute payments by the Internal Revenue Code, the Company will “gross-up” the employee’s compensation for all such excise taxes and any federal, state and local income tax applicable to such excise tax, penalties and interest thereon.  In the event of a change in control, all vice presidents would receive compensation in the form of one years’ salary, bonus, and insurance, and all options held by them would become fully exercisable.

Director Compensation

All directors who are not executive officers of the Company receive as compensation for their service options to purchase shares of the Company’s Common Stock, which options vest at the end of the year if the individual continues to serve as a director as of the end of the year of the grant or if the director retires by not standing for re-election at the annual meeting of the stockholders.  Each director who is not an executive officer of the Company is granted options for 12,000 shares annually.  The option exercise price for these grants is equal to the closing price of the Company’s Common Stock reported for the date prior to the date of the grant.  With the exceptions noted below, for 2005 directors will receive an annual fee of $20,000 for their service.  Effective June 1, 2003, the Board of Directors implemented meeting fees.  The meeting fee schedule is $1,250 for each regularly scheduled board meeting attended in person or telephonically, $750 for attending any special board meeting, and $750 for attending any committee meeting.  Directors also are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof.  Messrs. Skeen and Moore, as executive officers of the Company, do not receive compensation for their service on the Board.  The Company provides Mr. Acker, as an employee of the Company in his advisory role, a consulting fee of $10,000 per month in lieu of director cash compensation, as well as an office, part-time secretary, and health benefits for Mr. Acker and his spouse.  In March 2004, the Compensation Committee approved extending Mr. Acker’s compensation arrangements for two years.  Directors and their family members are entitled to certain flight benefits made available to employees of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information, as of December 31, 2004 (except as noted otherwise), concerning beneficial ownership of the Common Stock by each person known by the Company, based upon Schedule 13D/G filings with the SEC, to own beneficially more than five percent of the outstanding shares of the Common Stock.  Except as noted otherwise, all amounts reflected in the table represent shares in which the beneficial owners have sole voting and investment power.

Name and Addres	Amount and Nature of Beneficial Ownership		Percent of Class

Wellington Management Company, LLP 75 State Street Boston, MA 02109	5,585,500	(1)	12.319%

PAR Investment Partners, L.P. One International Place, Suite 2401 Boston, MA 02110	4,525,000	(2)	9.98%

Hotchkis and Wiley Capital Management, LLC 725 South Figueroa Street, 39th Floor Los Angeles, CA 90017-5439	3,680,100	(3)	8.1%

S.A.C. Capital Advisors, LLC 72 Cummings Point Road Stamford, CT 06902	3,392,000	(4)	7.5%

Barclays Global Investors, NA., and Barclays Global Fund Advisors 45 Fremont Street San Francisco, CA 94105	2,812,780	(5)	6.2%

Mellon Financial Corporation One Mellon Center Pittsburgh, PA 15258	2,338,130	(6)	5.16%

Newcastle Partners, L.P. 300 Crescent Court, Suite 1110 Dallas, TX 75201	2,267,900	(7)	5.0%

Trident Turboprop (Dublin) LTD 25/28 North Wall Quay International Financial Services Centre Dublin 1 Ireland	2,688,581	(8)	5.6%

(1)                                  Based solely upon a Schedule 13G filed by Wellington Management Company, LLP on April 8, 2005 reporting beneficial ownership as of March 31, 2005.

(2)                                  Based solely upon a Schedule 13G/A filed by PAR Investment Partners, L.P. on February 14, 2005.

(3)                                  Based solely upon a Schedule 13G filed by Hotchkis and Wiley Capital Management, LLP on February 14, 2005.

(4)                                  Based solely upon a Schedule 13G filed by S.A.C. Capital Advisors, LLC on January 21, 2005 reporting beneficial ownership as of January 11, 2005.

(5)                                  Based solely upon a Schedule 13G filed by Barclays Global Investors, NA. and Barclays Global Fund Advisors on February 14, 2005.  Barclays Global Investors, NA. beneficially owns 2,277,117 shares, of which it has sole voting power with respect to 2,031,873, and Barclays Global Fund Advisors beneficially owns 535,663 shares

(6)                                  Based solely upon a Schedule 13G filed by Mellon Financial Corporation on February 15, 2005.  The Reporting Person has sole voting power only with respect to 1,808,930 of these shares.

(7)                                  Based solely upon a Schedule 13G filed by Newcastle Partners, L.P. on January 21, 2005 reporting beneficial ownership as of January 11, 2005.

(8)                                  Based solely upon a Schedule 13G filed by Trident Turboprop (Dublin) LTD on March 31, 2005.

Equity Compensation Plans

Information as of December 31, 2004 regarding equity compensation plans approved and not approved by shareholders is summarized in the following table:

Number of securities
remaining
	Number of		available for
	securities to		future issuance
	be issued		under equity
	upon		compensation
	exercise of	Weighted-average	plans
	outstanding	exercise price of	(excluding
	options,	outstanding	securities
	warrants and	options, warrants	reflected in
	rights	and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	4,521,245	$10.77	291,452

Equity compensation plans not approved by shareholders	2,123,500	$11.18	150,252

Total	6,644,745	$10.90	441,704

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

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information, as of April 15, 2004, concerning beneficial ownership of the Company’s Common Stock by (i) each director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, and (iii) all directors and executive officers of the Company as a group.  Except for the effect of community property laws and as noted otherwise all amounts reflected in the table represent shares in which the beneficial owners have sole voting and investment power.

Name	Shares (1) (2)	Percent

Kerry B. Skeen	294,093		*
Thomas J. Moore	147,569		*
C. Edward Acker	588,400	1.2%
Robert E. Buchanan	114,200		*
Susan MacGregor Coughlin	77,660		*
Caroline (Maury) Devine	40,000		*
Daniel L. McGinnis	51,500		*
James C. Miller III	104,000		*

Richard J. Surratt	46,193	*
Eric I. Nordling	123,544	*
William E. Brown	8,750	*
All directors and executive officers as a group (13 persons)	1,865,570	3.8%

* Less than one percent

(1)                                  Includes options that are exercisable on or within 60 days after April 15, 2005, as follows: Mr. Skeen, 200,000 shares; Mr. Moore, 49,328 shares; Mr. Acker, 48,000 shares; Mr. Buchanan, 76,000 shares; Mrs. Coughlin, 76,000 shares; Ms. Devine, 36,000 shares; Mr. McGinnis,48,000 shares; Mr. Miller, 76,000 shares; Mr. Surratt, 37,500 shares; Mr. Nordling, 122,820 shares; Mr. Brown, 8,750 shares; and All directors and executive officers as a group, 1,016,558shares.

(2)                                  For Messrs. Skeen, Moore and Surratt, these numbers reflect a reduction in beneficial ownership due to Messrs. Skeen, Moore and Surratt voluntarily forfeiting 2,316,352 options (of which 1,785,379 were exercisable on or within 60 days after April 15, 2005), which were cancelled and returned to the Company, on March 15, 2005.

Item 13.  Certain Relationships and Related Transactions

None.

Item 14.  Principal Accounting Fees and Services.

Auditor Fees

In 2003, the Audit Committee adopted a policy that, beginning in fiscal year 2004, the aggregate fees paid to the Company’s independent auditor for non-audit services shall not exceed the aggregate fees paid for audit and related services (including audit fees, audit-related fees and tax compliance and preparation fees) in any fiscal year.  The following is a description of the audit, audit-related and non-audit fees billed to the Company by KPMG for the years ended December 31, 2003 and 2004:

Audit Fees: Fees for audit services billed by KPMG to the Company in connection with KPMG’s audit of the Company’s annual financial statements for the year ended December 31, 2004 and KPMG’s review of the Company’s interim financial statements included in its quarterly reports on Forms 10-Q during that year, including requirements of Sarbanes Oxley Section 404, were approximately $1.2 million.  For the year ended December 31, 2003, such fees were $213,200.

Audit-related fees: Fees for audit-related services, as defined by the SEC, consisting mainly of an audit of the Company’s 401K plan, and accounting consultation, were approximately $67,500 for the year ended December 31, 2004.  Fees for audit-related services, consisting mainly of an employee benefit plan audit and accounting consultation, were approximately $45,750 for the year ended December 31, 2003.

Tax fees: Tax services for 2004 consisted of tax compliance and return preparation services and tax consulting related primarily to other general consultation.  Tax fees were approximately $229,300 for the year ended December 31, 2004, of which approximately $201,500 related to services on tax compliance matters and preparation of returns.  For the year ended December 31, 2003, tax fees were approximately $291,250, of which approximately $119,360 related to services on tax compliance matters and preparation of returns.

All Other Fees: No fees were billed to the Company by KPMG during the year ended December 31, 2004 and December 31, 2003 for services other than those described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1 Rule 13a-14 (a) Certification

31.2 Rule 13a-14 (a) Certification

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2005.

FLYi, INC.

By: /s/ Richard J. Surratt
Richard J. Surratt
Executive Vice President and CFO

INDEX TO EXHIBITS

EXHIBIT NUMBER DESCRIPTION OF DOCUMENT

31.1 Rule 13a-14 (a) Certification of CEO

31.2 Rule 13a-14 (a) Certification of CFO