Form 10-Q
period 2005-03-31
FLYI INC
filed 2005-05-16
CIK 904020

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☒        No  ☐

As of May 1, 2005, there were 48,984,810 shares of common stock, par value $.02 per share, outstanding.

Part I.  Financial Information

Item 1. Financial Statements

FLYi, Inc.

Condensed Consolidated Balance Sheets

(In thousands except for share and per share data)	December 31, 2004	March 31, 2005
		(Unaudited)
Assets
Current:
Cash and cash equivalents	$5,219	$4,976
Short term investments	163,984	101,960
Restricted cash	21,762	44,767
Accounts receivable, net	54,395	17,175
Expendable parts and fuel inventory, net	15,608	13,575
Prepaid expenses and other current assets	72,570	63,032
Total current assets	333,538	245,485
Restricted cash	17,880	18,301
Property and equipment at cost, net of accumulated depreciation and amortization	236,338	226,330
Assets held for sale	11,200	12,300
Intangible assets	171	171
Debt issuance costs, net of accumulated amortization	5,145	5,078
Aircraft deposits	69,034	70,574
Other assets	4,352	5,301
Total assets	$677,658	$583,540
Liabilities and Stockholders’ Equity
Current:
Current portion of long-term debt	$8,600	$15,714
Current portion of capital lease obligations	553	509
Accounts payable	23,273	15,732
Air traffic liability	23,132	46,386
Accrued liabilities	75,440	74,385
Accrued aircraft early retirement charge	14,760	11,613
Total current liabilities	145,758	164,339
Long-term debt, less current portion	230,230	252,363
Capital lease obligations, less current portion	1,040	916
Deferred credits, net	81,518	68,289
Accrued aircraft early retirement charge, less current portion	48,942	25,443
Other long-term liabilities	3,036	3,177
Total liabilities	510,524	514,527
Stockholders’ equity:
Common stock: $.02 par value per share; shares authorized 130,000,000; shares issued 50,410,787 and 54,055,787 respectively; shares outstanding 45,339,810 and 48,984,810, respectively	1,008	1,082
Additional paid-in capital	152,513	158,104
Less: Common stock in treasury, at cost, 5,070,977 and 5,070,977 shares respectively	(35,718)	(35,718)
Accumulated other comprehensive income	(140)	(178)
Retained earnings (deficit)	49,471	(54,277)
Total stockholders’ equity	167,134	69,013
Total liabilities and stockholders’ equity	$677,658	$583,540

See accompanying notes to the condensed consolidated financial statements.

FLYi, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

Three months ended March 31,
(In thousands, except for per share data)	2004	2005
Operating revenues:
Passenger	$174,337	$86,269
Other	2,613	4,651
Total operating revenues	176,950	90,920
Operating expenses:
Salaries and related costs	45,798	47,298
Aircraft fuel	30,688	36,290
Aircraft maintenance and materials	15,676	13,293
Aircraft rentals	25,800	27,211
Sales and marketing	7,375	11,210
Facility rents and landing fees	11,690	13,808
Depreciation and amortization	6,336	5,811
Other	21,698	20,350
Aircraft early retirement charge and restructuring costs	6,751	16,773
Total operating expenses	171,812	192,044
Operating income (loss)	5,138	(101,124)
Other income (expense):
Interest income	789	1,339
Interest expense	(2,902)	(3,752)
Other, net	(232)	(211)
Total other expense	(2,345)	(2,624)
Income (loss) from continuing operations before income tax provision	2,793	(103,748)
Income tax provision	1,089	—
Income (loss) from continuing operations	1,704	(103,748)
Income from discontinued operations, net of tax	1,920	—
Net income (loss)	$3,624	$(103,748)
Income (loss) per share:
Basic:
Net income (loss)	$0.08	$(2.25)
Diluted:
Net income (loss)	$0.08	$(2.25)

Weighted average shares outstanding:
-Basic	45,334	46,110
-Diluted	45,417	46,110

See accompanying notes to the condensed consolidated financial statements.

FLYi, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three months ended March 31,
(In thousands)	2004	2005
Cash flows from operating activities:
Net income (loss)	$3,624	$(103,748)
Adjustments to reconcile net income to net cash used in operating activities:
Discontinued operations:
Depreciation and amortization	958	—
Asset impairment	—	—
Depreciation and amortization	6,493	6,098
Loss on disposal of fixed assets	612	2,461
Provision for inventory obsolescence	279	(45)
Asset impairment		1,400
Amortization and write-off of deferred credits	(2,335)	(22,472)
Amortization and write-off of deferred financing costs	164	242
Capitalized interest (net)	149	968
Accretion of interest, net	185	460
Aircraft restructuring charges	—	(10,422)
Changes in operating assets and liabilities:
Restricted cash	—	(23,006)
Accounts receivable	(491)	36,552
Expendable parts and fuel inventory	(138)	2,078
Prepaid expenses and other current assets	(66,505)	12,247
Accounts payable	2,114	(1,810)
Air traffic liability	183	23,254
Accrued liabilities	3,164	(6,547)
Net cash used in operating activities	(51,544)	(82,290)
Cash flows from investing activities:
Purchases of property and equipment	(2,927)	(1,991)
Proceeds from sales of assets	206	—
Purchases of short term investments	(115,350)	(1,139,662)
Maturities of short term investments	81,000	1,201,745
Increase in restricted cash	(11,263)	(421)
Refunds of aircraft deposits	—	5,000
Payments of aircraft deposits and other deposits	(2,974)	(1,523)
Net cash provided by (used in) investing activities	(51,308)	63,148
Cash flows from financing activities:
Proceeds from issuance of long-term debt	125,000	16,171
Payments of long-term debt	(778)	(367)
Payments of capital lease obligations	(75)	(168)
Deferred financing costs	(3,547)	(174)
Proceeds from receipt of deferred credits	—	3,437
Proceeds from exercise of stock options	4	—
Net cash provided by financing activities	120,604	18,899
Net increase (decrease) in cash and cash equivalents	17,752	(243)
Cash and cash equivalents, beginning of period	95,879	5,219
Cash and cash equivalents, end of period	$113,631	$4,976

See accompanying notes to the condensed consolidated financial statements.

FLYi, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of FLYi, Inc. (“FLYi”) and its wholly owned subsidiaries, Independence Air, Inc. (“IA”), Atlantic Coast Jet LLC, Atlantic Coast Airlines, Inc., Atlantic Coast Academy, Inc., and WaKeeney, Inc., (collectively, the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The information furnished in these condensed consolidated financial statements reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements.  Results of operations for the three month period presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Certain prior period amounts have been reclassified to conform to the current period presentation.

2.              OPERATING ENVIRONMENT

The Company has and continues to incur significant losses and negative cash flows from operations since it began operating as Independence Air and, as a result, is faced with significant liquidity challenges.  Even with the restructuring of its aircraft leases and loans as discussed in Note 14, the Company expects to continue to incur losses for the foreseeable future and be faced with continued liquidity concerns.  The Company’s ability to pay its debt and meet its other obligations as they become due is dependent upon its operations meeting operating projections that include revenues at levels that have not been achieved to date and achieving reductions in costs.  Such matters raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Despite the difficult industry environment, high fuel prices, and other uncertainties, the Company continues to believe in its business model provided that it is successful in addressing its liquidity issues.  The Company believes that Independence Air continues to have the ingredients to be a successful low-fare carrier, including a strong origin and destination based hub, competitive costs, a developing brand position and recognition, a productive motivated labor force and a strong management team.  It also believes that low-fare carriers will continue to gain market share from legacy carriers during 2005 and in subsequent years.  The Company continues to believe that the introduction of Airbus A319 (A319) aircraft to larger markets will improve its traffic to other markets.  The Company commenced service to Las Vegas during this quarter and started service to five west coast markets beginning with San Diego on April 15th and San Francisco, Los Angeles, San Jose and Seattle on May 1st.  However, even if the Company is able to achieve its 2005 operating projections and cost reduction objectives, Independence Air’s industry environment is highly uncertain and volatile.  Future events could affect the industry or the Company in ways that are not presently anticipated that could further adversely affect the Company’s liquidity.  Even though the Company’s projections anticipate that its cash used in operations will improve from the amounts used in this quarter, cash balances and cash flow from operations together with operating lease financing and other available equipment financing may not be sufficient to enable the Company to meet its working capital needs, expected operating lease financing commitments, other capital expenditures, and debt service requirements as they come due for the remainder of 2005 and into 2006.  The Company continues to evaluate opportunities to finance the acquisition of aircraft, engage in other financing transactions, sell additional equity or debt securities, enter into credit facilities with lenders, or sell underutilized assets, as well as opportunities to enter into arrangements with other carriers that would supplement or substitute for its Independence Air operations with respect to some or all of its operations or aircraft, all for either strategic reasons or to further strengthen its financial position.  The sale of additional equity or convertible debt securities would likely be dilutive to its stockholders.  If the assumptions underlying the Independence Air business model prove to be incorrect in any material adverse respect and the Company is unable to sell assets or access the capital markets and its cash balances decline to unacceptable levels, the Company may be forced to seek protection under the U.S. Bankruptcy Code.

3.              STOCKHOLDERS’ EQUITY

The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, to account for its stock options. Currently, SFAS No. 123 allows companies to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock options granted as if the fair-value-based method defined in SFAS No. 123 had been applied.  The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.  Beginning after December 31, 2005, the Company will be required to adopt the fair-value-based method and expense the unvested portion of outstanding employee stock options over the remaining vesting periods and to expense over the vesting period any employee stock options granted after December 31, 2005.  The Company accounts for non-employee stock option awards in accordance with SFAS No. 123.

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

Three months ended March 31,
(in thousands except for per share data)	2004	2005

Net income (loss), as reported	$3,624	$(103,748)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,642)	(924)

Pro forma net income (loss)	$1,982	$(104,672)

Income (loss) per share:
Basic - as reported	$.08	$(2.25)
Basic - pro forma	$.04	$(2.27)
Diluted - as reported	$.08	$(2.25)
Diluted - pro forma	$.04	$(2.27)

4.              DEBT

Long-term debt consists of the following at December 31, 2004 and March 31, 2005, respectively:

(in thousands)	December 31, 2004	March 31, 2005
Equipment Notes associated with Pass Through Trust Certificates, due January 1, 2008 and January 1, 2010, principal payable annually through January 1, 2006 and semi-annually thereafter through maturity, interest payable semi-annually at 7.49% throughout term of notes, collateralized by four J41 aircraft.	$8,869	$8,869

Notes payable to institutional lenders, due between October 23, 2010 and May 15, 2015, principal payable semiannually with interest ranging from 5.65% to 7.63% through maturity, collateralized by four CRJ aircraft.	38,322	38,322

Note payable to institutional lender, due October 2, 2006, principal payable semiannually with interest at 6.56%, collateralized by one J41 aircraft.	1,196	1,055

Notes payable to institutional lender, due November 2019, principal payable semiannually with interest at 5.11%, collateralized by four CRJ aircraft.	56,443	56,443

Notes payable to Airbus for deferrable predelivery payments, due upon delivery of aircraft with interest at 6.5%	9,000	14,250

Note payable to institutional lender, due February 1, 2010, principal payable monthly with variable interest at LIBOR plus 4.75%, collateralized by CRJ spare engines and parts	—	15,945

Promissory notes, due June 30, 2007 and June 1, 2010, principal payable monthly beginning June 30, 2006 and February 1, 2007 with interest payable monthly at 6.75%, unsecured	—	2,660

Non-interest bearing convertible notes – due 2015	—	5,533
6% Convertible Senior notes – due 2034	125,000	125,000
Total	238,830	268,077
Less: Current Portion	8,600	15,714
	$230,230	$252,363

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

The Company determined not to make the February 15, 2005 interest payment on the 6% Convertible Notes due 2034 because it was continuing to engage in negotiations with its aircraft lenders and lessors to restructure its obligations.  Under the Note indenture, an “Event of Default” did not occur provided that the defaulted interest was paid within 30 calendar days.  The Company paid the interest owing on February 18, 2005 to the trustee and the noteholders received their interest payment before the expiration of the 30-day grace period.

During April and May 2005, the Company’s stock price has traded at below $1.00 per share.  Under Nasdaq rules, the Company may be delisted if this trend continues for 30 consecutive days.  If the Company’s stock were delisted from the Nasdaq National Market, this would trigger the repurchase of the Company’s convertible senior notes.  If the Company were required to repurchase the convertible senior notes, this would adversely affect the Company’s liquidity — see Subsequent Events Note.

IA’s purchase agreement with Airbus allows it to defer a portion of the predelivery payments for each aircraft as part of a financing arrangement with the manufacturer.  The portion of the deferred predelivery payment is payable upon delivery of the aircraft plus accrued interest at an interest rate of 6.5%.  Delivery of the purchased aircraft is scheduled to begin in January 2006.

On February 18, 2005, Independence Air entered into a term loan agreement with GECAS for $16.2 million and borrowed the full amount available under the term loan.  The loan bears interest at a spread over three month Libor based on an agreed market rate, and is payable in 60 monthly installments ranging from approximately 1.4% of principal to approximately 2.0% of principal, with a final maturity on February 18, 2010.  Independence Air is not permitted to voluntarily prepay the loan for three years and may do so thereafter only if it provides a letter of credit or other acceptable security in an amount equal to the payments that are being deferred under leases of 13 CRJ aircraft.  The loan is secured by Independence Air’s 11 CRJ spare engines and all of its CRJ spare parts.  The loan agreement also provides that the sum of the outstanding amounts of the loan and lease deferral amounts may not exceed specified percentages of the appraised values of the collateral.  If these percentages are exceeded, Independence Air is required to make a partial prepayment on the loans or provide additional collateral to restore compliance.  Subject to these requirements, Independence Air is permitted to dispose of collateral to the extent they become surplus to normal operations.

In February 2005, the Company issued unsecured promissory notes with a fair market value of $2.7 million.  The notes have an interest rate of 6.75% payable monthly beginning on March 31, 2005 and April 1, 2005, with principal payments due monthly beginning June 2006 and February 2007.  The notes have a face value of $6.1 million and are recorded at a discount based on fair market value.  The discount is being accreted monthly until the fair value of the notes is equal to the face value.  The notes are due in June 2007 and 2010. (See Note 14)

In March 2005, the Company issued two non-interest bearing convertible notes with a fair market value of $5.5 million.  The notes are convertible into FLYi, Inc. common stock at a conversion rate of $5.00 per share.  The convertible notes automatically convert into common stock on December 31, 2014 if not previously converted.  The convertible debt matures on January 1, 2015.  In the event that the Company files for protection under the U.S. Bankruptcy Code, any then outstanding convertible notes would not convert and the debt would accelerate.  (See Note 14)

5.              INCOME TAXES

The Company’s effective tax rate for federal and state income taxes was 0% for the three months ended March 31, 2005, as compared to 39.0% for the three months ended March 31, 2004.  The Company’s losses in 2004 exhausted the total amount of its two year tax carry-back in the fourth quarter 2004.  The ability to record a tax benefit from future losses will depend on the Company being able to generate income in the future periods.

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

Three months ended March 31,
(in thousands)	2004	2005

Net income (loss) (basic and diluted)	$3,624	$(103,748)

Weighted average shares outstanding (basic)	45,334	46,110
Incremental shares related to stock options	83	—
Weighted average shares outstanding (diluted)	45,417	46,110

Number of antidilutive options outstanding	5,633	4,283

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$.04	$(2.25)
Discontinued operations	$.04	$—
Net income (loss) per share	$.08	$(2.25)

Income (loss) per share:
Diluted:
Income (loss) from continuing operations	$.04	$(2.25)
Discontinued operations	$.04	$—
Net income (loss) per share	$.08	$(2.25)

7.              COMPREHENSIVE INCOME

Comprehensive income includes changes in the unrealized gains and losses on available-for-sale securities.  The following statements present comprehensive income for:

Three months ended March 31,
(in thousands)	2004	2005

Net income (loss)	$3,624	$(103,748)
Other comprehensive income - net change in unrealized gain (loss) on available-for-sale securities	10	(38)
Comprehensive income (loss)	$3,634	$(103,786)

8.              SUPPLEMENTAL CASH FLOW INFORMATION

Three months ended March 31,
(in thousands)	2004	2005
Cash paid during the period for:
Interest	$962	$5,713
Income and other taxes	5,148	13
Non-cash transactions
Financed aircraft deposits	—	14,250

9.              ACCRUED AIRCRAFT EARLY RETIREMENT CHARGE

The Company has previously recorded aircraft early retirement charges for 25 leased J-41 and two 328Jet aircraft.  During the first quarter 2005, the Company entered into agreements to restructure obligations related to 21 J-41 aircraft.  As part of that restructuring, the Company reversed prior aircraft retirement charges totaling $21.5 million that were associated with seven leased J-41 aircraft where the Company has been relieved of all future lease obligations.  The Company anticipates that it will record further reversals of prior aircraft retirement charges in the second quarter 2005 covering 14 other J-41 aircraft once certain contingencies required under the restructuring agreements are met.

Changes in the aircraft early retirement charge liability for the three months ending March 31, 2004 and March 31, 2005, respectively, are as follows:

(in thousands)	2004	2005
Beginning balance as of January 1	$17,979	$63,702
Estimated charge for aircraft early retirement (excludes the write-off of deferred credits of $141 in 2004)	6,892	—
Reversal of estimated charge (net of remarketing) for aircraft early retirement	—	(21,449)
Accretion of interest	185	436
Cash payments	(1,790)	(5,633)
Balance as of March 31	$23,266	$37,056

10.       IMPAIRMENT OF LONG-LIVED ASSETS

As part of its restructuring efforts completed during the first quarter 2005, the Company agreed to relinquish its right to a Residual Value Guarantee (RVG) given by the manufacturer for one owned J-41 aircraft.  While the aircraft was covered by the RVG, the Company estimated the Fair Market Value (FMV) of the aircraft based on the RVG value.  As a result of relinquishing the RVG, the Company re-evaluated its estimate of the FMV and recorded an impairment charge of $1.4 million for this aircraft.  The Company also committed to sell this aircraft by January 2006 and has classified it under assets held for sale on the balance sheet as of March 31, 2005.

11.       RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share based payments to employees, including employee stock option grants, to be recognized in the financial statements based on their fair values.  SFAS 123(R) is effective for public companies beginning with the first interim period that begins after December 31, 2005.  Under SFAS 123(R), the Company will begin recognizing compensation expense for, the portion of outstanding stock option awards for which the requisite vesting period has not yet been met, and any new awards over the requisite vesting period, based on the fair value of these awards at date of grant.  The Company is still evaluating the impact of SFAS 123(R) on its financial statements.

12.       COMMITMENTS AND CONTINGENCIES

Restricted Cash

On March 15, 2005, the Company entered into a new agreement with Wachovia that replaces the previous line of credit.  The new agreement, similar to the previous agreement, provides for the issuance of letters of credit, and is collateralized by certificates of deposit.  Under the new agreement, the Company has $18.3 million on deposit with Wachovia as collateral for letters of credit issued on behalf of the Company as of March 31, 2005.

A percentage of payments received from passengers for future travel using a credit/charge card are placed in an interest bearing escrow account with the Company’s credit card processor or held by the charge card company and are recorded as current assets under “Restricted Cash”.  The monies are released to the Company based on when passenger travel commences and at March 31, 2005, $43.1 million was being held by the credit/charge card processors.

The Company also has amounts held in escrow at National City Bank in connection with its charter operations.  The Company is entitled to the monies once the charter flights have been completed and at March 31, 2005, $1.6 million was being held in escrow for the Company.

Aircraft

As of January 1, 2005, IA had 34 CRJ aircraft on order from Bombardier.  In April 2005, IA exercised its right to cancel these orders and not take delivery of additional CRJ aircraft. In April 2005, Bombardier returned to the Company approximately $3.4 in deposits that Bombardier held for these aircraft.

As of May 1, 2005, IA has taken delivery of ten leased Airbus 319 aircraft and expects to take delivery of two additional leased A319s during May 2005.  IA also has executed a purchase agreement with Airbus’ wholly-owned affiliate AVSA S.A.R.L. (“AVSA”) to purchase an additional 16 Airbus A319 aircraft with six scheduled for delivery in 2006 and ten scheduled for delivery in 2007.

On February 18, 2005 the Company announced that it had entered into multiple agreements covering the restructuring of certain aircraft obligations as well as the return of certain J-41 and CRJ aircraft to lessors.  These agreements required subsequent performance by the Company on a number of matters, including delivery of a significant number of aircraft and their records within prescribed periods.  The Company continues toward the performance of its obligations under these agreements, although several lenders or lessors have disputed whether initial aircraft and records were presented for return in a timely manner.  With respect to the return of the first 13 CRJs, the lessor has expressed the position that approximately $2.7 million is due for holdover rent (that is, rent accruing after the original scheduled return date).  The Company agrees that approximately $370,000 is due and has accrued that amount as of March 31, 2005 but disagrees as to the balance, and is negotiating with the lessor to resolve this matter.  The Company anticipates that future aircraft returns to this lessor will be on schedule, although it also anticipates that the inspection and return process will continue to be challenging and that additional disputes may ensue as to whether amounts are owed due to discrepancies in meeting return conditions.

With respect to J41s, the Company continues the process of returning aircraft and their records to the lessors as provided in the Memoranda of Understandings (“MOUs”) signed as part of the restructuring.  The lessor of four J41s has stated that it believes that the January agreement to terminate the leases is no longer valid due to delays in returning the aircraft to it, and that it is due damages under the leases, which it considers to have been terminated for breach.  The Company has responded that it believes that the lessor and the Company entered into a binding agreement for the termination of the leases in January.  The parties are substantially in agreement as to the condition of the aircraft on return and compensation for discrepancies with the aircraft and their records, but disagree as to whether the amounts due for return should be governed by the parties’ January agreement or by the applicable leases.  The Company believes that its position is valid, but if a determination is ultimately made in support of the lessor’s position the Company will owe amounts for damages under the leases in excess of the compensation it agreed to under the restructuring.

As discussed in Note 14, IA had 33 Fairchild 328Jet aircraft as of March 1, 2005 that were previously operated in the Delta Connection operation.  On March 21, 2005, IA completed the process of assigning the leases on 30 of these 328Jets to Delta per the terms of the Delta Connection agreement and delivered the aircraft to Delta.  As part of its restructuring effort, as of the date of delivery of the aircraft to Delta, the Company has entered into agreements with the lenders in the leveraged leases of these aircraft that the lenders effectively release the Company and Independence Air from future obligations to them under the 328Jet leases.  In consideration for this arrangement, the Company has issued 1.5 million shares of the Company’s stock.  Independence Air obtained rent deferrals similar to those reached on its CRJ fleet for the remaining two leased 328Jets that the Company did not have the right to assign to Delta in exchange for the issuance of 130,000 shares of FLYi common stock and is actively marketing for sale one unencumbered 328Jet owned by Independence Air.  The fair value of the 1.6 million shares issued to lenders was recorded as part of the Company’s restructuring charge in the first quarter of 2005.  The Company is actively trying to dispose of these three remaining 328Jets either through sale or sublease transactions.

Upon the termination of the United Express agreement, the Company early retired IA’s remaining J-41 turboprop aircraft and recorded a charge for the future rents to be due.  As discussed in Note 14, the Company has negotiated the early lease termination for 21 of the 30 J-41s IA previously operated.  Once the J-41s are returned and certain conditions under the agreements signed by those lessors have been met, the Company will be relieved of any further obligations on these aircraft.  Of the remaining nine J-41s, seven are pledged as security under Enhanced Equipment Trust Certificate transactions which the Company continues to abide by, one is owned with a related mortgage that the Company is actively trying to sell, and one is leased from a lessor that did not agree to early termination.

Deferred Compensation Arrangements

The Company has committed to provide certain of its senior executive officers a deferred compensation plan which utilizes split dollar life insurance policies, and for a certain officer, a make-whole provision for taxes, post retirement salary based on ending salary, and post retirement benefits based on benefits similar to those currently provided to the executive while actively employed.  The Company has estimated the applicable costs of the deferred compensation, tax gross up feature, and future retirement benefits and is accruing this cost over the remaining required service time of the executive officers.  To fund the Company’s obligation to the deferred compensation plans, the Company has made premium insurance payments on officer-owned split dollar life insurance policies.  In exchange, each officer has given the Company a collateral assignment on the value of their split dollar policy.  During the first quarter of 2005, the Company reached agreements with its three senior executive officers to terminate their deferred compensation plans when they become fully vested in the plan in exchange for releasing the collateral assignment at that time.  Subsequent to becoming fully vested, the Company will have no obligation to make further contributions to the split dollar accounts on behalf of those officers.

Training

IA has previously entered into agreements with Pan Am International Flight Academy (“PAIFA”) for CRJ simulator usage at PAIFA’s facility near Washington Dulles.  IA has restructured its agreements with PAIFA during the first quarter 2005 to reduce its simulator costs for 2005.  The minimum payment obligations for CRJ simulator usage after the restructuring total $6.9 million at March 31, 2005.

13.       DISCONTINUED OPERATIONS

In fourth quarter 2004, the Company ceased operating the 328Jet fleet as a Delta Connection carrier and placed the 328Jets into temporary storage pending the lease assignment of 30 328Jets to Delta Air Lines.  The Company does not plan to operate the 328Jet or provide service on any of the routes which it flew as a Delta Connection carrier as part of Independence Air and expects the revenue and expenses that had been associated with the Delta Connection operation to be non-recurring in future operations.  As a result, the Company is accounting for the direct operating revenues and expenses of the Delta Connection code share agreement as discontinued operations.  Since Independence Air continues to operate the CRJs that were utilized in the United Express operation and also is operating many of the same routes previously flown as United Express, the termination of the United Express code share agreement is not considered a discontinued operation.  A summary of the revenues and expenses that are attributable to the discontinued Delta Connection operation for the first three months of 2004 and 2005, as well as the financial position as of December 31, 2004 and March 31, 2005 are as follows:

Results of Discontinued Operations (in thousands):	Three months ended March 31,
	2004	2005
Operating revenues	$35,101	$—
Operating expenses	31,953	—
Operating income	3,148	—
Income tax provision	1,228	—
Net income	$1,920	$—

Financial Position of Discontinued Operations (in thousands):	December 31, 2004	March 31, 2005
Expendable parts inventory	$—	$—
Aircraft and aircraft parts	—	—
Assets held for sale	11,200	11,200
Current liabilities	(720)	—
Current aircraft retirement liabilities	(1,517)	(1,541)
Long-term aircraft retirement liabilities	(5,692)	(4,629)
Net assets of discontinued operations	$3,271	$5,030

14.       AIRCRAFT FINANCING RESTRUCTURING

In the first quarter of 2005, the Company and Independence Air entered into a series of agreements with GECAS as owner participant under leveraged leases relating to 24 CRJs, and with the various parties as loan participant under those leveraged leases, providing for the early termination of 24 leases.  These agreements provide for the amendment of the leases to shorten the term of the leases such that they expire between February 2005 and July 2005.  The agreements also reduce the rent between January 1, 2005 and the date of the lease expiration.  Under the agreements, Independence Air is required to meet certain amended return conditions and to deliver the aircraft to the lessors by agreed dates, but upon satisfaction of these obligations will have no further rent obligations with respect to periods after the amended lease expiration dates, for these aircraft.  The termination of the 24 leases resulted in a non-cash loss contingency charge of $12.5 million being recorded in the first quarter of 2005 to reflect the write-off of prepaid rents for 20 of these aircraft net of deferred credits that resulted from training, spare parts, and other services previously provided by the manufacturer to the Company.  The Company expects to record a gain of $3.0 million for the remaining four aircraft when they are returned.

The Company and Independence Air also entered into an agreement with GECAS on February 18, 2005 that establishes certain financial milestones applicable to three-month periods ending in June, September, October, November and December 2005 and January, February and March 2006 (Milestone Months).  The financial milestones consist of tests of (1) the Company’s unrestricted cash balance and (2) its earnings before interest, taxes, depreciation, amortization, and aircraft rents as a percentage of passenger revenues.  Should the Company fail to satisfy the tests for a Milestone Month, or fail to provide the information necessary for the measurement of the milestones, GECAS will have the option, exercisable within ninety days following the delivery of the financial statements for such Milestone Month, to terminate the lease for one additional CRJ aircraft for each Milestone Month, up to a maximum of eight CRJ aircraft.  The terms of the termination of the leases would be similar to those for the 24 aircraft to be early terminated as described above.

On February 18, 2005, Independence Air entered into a term loan agreement with GECAS for $16.2 million and borrowed the full amount available under the term loan.  The loan bears interest at a spread over three month Libor based on an agreed market rate, and is payable in 60 monthly installments ranging from approximately 1.4% of principal to approximately 2.0% of principal, with a final maturity on February 18, 2010.  Independence Air is not permitted to voluntarily prepay the loan for three years and may do so thereafter only if it provides a letter of credit or other acceptable security in an amount equal to the payments that are being deferred under leases of 13 CRJ aircraft.  The loan is secured by Independence Air’s 11 CRJ spare engines and all of its CRJ spare parts.  The loan agreement also provides that the sum of the outstanding amounts of the loan and lease deferral amounts may not exceed specified percentages of the appraised values of the collateral.  If these percentages are exceeded, Independence Air is required to make a partial prepayment on the loans or provide additional collateral to restore compliance.  Subject to these requirements, Independence Air is permitted to dispose of collateral to the extent they become surplus to normal operations.  The Company is in compliance with these requirements.

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

In exchange for concessions from CRJ aircraft financing parties, the Company agreed to issue a total of 2,035,000 additional shares of FLYi common stock, $0.02 par on February 18, 2005.  The shares of common stock are to be issued to certain aircraft lessors and lenders as consideration for their agreeing to participate in the restructuring of the terms of their respective aircraft loans or leases through the transactions described above.  The number of shares of common stock issued to each lessor or lender was determined through arms-length negotiations.  None of the shares of common stock were issued in exchange for cash.  The shares were issued in privately negotiated transactions in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933.  The Company recorded the fair market value of the shares as prepaid rent expense and will amortize the prepaid rent over the remaining life of the respective leases as part of aircraft rent expense.

During the first quarter of 2005, Independence Air entered into a series of agreements for the consensual early termination of leases for 21 of the 30 Jetstream 41 (“J41”) turboprop aircraft that were previously retired from the Company’s operating fleet and are not currently used in Independence Air operations.  The agreements are with the lessors of those aircraft, with the lenders in the leveraged leases covering three of the aircraft, and with the manufacturer that provided certain residual support in connection with the leases.

BAE Systems (Operations), Limited and its affiliates (“BAE”), the manufacturer of the J41 aircraft, had provided certain residual value support to the lessors of 10 of the J41 aircraft that are subject to early termination agreements.  The Company and Independence Air entered into an agreement with BAE on February 18, 2005 to resolve certain issues relating to BAE and to the lessors as a result of the early termination of the leases, and to resolve any claims which BAE may have against the Company or Independence Air resulting from the termination of those leases.  BAE agreed to accept the applicability of its residual value support agreements to the lessors upon the early termination of the leases, and agreed that it would not pursue further claims against the Company or Independence Air relating to those agreements.  The Company and Independence Air agreed to provide consideration to BAE in exchange, including a cash payment of $2.0 million and the issuance of a promissory note of $3.5 million bearing interest at 6.75% payable monthly with principal repayments beginning in June 2006 and ending in December 2007.  The Company and Independence Air also agreed to issue a non-interest bearing convertible note in the amount of $5.0 million, convertible into 1 million shares of the Company’s stock, and agreed to turn over most of its remaining J41 spare engines, parts and tooling to BAE during 2005.  The Company and Independence Air also agreed that should BAE elect to settle any of its residual value agreements by purchasing the aircraft from the lessors, the Company and Independence Air would relinquish their claim to any refund of the security deposits for any purchased aircraft.  The amount of the deposits is further described below.  The Company expensed approximately $3.6 million for the fair market value of the promissory note and convertible note which is included in aircraft early retirement charge and restructuring costs.

The agreements with the lessors of the J41 aircraft provide for the early termination of the leases, the return of the aircraft to the lessors, and the elimination of future rent obligations. These agreements were entered into as of January 14, 2005 for four aircraft and as of February 18, 2005 for an additional 17 aircraft.  These lease terminations are expected to reduce Independence Air’s net payments during the period from January 2005 through February 2007 by approximately $13.5 million. Independence Air is responsible for certain return obligations with respect to these aircraft, but upon satisfaction of these obligations will have no further rent obligations with respect to these aircraft.  Independence Air posted, at the time it initially entered into the original leases, a total of $3.7 million in security deposits applicable to the J41 aircraft that are subject to these agreements.  Independence Air has agreed to permanently relinquished its claim to $2.2 million of these deposits and conditionally relinquished its claim to the remainder of these deposits upon release of remaining lease obligations.  Independence Air is not able to currently estimate how much, if any, of the remaining $1.5 million of deposits may be returned to it.  The Company previously recorded an early retirement charge for the J41 aircraft as they were removed from operation.  The early retirement charges previously recorded for these aircraft and these security deposits will be reconciled and portions reversed as the actual costs of the lease terminations are recorded in 2005.

The Company and Independence Air agreed to provide consideration to the lessors for entering into agreements to terminate certain J-41 leases including cash payments totaling approximately $3.5 million and the issuance of interest bearing promissory notes totaling approximately $2.7 million bearing interest at 6.75% payable monthly and with equal payments of principal and interest monthly from February 2007 through June 2010.  The Company also agreed to issue non-interest bearing convertible notes in the face amount of $20,952,113, convertible into 3,619,127 shares of the Company’s stock.  The Company has or will value when issued the non-interest bearing convertible notes at the fair market value as of the measurement date of the transaction.  The Company expensed the fair market value of the promissory note and the convertible note issued during the first quarter totaling $4.4 million as part of the aircraft early retirement charge and restructuring costs and will expense the fair market value of the remaining convertible notes when they are issued.  Independence Air also agreed to various terms with respect to the redelivery of the aircraft and in certain cases, to the condition of the aircraft upon return.  The Company reversed prior aircraft retirement charges totaling $21.5 million that were associated with 7 leased J-41 aircraft.  The Company anticipates that it will record further reversals of prior aircraft retirement charges in the second quarter 2005 covering 14 other J-41 aircraft once certain contingencies required under the restructuring agreements are met.

On March 21, 2005, Independence Air completed the delivery of 30 328Jet aircraft to Delta Air Lines (Delta) in connection with the assignment and assumption of the lease obligations resulting from the termination without cause of the Company’s Delta Connection agreement.  As part of its restructuring effort, as of the date of delivery of the aircraft to Delta, the Company entered into agreements with the lenders in the leveraged leases of these aircraft that provide for the lenders effectively to release the Company and Independence Air from future obligations to them under the 328Jet leases.  While the owner participant in the leveraged leases, a bankrupt entity that is in default of its obligations to the lenders and the Company, has not committed to a release of the Company, the lenders, which have an assignment of the owner participant’s interest in the leases and have a priority of payment superior to that of the owner participant, have agreed that they will not assert any claims against the Company with respect to events occurring after assumption by Delta.  The lenders have also agreed that, if Independence Air is required to make any payments under the leases and the lenders receive any portion of such payments, they will return those payments to Independence Air.  In consideration for this arrangement, the Company issued 1.5 million shares of the Company’s stock.  Independence Air obtained rent deferrals similar to those reached on its CRJ fleet for the remaining two leased 328Jets that are not being assigned to Delta in exchange for the issuance of an additional 130,000 shares of FLYi common stock and is actively marketing for sale one unencumbered 328Jet owned by Independence Air.  The fair value of the 1.6 million shares issued of approximately $2.4 million was recorded as part of the Company’s restructuring charge in the first quarter of 2005.

The lessor of the CRJs that are being returned as part of the restructuring arrangements has expressed the position with respect to the first 13 returned aircraft that approximately $2.7 million is due for holdover rent (that is, rent accruing after the original scheduled return date).  The Company agrees that approximately $370,000 is due and has accrued that amount as of March 31, 2005 but disagrees as to the balance, and is negotiating with the lessor to resolve this matter.  The Company anticipates that future aircraft returns to this lessor will be on schedule, although it also anticipates that the inspection and return process will continue to be challenging and that additional disputes may ensue as to whether amounts are owed due to discrepancies in meeting return conditions.

The lessor of four J41s has stated that it believes that the January agreement to terminate the leases is no longer valid due to delays in returning the aircraft to it, and that it is due damages under the leases, which it considers to have been terminated for breach.  The Company has responded that it believes that the lessor and the Company entered into a binding agreement for the termination of the leases in January.  The parties are substantially in agreement as to the condition of the aircraft on return and compensation for discrepancies with the aircraft and their records, but disagree as to whether the amounts due for return should be governed by the parties’ January agreement or by the applicable leases.  The Company believes that its position is valid, but if a determination is ultimately made in support of the lessor’s position the Company will owe amounts for damages under the leases in excess of the compensation it agreed under the restructuring.

15.       SUBSEQUENT EVENTS

During April and May 2005, the Company’s stock price has traded at below $1.00 per share.  Under Nasdaq rules, the Company may be delisted if this trend continues for 30 consecutive days. If the Company’s stock were delisted from the Nasdaq National Market, this would trigger the repurchase of the Company’s convertible senior notes.  As discussed in Note 4, If the Company were required to repurchase the convertible senior notes, this would adversely affect the Company’s liquidity.

In June 2005, the Company will ask for shareholder approval to authorize the Board of Directors, in its discretion, to effect a reverse stock split of up to one share for ten.  The Board has not necessarily determined that it will implement the reverse split if this proposal is approved by the stockholders.  The reverse stock split would be used, if necessary, to increase the share price to help meet the Nasdaq listing requirement for stock prices to be traded at above $1.00.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and information that is based on management’s current expectations as of the date of this document. When used herein, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements.  Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements.  Such risks and uncertainties include, among others:  the ability to increase operating revenues and reduce operating costs to maintain liquidity; the ability of Independence Air to effectively implement its low-fare business strategy utilizing regional jets and Airbus aircraft, and to compete effectively as a low-fare carrier, including passenger response to Independence Air’s new West Coast service, and the response of competitors with respect to service levels and fares in markets served by Independence Air; the effects of high fuel prices on the Company’s costs, and the availability of fuel; the ability to successfully and timely complete the acquisition of, maintain certification for, meet pre-delivery payment obligations for, and secure financing of, its Airbus aircraft, and to successfully integrate these aircraft into its fleet; the costs of returning CRJ and J41 aircraft and related records to lessors consistent with terms agreed as part of the Company’s restructuring efforts and the possibility of additional returns based on previously announced financial milestones under the terms of the restructuring; the ability to successfully remarket or otherwise make satisfactory arrangements for its nine J-41 aircraft not terminated as part of its restructuring and for three 328Jet aircraft not assigned to Delta; the ability to successfully hire, train and retain employees; the ability to reach and ratify an agreement with AMFA on mutually satisfactory terms; the ability to maintain listing of the Company’s common stock on the NASDAQ National Market; changes in the competitive environment as a result of restructuring, realignment, or consolidations by the Company’s competitors; the ongoing deterioration in the industry’s revenue environment; and general economic and industry conditions, any of which may impact Independence Air or the Company, its aircraft manufacturers and its other suppliers in ways that the Company is not currently able to predict.   Certain of these and other risk factors are more fully disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors Affecting the Company”, and “Risk Factors Affecting the Airline Industry” in the Company’s Form 10-K/A for the year ended December 31, 2004 and under “Risk Factors,” below. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

Overview

The first quarter 2005 was the first period in which the Company operated solely as a low-fare airline.  Operations as a United Express carrier ceased in August 2004 and operations as a Delta Connection carrier ended in November 2004.  Higher than anticipated losses since the inception of Independence Air operations have forced the Company to re-evaluate its business model and negotiate with its aircraft lessors and lenders to restructure the leases or loans for 52 CRJ aircraft, early terminate 24 CRJ leases, remove the Company from any further obligation on 30 328Jet leases assigned to Delta, and early terminate leases on 21 J41 turboprop airplanes.  The Company was able to reach agreement with the lenders and lessors of a majority of its aircraft and announced the restructuring on February 18, 2005.  As of May 1, 2005, the Company operated 69 CRJs in its Independence Air operation with eleven additional CRJs scheduled to be returned to lessors through July 2005. The Company also has ten A319s in operation with two more being delivered in May 2005.

The changes in the Company’s results of operations over the corresponding period for 2004 reflect the fact that during 2004 the Company’s wholly-owned subsidiary effected its transformation into an independent low-fare airline operating as Independence Air.  Beginning in June 2004 and ending in August 2004, Independence Air transitioned the Canadair regional jet (CRJ) fleet, which had been flying under the Company’s fee-per-departure code share agreement with United Airlines, into the Independence Air operation, and early retired its remaining turboprop aircraft that had been used in United Express operations.  In October and November 2004, the Company’s subsidiary ceased operating its Fairchild Dornier 328 regional jet aircraft (328Jet) fleet as a Delta Connection carrier and placed the 328Jets into temporary storage pending the lease assignment of 30 328Jets to Delta Air Lines, which assignment was completed on March 21, 2005.  As a result of discontinuing use of the 328Jets and terminating of the Company’s Delta Connection operations, the Company is now accounting for the direct operating revenues and expenses of the Delta Connection operations as a discontinued operation for all periods presented.  Accordingly, the Delta Connection operations are not reflected in the discussion of results of operations, below.  The Company’s past financial performance and operating results under United Express and Delta Connection operations will have no effect and no bearing on the financial performance or operating results of Independence Air.

First Quarter Operating Statistics

Three months ended March 31,	2004	2005	(Decrease) Increase
Revenue passengers carried	1,479,623	1,276,462	(13.7)%
Revenue passenger miles (“RPMs”) (000’s)	631,489	578,456	(8.4)%
Available seat miles (“ASMs”) (000’s)	961,747	963,284	0.2%
Passenger load factor	65.7%	60.1%	(5.6	)pts
Revenue per ASM (cents)	18.1	9.0	(50.3)%
Cost per ASM (cents)	17.9	19.9	11.2%
Cost per ASM (cents), adjusted (1)	17.2	18.2	5.8%
Average passenger segment (miles)	427	453	6.1%
Revenue departures (completed)	49,873	40,020	(19.8)%
Total block hours	77,964	60,484	(22.4)%
Aircraft utilization (block hours)	7.8	8.0	2.6%
Average cost per gallon of fuel (cents)	124.4	163.5	31.4%
Aircraft in service (end of period)	109	82	(24.8)%
Revenue per departure	$3,496	$2,156	(38.3)%

(1) “Cost per ASM (cents), adjusted” excludes an aircraft early retirement charge of $6.8 million in 2004 and $16.8 of restructuring cost in 2005.  See “Operating Expenses,” below.

Comparison of three months ended March 31, 2005, to three months ended March 31, 2004.

Results of Operations

General

The net loss in the first quarter 2005 was $103.7 million, or ($2.25) per share on a diluted basis compared to net income of $3.6 million or $0.08 per share on a diluted basis for the same period last year.  The net loss in the first quarter of 2005 was the result of operations solely as Independence Air, a low-fare carrier, compared to first quarter 2004 operations as a United Express carrier operating under a fee-per-departure agreement.  In addition, the Company incurred $16.8 million in restructuring costs during the first quarter 2005 as compared to $6.8 million in early retirement charges in the first quarter 2004.

Operating Revenues

Passenger revenues decreased 50.5% to $86.3 million for the three months ended March 31, 2005 from $174.3 million for the three months ended March 31, 2004.  Passenger revenues decreased in the first quarter of 2005 due to the termination of the United program on August 3, 2004, and the transition of the Company’s revenue base from a fee-per-departure code share model to one dependent on Independence Air ticket sales.  Low passenger revenue reflects the difficult revenue environment in the industry and the markets served by Independence Air, and Independence Air’s low load factor as it sought to realign its flight schedule to better match demand and adjust its fleet, increase business travel by participating in global distribution systems utilized by travel agents and in online travel sites including Travelocity and Orbitz and continue to develop its route structure through the introduction of A319 aircraft.

Independence Air revenue was $86.3 million for the three months ended March 31, 2005 with an average load factor of 60.1%.  With the elimination of the 29 seat J41 turboprops, offset by the addition of eight 132 seat A319 narrowbody aircraft, on a quarter over quarter comparison, ASMs increased 0.2% while total block hours and total departures decreased 22.4% and 19.8% respectively.  The inability of the industry as a whole and the Company in particular, to increase the average ticket price and Independence Air’s lower load factor resulted in revenue per ASM (RASM) falling to 9.0 cents for the first quarter 2005 as compared to 18.1 cents for the first quarter 2004.

Other revenue increased 78.0% to $4.7 million compared to $2.6 million for the same period last year.  The increase is primarily the result of the Company’s policy to charge fees for a passenger to change his or her flight and to check additional baggage.

Operating Expenses

A summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended March 31, 2004 and 2005 is as follows:

	Three Months ended March 31,
	2004		2005
	Percent of		Percent of
	Operating	Cost	Operating	Cost
	Revenues	Per ASM	Revenues	Per ASM
		(cents)		(cents)
Salaries and related costs	25.9%	4.8	52.0%	4.9
Aircraft fuel	17.3%	3.2	39.9%	3.8
Aircraft maintenance and materials	8.9%	1.6	14.6%	1.4
Aircraft rentals	14.5%	2.7	29.9%	2.8
Sales and marketing	4.2%	0.8	12.4%	1.2
Facility rents and landing fees	6.6%	1.2	15.2%	1.4
Depreciation and amortization	3.6%	0.7	6.4%	0.6
Other	12.3%	2.2	22.4%	2.1
Aircraft early retirement charge and restructuring cost	3.8%	0.7	18.4%	1.7
Total	97.1%	17.9	211.2%	19.9

Total operating expenses increased 11.8% to $192.0 million for the quarter ended March 31, 2005 compared to $171.8 million for the quarter ended March 31, 2004.  The primary cause of the increase in operating expenses was an aircraft restructuring charge of $16.8 million in the first quarter 2005 compared to an early aircraft retirement charge in the first quarter 2004 of $6.8 million, an increase in fuel costs of $5.6 million as a result of a 31.4% increase in the average cost per gallon for fuel, and an increase in sales and marketing costs of $3.8 million.  Factors affecting changes in relative costs per ASM are as follows:

The cost per ASM of aircraft fuel increased 0.6 cents or 18.8% despite the operation of larger aircraft with a lower consumption of fuel per ASM due to a 31.4% increase in the average cost per gallon of fuel to $1.64 in the first quarter of 2005 from $1.24 in the first quarter of 2004. Under the terms of the Company’s agreements with United in place during the first quarter of 2004, the risks and benefits of changes in fuel prices were passed through to United, and the Company was not exposed to fluctuations in fuel prices. The Company now bears the exposure to all increases in fuel prices in its Independence Air operations, and during the first quarter 2005 had no fuel hedges in place to mitigate that exposure.

The cost per ASM of maintenance decreased $0.2 cents or 12.5% due primarily to elimination of the J41 turboprop fleet and the addition of new 132 seat A319 aircraft.

The cost per ASM of aircraft rentals increased 0.1 cents or 3.7% due to the addition of eight A319s to the fleet offset by removing the J41 turboprops from the fleet.

The cost per ASM of sales and marketing increased 50.0% due primarily to the marketing expense to advertise and promote Independence Air.  The increase in costs related to the marketing and promotion of the Independence Air brand is partially offset by decreases in computer reservation fees that were incurred under United Express operations, and which were expensed as incurred.

The cost per ASM of facility rents and landing fees increased 0.2 cents or 16.7% for the first quarter 2005 compared to the first quarter 2004.  The increase is primarily the result of increases in airport rents as the Company leases more space at airports for ticket counters and gate space.  A large portion of this increase is at the Company’s Dulles airport hub, with the remainder being at the outlying stations where United had historically handled the station.  Another contributing factor to the increase is the increase in landing fees charged by airports in the current year and an increase in the utilization of CRJs and the addition of A319s as a percentage of the mix of aircraft used as CRJs and A319s have a higher landing fee rate than J-41s.

The cost per ASM of depreciation and amortization decreased 0.1 cents or 14.3% due primarily to the previous write-down of all unused assets that are now classified as held for sale.

The cost per ASM of other operating expenses decreased 0.1 cents or 4.5% to 2.1 cents in the first quarter of 2005 from 2.2 cents in the first quarter of 2004.  In absolute dollars, other operating expenses decreased 6.2% to $20.4 million in the first quarter of 2005 from $21.7 million in the first quarter of 2004.  Other operating expense for the first quarter 2004 included $2.6 million in legal fees related to the United Bankruptcy and the hostile takeover attempt by another airline.  Legal fees for the first quarter 2005 were $0.8 million as the legal costs related to the restructuring were included in the aircraft restructuring costs line.

The cost per ASM of aircraft financing restructuring and aircraft early retirement charges increased to 1.7 cents in the first quarter of 2005.  This increase was due to the $16.8 million in costs incurred to restructure and or terminate the leases for 76 CRJs and 21 J41 turboprop aircraft and to eliminate any further obligations on the Company’s part for the 30 328Jets that were assigned to Delta. Included in the aircraft early retirement charge and restructuring costs as of March 31, 2005 are: $17.4 million related to the write-off of prepaid rents on the CRJs being returned, the accrual of lease damages for one CRJ that was repossessed, and the fair market value of common stock issued to lessors of CRJ aircraft being returned; $11.5 million related to the cash and the fair market value of the convertible and promissory notes issued to J41 lessors; $2.6 million for the fair market value of common stock issued to the lessors of the 328Jets; and $6.7 million of legal, professional and other fees related to the restructuring; partially offset by the $21.4 million reversal of early aircraft retirement charges previously recorded for seven J41s.

Other income (expense)

Interest income increased 69.7% or $0.5 million to $1.3 million in the first quarter of 2005 from $0.8 million in the first quarter of 2004.  The increase is primarily attributable to the capitalization of interest related to the progress payments to Airbus for the purchase of 16 A319 aircraft.

Interest expense increased 29.3% or $0.9 million to $3.8 million in the first quarter of 2005 from $2.9 million in the first quarter of 2004.  The increase reflects the inclusion of a full quarter of interest in 2005 for the $125 million in convertible debt issued in February 2004 and the additional $24.1 million of debt issued in connection with the aircraft refinancing and GE credit facility in February 2005, partially offset by the payoff of debt on two aircraft that were sold in December 2004.

Liquidity and Capital Resources

As of March 31, 2005, the Company had cash, cash equivalents and short-term investments of $106.9 million and working capital of $81.1 million compared to $169.2 million and $187.8 million, respectively, as of December 31, 2004.  The Company has $63.1 million of restricted cash as of March 31, 2005, a portion of which is restricted under the terms of a letter of credit agreement with Wachovia Bank and the remainder of which are payments received from passengers for future travel that are placed in an interest bearing account with the Company’s credit card processor.  During the first three months of 2005, cash and cash equivalents decreased by $0.2 million, reflecting net cash used in operating activities of $82.3 million, net cash provided by investing activities of $63.2 million net cash provided by financing activities of $18.9 million.

The $82.3 million net cash used in operating activities primarily reflects the $103.7 net loss for the three month period and the $22.5 million write-off of deferred credits related to the leased CRJs being returned offset by receipt of the $41.6 million federal income tax refund related to a net operating loss carryback.  Net cash provided by investing activities of $63.2 million is the result of net sales of short term investments of $62.1 million.  Net cash of $18.9 million provided by financing activities is primarily the result of proceeds received on closing on the $16.2 million term loan with GECAS.

Capital Commitments and Off-Balance Sheet Arrangements

The Company’s business is capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft.  The Company has funded the acquisition of the majority of its CRJ aircraft by entering into off-balance sheet financing arrangements known as leveraged leases, in which third parties provide equity and debt financing to purchase the aircraft and simultaneously enter into long-term agreements to lease the aircraft to the Company.  These leveraged leases typically required uneven cash payments of rent twice a year, with approximately two-thirds of the annual amount due in January and one-third due in July.  As part of the aircraft financing restructuring negotiated during the first quarter 2005, the Company has deferred for 44 leased CRJs the principal portion of the lease payments and for eight owned CRJs the principal portion of the debt payments that are due for 2005 and through April 2006 and restructured the remaining payments including interest on the deferred amounts into monthly payments.  The Company also agreed to early terminate the leases on 24 CRJs between February and July 2005, assigned the leases on 30 328Jets to Delta and obtained agreements from the lessors to remove the Company from any further liability under the leases for those 328Jets, and agreed with certain lessors to early terminate the leases on 21 J41 turboprop aircraft.  These negotiated lease changes resulted in operating lease commitments for 2005 declining by approximately 49% and 2006 declining by approximately 39% and the Company’s overall future operating lease commitments to decline approximately 36%.  As part of the agreement to early terminate certain J41 leases, the Company issued two unsecured promissory notes, one having a fair market value of $2.1 million maturing on June 30, 2007 and one having a fair market value of $0.4 million maturing on June 1, 2010, and also issued two non-interest bearing convertible notes, one having a fair market value of $4.0 million maturing on January 1, 2015, and one having a fair market value of $1.5 million maturing on January 1, 2015.  The convertible notes automatically convert into common stock on December 31, 2014 if not previously converted.  The Company has agreed to issue additional convertible notes with an estimated fair market value of approximately $1.4 million to J41 lessors upon final execution of their early lease terminations.

Through May 1, 2005, the Company has taken delivery of six additional A319 aircraft under operating lease agreements committed to in 2004.   With these deliveries, the Company now is operating ten of the twelve Airbus A319 aircraft it is committed to lease.  The Company also has a purchase contract for 16 additional A319 aircraft which are scheduled to be delivered in 2006 and beyond.  The A319 purchase agreement requires the Company to make initial deposits and progress payments totaling $128.0 million.  The airframe manufacturer has agreed to finance a portion of the progress payments and, subject to material adverse change provisions applicable at the time of financing, the airframe and engine manufacturers have agreed to provide backstop financing for up to 15 aircraft of up to 80% of the purchase price if the Company is unable to obtain third party financing.  The Company is in negotiations with A319 lessors and others to secure operating leases for some or the entire firm ordered aircraft.

The Company had firm orders for 34 Bombardier CRJ200s (“CRJs”) and options for 80 additional CRJs.  These firm order commitments were subject to certain conditions which, unless waived by Independence Air, could no longer be met once United rejected the United Express agreements in its bankruptcy proceedings.  In April 2005, the Company notified Bombardier that it was not waiving the conditions of the purchase agreement and therefore would not be purchasing the 34 additional CRJs and as a result received back the remaining $3.4 million of deposits and progress payments.

During the first quarter 2005, the Company increased its long term debt by entering into a term loan agreement with GECAS for $16.2 million and borrowed the full amount available under the term loan.  The Company is not permitted to voluntarily prepay the loan for three years and may do so thereafter only if it provides a letter of credit or other acceptable security in an amount equal to the payments that are being deferred under leases of 13 CRJ aircraft.  The loan is secured by Independence Air’s 11 CRJ spare engines and all of its CRJ spare parts.  The loan agreement also provides that the sum of the outstanding amounts of the loan and lease deferral amounts may not exceed specified percentages of the appraised values of the collateral.  If these percentages are exceeded, the Company is required to make a partial prepayment on the loans or provide additional collateral to restore compliance.  The Company is in compliance with these requirements.

The foregoing changes are reflected in the following table summarizing principal contractual commitments as of March 31, 2005:

	Nine Months ended Dec. 31,
(in millions)	2005	2006	2007	2008	2009	Thereafter	Total
Long term debt	$3.2	$26.4	$13.5	$15.7	$14.4	$194.9	$268.1
Capital lease obligations	.3	.6	.4	.1	—	—	1.4
Guaranteed simulator usage commitments	.8	1.2	1.2	1.2	1.2	1.3	6.9
Operating lease commitments(1)	65.3	120.9	132.4	130.3	126.8	724.6	1,300.3
Aircraft purchase commitments (2)	—	210.0	350.0	—	—	—	560.0
Other purchase commitments	1.9	1.3	.9	1.2	.9	—	6.2
Total contractual capital commitments	$71.5	$360.4	$498.4	$148.5	$143.3	$920.8	$2,142.9

(1).	Includes estimated amounts to be due for the 2 Airbus single-aisle aircraft to be delivered subsequent to May 01, 2005.
(2)	Does not include future purchase commitments for CRJ aircraft with Bombardier which expired in April 2005 when the Company elected to not waive the conditions contained in the purchase agreement.

Capital Equipment and Debt Service

Capital expenditures for the first three months of 2005 were $2.0 million, compared to $2.9 million for the same period in 2004.  Capital expenditures in the first three months of 2005 consisted primarily of spare aircraft parts to be utilized in the Independence Air operation.  Capital expenditures in the first quarter of 2004 included the purchase of aircraft spare parts, aircraft improvements, and computer hardware and software.

For the remainder of 2005, the Company anticipates spending approximately $11.3 million for rotable spare parts for the Airbus aircraft, ground service equipment, facilities improvement and build-outs, and computers and software related to Independence Air’s continued expansion.

Debt service including capital leases for the three months ended March 31, 2005 was $0.5 million compared to $0.9 million in the same period of 2004.

  See further discussion in the “Recent Developments and Outlook” section.

Recent Developments and Outlook

This recent developments and outlook section contains forward-looking statements, which are subject to the risks and uncertainties set forth above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements” and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Restructuring of Aircraft Financing

On February 18, 2005 the Company announced that it had entered into multiple agreements covering the restructuring of certain aircraft obligations as well as the return of certain J-41 and CRJ aircraft to lessors.  These agreements required subsequent performance by the Company on a number of matters, including delivery of a significant number of aircraft and their records within prescribed periods.  The Company continues toward the performance of its obligations under these agreements, although several lenders or lessors have disputed whether initial aircraft and records were presented for return in a timely manner.  With respect to the return of the first 13 CRJs, the lessor has expressed the position that approximately $2.7 million is due for holdover rent (that is, rent accruing after the original scheduled return date).  The Company agrees that approximately $370,000 is due but disagrees as to the balance, and is negotiating with the lessor to resolve this matter.  The Company anticipates that future aircraft returns to this lessor will be on schedule, although it also anticipates that the inspection and return process will continue to be challenging and that additional disputes may ensue as to whether amounts are owed due to discrepancies in meeting return conditions.

With respect to J41s, the Company continues the process of returning aircraft and their records to the lessors as provided in the Memoranda of Understandings (“MOUs”) signed as part of the restructuring.  The lessor of four J41s has stated that it believes that the January agreement to terminate the leases is no longer valid due to delays in returning the aircraft to it, and that it is due damages under the leases, which it considers to have been terminated for breach.  The Company has responded that it believes that the lessor and the Company entered into a binding agreement for the termination of the leases in January.  The parties are substantially in agreement as to the condition of the aircraft on return and compensation for discrepancies with the aircraft and their records, but disagree as to whether the amounts due for return should be governed by the parties’ January agreement or by the applicable leases.  The Company believes that its position is valid, but if a determination is ultimately made in support of the lessor’s position the Company will owe amounts for damages under the leases in excess of the compensation it agreed under the restructuring.

As a result of the restructuring, the Company recorded a total restructuring charge of $16.8 million during the first quarter 2005.  This charge included professional fees, write-off of prepaid rents on the CRJs being returned, asset impairment charges, costs of equity and debt paid to lessors/lenders, and payments made to lessors net of the reversal of previously recorded early retirement charges for seven J41 aircraft.  The Company expects to record additional restructuring charges for its obligations under the restructuring agreements in the second quarter for the remaining 14 J41 aircraft as it determines that the leases have been terminated.  These amounts will be offset by the previously recorded aircraft early retirement charges for these aircraft.

Independence Air Operations

The Company has and continues to incur significant losses and negative cash flows from operations since it began operating as Independence Air and as a result is faced with significant liquidity challenges.  Even with the restructuring of its aircraft leases and loans, the Company expects to continue to incur losses and be faced with continued liquidity concerns.  The Company’s ability to pay its debt and meet its other obligations as they become due is dependent upon its Independence Air operations meeting operating projections that include revenues at levels that have not been achieved to date and reductions in costs.  Such matters raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Despite the difficult industry environment, high fuel prices, and other uncertainties, the Company continues to believe in its business model provided that it is successful in addressing its liquidity issues.  The Company believes that Independence Air continues to have the ingredients to be a successful low-fare carrier, including a strong origin and destination based hub, competitive costs, a developing brand position and recognition, a productive motivated labor force and a strong management team.  It also believes that low-fare carriers will continue to gain market share from legacy carriers during 2005 and in subsequent years.  The Company continues to believe that the introduction of A319 aircraft to larger markets will improve its traffic to other markets.  The Company commenced service to Las Vegas during the first quarter and started service to five west coast markets beginning with San Diego on April 15th and San Francisco, Los Angeles, San Jose and Seattle on May 1st.  However, even if the Company is able to achieve its 2005 operating and cost reduction objectives, Independence Air’s industry environment is highly uncertain and volatile.  Future events could affect the industry or the Company in ways that are not presently anticipated that could further adversely affect the Company’s liquidity.  Cash balances and cash flow from operations together with operating lease financing and other available equipment financing may not be sufficient to enable the Company to meet its working capital needs, expected operating lease financing commitments, other capital expenditures, and debt service requirements as they come due for the remainder of 2005 and into 2006.  The Company continues to evaluate opportunities to finance the acquisition of aircraft, engage in other financing transactions, sell additional equity or debt securities, enter into credit facilities with lenders, or sell underutilized assets, as well as opportunities to enter into arrangements with other carriers that would supplement or substitute for its Independence Air operations with respect to some or all of its operations or aircraft, all for either strategic reasons or to further strengthen its financial position.  The sale of additional equity or convertible debt securities would likely be dilutive to the Company’s stockholders.  If the assumptions underlying the Independence Air business model prove to be incorrect in any material adverse respect and the Company is unable to sell assets or access the capital markets and its cash balances decline to unacceptable levels, the Company may be forced to seek protection under the U.S. Bankruptcy Code.

In February 2004, the Company sold $125 million of Convertible Senior Notes (“Notes”).  The Notes have an interest rate of 6% and are convertible into FLYi, Inc. common stock at a conversion rate of 90.2690 shares per $1,000 principal amount of the Notes (a conversion price of approximately $11.08) once the Company’s common stock share price reaches 120% of the conversion price (or $13.30).  The Notes mature in 2034 and interest is payable semi-annually beginning August 15, 2004.  The Company may redeem the Notes either in whole or in part beginning 2007 at the redemption price, plus accrued and unpaid interest and liquidated damages, if any.  The holders may require the Company to repurchase the Notes on February 15 of 2009, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any.  The Company’s stock price reported on the NASDAQ National Market has recently been below $1.00.  As further discussed in the risk factors section of this Form 10-Q, if the Company’s stock continues to trade below $1.00, the Company is at risk of being delisted from the NASDAQ National Market.  If this were to occur, the

Company would be obligated to repurchase the Notes at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest and liquidated damages, if any.

Independence Air and the AFA-CWA reached a Tentative Agreement on February 10, 2005 and the flight attendants ratified the agreement on March 21, 2005.  The new agreement will not be amendable again until July 31, 2007.  The agreement is designed to address quality of life issues that were of concern to the work group and to update work rules of interest to the parties, and provides for the first pay rate increase to be effective in August 2006.

The Company expects to incur operating losses for each fiscal quarter during the remainder of 2005 as it continues with expansion and growth of Independence Air.  The Company is competing in a U.S. airline industry that continues to experience reductions in passenger yields, aggressive price competition, high insurance costs, high fuel costs, changing and increased government regulations and tightened credit markets as evidenced by higher credit spreads and reduced lending capacity.  These factors are directly affecting the operations and financial condition of participants in the industry including the Company, its aircraft creditors, and aircraft manufacturers.  In addition, the Company’s business strategy to compete as a low-fare airline places it in competition with other carriers that have established routes and brand recognition, greater financial resources and/or lower unit costs than the Company.  Moreover, the ongoing losses incurred by the industry continue to raise substantial risks and uncertainties.  These risks may impact the Company and aircraft manufacturers in ways that the Company is not currently able to predict.  The Company’s past financial performance and operating results under its United Express and Delta Connection operations will have no effect and no bearing on the financial performance or operating results of Independence Air.

The Company’s net loss for the first quarter 2005 does not reflect any benefit from income taxes as a result of the net operating loss incurred.  The ability to record a tax benefit from incurred and future losses will depend on the ability of the Company to generate taxable income in future periods.  Until the Company can show that it is more likely than not to have taxable income in future periods to offset the net operating losses, it will continue to record a valuation allowance against the income tax benefit provided by its net operating losses.

RISK FACTORS

This outlook section contains forward-looking statements, which are subject to the risks and uncertainties set forth above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements” and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

We expect to have substantial cash needs as we continue to establish ourselves under the new brand “Independence Air” as a low-fare carrier, including cash required to fund increases in accounts payable, prepaid expenses, aircraft security deposits on new aircraft to be leased, pre-delivery payments on new aircraft to be purchased, as well as anticipated operating losses.  As of March 31, 2005, our debt of $268.1 million exceeded our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space.  As of March 31, 2005, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year were approximately $1.3 billion for 2005 through 2024, not including commitments for the additional Airbus A319 aircraft we are committed to acquire. The restructuring of the lease and loan payments on the 52 CRJs defers-but does not eliminate-the payment of approximately $70 million that would have been otherwise due between January 2005 and February 2007 and converts the previous semi-annual payment dates to monthly payment dates effective January 1, 2005.  We remain obligated to repay all the deferred amounts in monthly installments over the remaining term of the financing beginning in May 2006 and the associated interest on such deferrals monthly starting January 1, 2005.

Our purchase commitment for 16 additional Airbus aircraft is expected to be approximately $560 million over the next three years, including estimated amounts for contractual price escalations.  We will continue to incur additional debt and other fixed obligations as we take delivery of new aircraft and other parts and equipment and continue to expand into new markets.  The leases for the Airbus aircraft require security deposits to be held by the lessors in addition to payments of monthly rent and maintenance reserves.  The purchase agreement for the Airbus aircraft requires progress payments to be made for each aircraft as the delivery date approaches.  We have historically funded the majority of our aircraft acquisitions by entering into off-balance sheet financing arrangements known as leveraged leases, in which third parties provide equity and debt financing to purchase the aircraft and simultaneously enter into long-term agreements to lease the aircraft to us.  However, we do not anticipate that this source of financing will be available to us for the foreseeable future, and that we will need to finance our aircraft through secured debt or operating leases.  We are exposed to interest rate risks that can affect our costs under any of these financings.  There can be no assurance that we will be able to secure lease and/or debt financing on terms acceptable to us or at all.

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

We have no lines of credit, other than letters of credit collateralized by cash, and we will continue to rely on our existing cash balances, cash flow from operations and other sources of capital to satisfy our obligations.  In connection with our recently completed financial restructuring, we pledged substantially all of our remaining unencumbered collateral.  Even with the recent completion of our financial restructuring, if passenger traffic or yield do not achieve anticipated levels, fuel costs continue at current high levels or other events affect its operations, the Company may again face liquidity concerns.  If the Company is not able to achieve its current business plan, cash balances and cash flow from operations together with operating lease financing and other available equipment financing may not be sufficient to enable the Company to meet its working capital needs, expected operating lease financing commitments, other capital expenditures, and debt service requirements as they come due for the remainder of 2005 and into 2006.  If we are unable to make payments on our debt and other fixed obligations as they come due, we could be forced to consider commencing a bankruptcy case under the U.S. Bankruptcy Code or may be the subject of an involuntary bankruptcy proceeding commenced against us by creditors.

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

Our recently completed financial restructuring may result in significant expenditures and limits the flexibility of our operations

As discussed above in the Recent Developments and Outlook section, in connection with our recently completed financial restructuring, we have entered into agreements that require us to satisfy certain obligations.  We may have to incur unexpected costs to satisfy certain of these obligations, and our failure to satisfy these or other obligations arising under our financial restructuring could limit the flexibility of our operations.  We have reached agreements with the lessors to terminate the leases and return 24 CRJs and 21 J41 turboprops that were formerly used in our United Express operations and for the the elimination of future rent obligations associated with those aircraft.  The terms of those agreements include certain obligations with respect to the return of the aircraft, including in some cases the physical condition and timing of the return.  We may incur unexpected charges arising from those obligations and/or may fail to satisfy all of those obligations as to some or all of the aircraft.  We have also agreed to permit the lessor to require us to return up to eight additional CRJ aircraft if we do not meet certain financial milestones.  The removal of these aircraft could result in additional costs, and could be harmful to the business plan if we are forced to remove aircraft that are providing a positive contribution to our cash flow.

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

We are subject to risks arising from fuel costs and availability of fuel

Like all airlines, our finances have been dramatically affected by record high fuel prices.  Recently, we have purchased fuel at a price of $1.64 per gallon.  When we first started Independence Air operations in June 2004, we were purchasing fuel at $1.27 per gallon.  With about 75 million gallons projected to be consumed for the second through fourth quarters of 2005, at today’s rates we would incur approximately $27.8 million in additional cost for 2005 compared to what that fuel would have cost at prices that were prevailing when we first began operations.  We have not hedged our fuel needs.  We cannot predict the future cost and availability of fuel.  Both fuel costs and availability are subject to many economic and political factors and events occurring throughout the world over which we have no control.  Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for both home heating oil and gasoline.  Because of the intense pricing competition, the ability of carriers to adjust pricing to reflect higher fuel costs has been limited.  We do not believe that this present situation is sustainable either for us or for the industry as a whole, and that without either a reduction in fuel prices or an increase in ticket prices, we, like many other airlines, may not be successful.

We rely on third parties and supply infrastructure to provide sufficient fuel for our operations.  Recently the supply of fuel for the Washington area airports has been under pressure due to the strong demand and the limitatations of the supply channels.  The inability of these third parties to perform, the interruption of fuel supplies at an airport, or the inability to deliver sufficient fuel to us due to infrastructure constraints could result in cancelled flights and/or higher fuel prices.

We have costs and possible exposure arising from the 328Jet and termination of our Delta Connection operations

In April 2002, Fairchild Dornier GmbH, or Fairchild, the manufacturer of the 32-seat 328Jet, was placed under the supervision of a court-appointed interim trustee and in July 2002 Fairchild opened formal insolvency proceedings in Germany.  On March 21, 2005, we completed the delivery of 30 328Jet aircraft to Delta Air Lines (Delta) in connection with the assignment and assumption of the lease obligations resulting from the termination of our Delta Connection agreement without cause.  As part of our restructuring effort, as of the date of delivery of the aircraft to Delta, we entered into agreements with the lenders in the leveraged leases of these aircraft that the lenders effectively release us from future obligations to them under the 328Jet leases.  While Fairchild, the owner participant in the leveraged leases, has not committed to release us, the lenders, which have an assignment of Fairchild’s interest in the leases and have a priority of payment superior to that of Fairchild, have agreed that they will not assert any claims against us with respect to events occurring after assumption by Delta.  The lenders have also agreed that, if we are required to make any payments under the leases and the lenders receive any portion of such payments, they will return those payments to us.  We also are responsible for the remarketing of the two leased and one owned 328Jet aircraft that we did not have a right to assign to Delta, as well as the spare parts inventory, tooling and ground equipment unique to the 328Jet.  There can be no assurance that we will be able to sublease or sell these three 328Jets.  We recorded impairment charges of $13.8 million in connection with our one owned 328Jet and 328Jet spare parts, and early retirement charges of $7.2 million in connection with the two leased 328Jets that we did not have the right to require Delta to assume.

We will incur cash charges and may incur other unexpected charges as we return the J41 aircraft to the lessors

We have retired all J41 type aircraft from operation in our fleet.  As part of our recently completed financial restructuring, we entered into agreements with the lessors for 21 of those aircraft on terms for the return of the aircraft to the lessors and the elimination of our future rent obligations.  The terms of those agreements include certain obligations with respect to the return of the aircraft, including in some cases physical condition, the production of certain records, and timing of the returns.  The lessor of four J41s has stated that it believes that the January 2005 agreement to terminate the leases is no longer valid due to delays in returning the aircraft to it, and that it is due damages under the leases, which it considers to have been terminated for breach.  The Company believes that lessor’s position is not valid, but if a determination is ultimately made in support of the lessor’s position the Company will owe amounts for damages under the leases in excess of the compensation it agreed under the restructuring.  We may incur unexpected charges arising from the obligations relating to the J41 restructuring agreements and/or may fail to satisfy all of those obligations as to some or all of the aircraft.  For the remaining nine J41 aircraft, we are still contractually required to continue to make payments under the lease/loan agreements for the aircraft, and do not expect to be able to obtain sufficient sublease income to offset our rent obligations on those aircraft.  While we have recorded early retirement charges for the future rent costs, cash from operations will be negatively impacted by approximately $17.3 million for payments due over the remaining term of the leases/loans.

Our expansion of Independence Air requires significant new infrastructures

Our business strategy involves successfully establishing Washington Dulles as the hub for a new low-fare airline, establishing the Independence Air brand in regional jet markets we have been serving to and from Washington Dulles, expanding our operation into certain markets not previously served, and creating flight connection opportunities.  We must continue to establish and maintain significant new infrastructures that are necessary to operate as an independent airline, including scheduling, market planning and marketing, advertising, ground operations and information systems.  Achieving our business strategy is critical in order for our business to create passenger connecting opportunities for markets to be served with our existing fleet of CRJs and with the Airbus A319 aircraft that we currently operate and are acquiring, and to achieve economies of scale.  Increasing the number of markets we serve depends on our ability to successfully introduce the Airbus aircraft into our fleet, and to secure suitable slots, gates, ticket counter positions and other facilities at airports located in our targeted geographic markets.  In some of our markets we must establish and maintain ground operations and, in some markets, we compete with United and others for facilities and employees.  Opening new markets requires us to commit a substantial amount of resources, even before new service commences.  Expansion also requires additional skilled personnel and equipment.  An inability to hire and retain skilled personnel or to secure the required equipment and facilities efficiently and cost-effectively or to successfully develop and implement other necessary systems may affect our ability to achieve our business strategy.  In addition, Independence Air operations may also increase the demands on management and our operating systems and internal controls beyond levels we currently anticipate.  Such expansion may strain our existing management resources and operational, financial and management information systems to the point that they may no longer be adequate to support our operations, requiring us to make larger expenditures in these areas than we currently anticipate.  There can be no assurance that we will be able to develop these controls, systems or procedures on a timely or cost-effective basis, and the failure to do so could harm our business.

Failure to successfully implement our strategy for Independence Air could harm our business

Our business strategy for Independence Air involves, among others, attractive schedule and connection opportunities to the markets we serve, aggressive management of unit costs, and offering fares that are significantly lower than existed prior to our entry in order to stimulate demand.  While we have found that our new fare structure has in fact stimulated passenger growth, our competitors’ response in aggressively matching our fares and increasing capacity on many of our markets has resulted in an overcapacity of seats relative to the increased passenger growth.  There can be no assurance that we will be able to sufficiently balance our costs with the demand for our product, and failure to do so may prevent us from successfully implementing our strategy for Independence Air.

Our maintenance costs will increase as our regional jet fleet ages and as certain of our aircraft are returned to the lessors and retired from our fleet

As our fleet of regional jet aircraft ages, the maintenance costs for such aircraft will likely increase.  In addition, the CRJs being returned to lessors under our recently completed financial restructuring are generally among our newer aircraft, and thus have operated at lower costs than our average fleet.  Although we cannot accurately predict how much our maintenance costs will increase in the future, they may increase significantly.  Any such increase could have an adverse effect on our business, financial condition and results of operations.  We are vulnerable to any problems associated with the aircraft in our fleet, including design defects, mechanical problems or adverse perception by the public that could result in customer avoidance or an inability to operate our aircraft.

Our business plan for Independence Air is heavily dependent on the metropolitan Washington, D.C. market, including Northern Virginia, and a reduction in demand for air travel in this market or the inability of Washington Dulles to accommodate our operations would harm our business

Our operations focus on flights to and from our primary base of operations at Washington Dulles.  As a result, we are highly dependent upon the Washington, D.C. and Northern Virginia markets.  Our business would be harmed by any circumstances causing a reduction in demand for air transportation in the Washington, D.C. and Northern Virginia metropolitan area, such as adverse changes in local economic conditions, political disruptions or violence (including any terrorist attacks), negative public perception of the city or region, significant price increases linked to increases in airport access costs and fees imposed on passengers or the impact of past or future terrorist attacks.  Likewise, our business could be harmed by any disruption of service or facilities at Washington Dulles or by any disruption in our ability to obtain fuel or supplies necessary for our operation at Washington Dulles.

We face competition as a low-fare airline from legacy carriers as well as low-fare airlines to which we have not been previously exposed

The airline industry is highly competitive, primarily due to the effects of the Airline Deregulation Act of 1978, which substantially eliminated government authority to regulate domestic routes and fares, and increased the ability of airlines to compete with respect to destination flight frequencies and fares.  Independence Air operates in a new sector of the airline industry that is highly competitive and is particularly susceptible to price discounting because airlines typically incur only nominal costs to provide service to passengers occupying otherwise unsold seats.  Our competition includes legacy carriers and low-fare carriers, which are aggressively responding to our new Independence Air service to protect their markets and expand into new ones by adding service in markets we serve or plan to serve, reducing fares to these markets and/or providing frequent flyer and other incentives.  The competitive response has included not only flights to and from Washington Dulles, Reagan National and BWI airports, but has also included origination and destination markets that we connect through Washington Dulles. Several legacy carriers, including United and Delta, have introduced or expanded low-fare carriers within their existing operations.  In addition, because of the nature of our past relationship with United and because we offer service between key United hubs, United’s response to our operation as Independence Air has been and is expected to continue to be highly competitive and unpredictable.  Independence Air also competes against established brands used by both legacy carriers and low-fare carriers that carry greater name recognition and larger, more extensive loyalty programs, both at Washington Dulles and at the other cities that we serve.  Both legacy carriers and low-fare carriers also continue to take delivery of regional jets, and we may face increased competition from regional jets at Washington Dulles, including the use of new 70 or 90 seat regional jets, which would be larger than those we currently have in our regional jet fleet.  The use of new, larger scale regional jets will allow competitors to serve markets smaller than can now be served by low-fare carriers using larger aircraft, with a seat mile cost that may be lower than ours.

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

Our business model is dependent on our ability to continue to take delivery of, place into service and integrate new Airbus A319 aircraft into our operations

As of May 1, 2005, we have taken delivery of ten Airbus 319 aircraft and expect to take delivery of two additional A319s during May 2005, and have 16 additional Airbus A319 aircraft on order for delivery in 2006 and beyond.  The Airbus A319 aircraft will operate in markets that are important to serving a broad selection of cities from Washington Dulles, and providing that service is critical to attracting customers to our airline.  The A319 aircraft also will allow us to connect passengers to and from markets served by the regional jets to additional long haul markets, and we will thus rely on the Airbus A319 aircraft to generate incremental revenues for the regional jet fleet.

If we, Airbus, or the aircraft lessors are unable or unwilling to satisfy contractual obligations relating to the aircraft, we may be required to obtain alternative aircraft.  A number of factors could limit or preclude our ability to obtain the aircraft from Airbus, including:

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

We rely on maintaining a high daily aircraft utilization rate of our Airbus to keep our unit costs low, which makes us especially vulnerable to delays

One of the key elements of the Independence Air business strategy is to maintain a high daily aircraft utilization rate of our A319 aircraft, which is the amount of time that our aircraft spend in the air carrying passengers.  High daily aircraft utilization allows us to generate more revenue from our aircraft and is achieved, in part, by reducing turnaround times at airports so we can fly more hours on average in a day.  Aircraft utilization is reduced by delays or cancellations from various factors, many of which are beyond our control, including, among others, air traffic and airport congestion, inclement weather, security requirements, crew availability, fueling and ground handling and unscheduled maintenance.  Because many of our A319 routes will be to distant markets that will be remote from our hub, we may have a difficulty recovering from irregular operations.  Furthermore, a schedule that contemplates high aircraft utilization is subject to the increased risk that once an aircraft falls behind schedule during the day, it could remain behind schedule during the remainder of that day and potentially into the next day, which can result in disruption in operating performance leading to passenger dissatisfaction and missed connections.  All of the foregoing delays may increase our costs as well as diminish our reputation among our customers.

We do not participate in the types of marketing alliances used by many of our competitors

Many airlines have marketing alliances with other airlines under which they market and advertise their status as marketing alliance partners.  Among other things, they share the use of flight designator codes to identify their flights and fares in the computerized reservation systems and permit reciprocity in their frequent flyer programs.  In recent years, alliance activity among major carriers has significantly expanded within the airline industry, increasing the scope of operations and resources of our competitors, which, in turn, could adversely affect our ability to compete.  Independence Air is not a member of any marketing alliance.  Our lack of marketing alliances could harm our business and competitive ability.  We also do not participate in interline baggage handling agreements, under which we would forward and receive customer baggage to and from other airlines that may operate flights with which our customers may be connecting, which may discourage potential customers from flying on Independence Air.

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business

We depend on automated systems to operate our business as Independence Air, including our computerized airline reservation system, our telecommunication systems, operations center, airport kiosks, and our website.  Our website and reservation and check-in systems must be able to accommodate a high volume of traffic and deliver important flight information.  Substantial or repeated website, reservations system, operations center, airport kiosk, or telecommunication systems failures could reduce the attractiveness of our services and could cause our customers to purchase tickets from another airline.  While we have backup systems for some aspects of our operations, our systems have not been fully tested for the volume of transactions possible in our operations and are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities.  In order to provide a reservations system and the infrastructure to receive customer calls, we contract with third party vendors to provide the software, hardware, and technical support of the reservations system and the physical location and staffing for a call center.  We also may need to rely on third-party vendors to implement our back-up systems, which would place aspects of maintaining important data beyond our control.  Any disruption in our or our third parties’ systems or in the ability of the third party vendors to provide their services could result in the loss of customer bookings or important data, increase our expenses and generally harm our business.

Our inability to obtain and maintain approval from the FAA and the DOT to operate aircraft could materially affect our operations

We possess all of the DOT and FAA authority necessary to operate our fleet of A319 and CRJ aircraft.  We are required to maintain this authority and to satisfy on-going regulatory requirements in order to continue our operations.  We recently paid a substantial civil penalty to the FAA and are involved in an ongoing review by the FAA of the Company’s maintenance records program.  The outcome of this review cannot be predicted at this time, but could result in additional fines or actions by the FAA.

We may not be able to maintain access to suitable airports located in our targeted geographic area

Independence Air is materially dependent on our ability to access suitable airports located in our targeted geographic markets for both our larger, single aisle aircraft and our regional jets at costs that are consistent with our low-fare strategy.  Some airports served by Independence Air are subject to FAA imposed capacity controls and, although Independence Air currently has the slots necessary to conduct operations at these airports, additional limits could be placed on the airports that might restrict Independence Air’s access to them.  In August 2004, the FAA issued an order limiting hourly operations at Chicago’s O’Hare International Airport.  The effect of this order caused the Company to shift the hours of certain of its operations and to place an upper limit on the number of daily O’Hare arrivals through the end of October 2005 that could be extended indefinitely.  Other airports that are not currently capacity controlled that become severely congested, which could include Washington Dulles, could become the subject of regulatory limits or new fees and thereby restrict Independence Air’s access to or operations at those airports.  Any condition that would deny, limit or delay our access to airports we serve or seek to serve in the future would constrain our ability to grow.  A change in the terms of our access to existing facilities or any increase in the relevant charges paid by us as a result of the expiration or termination of such arrangements and our failure to renegotiate comparable terms or rates could have a material adverse effect on our results of operations.  We base our operations predominantly at Washington Dulles. There can be no assurance that such airport will not impose higher airport charges in the future or that such increases would not adversely affect our operations.

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

Our contract with one of our unions currently is amendable

Our contract with the Aircraft Mechanics Fraternal Association, or AMFA, which was ratified in June 1998, became amendable in June 2002.  The AMFA contract covers all aviation maintenance technicians and ground service equipment mechanics working for us.  We have been in negotiations with AMFA since 2003 and more recently have been in mediation under the Railway Labor Act.  There can be no assurances as to the outcome of these negotiations and mediation, and any failure to resolve this negotiation on appropriate terms could affect our ability to compete effectively.

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

Risk Factors Relating to Our Common Stock

Our common stock is trading at prices below $1.00 and could be subject to delisting by NASDAQ

Our common stock currently trades on the NASDAQ National Market.  NASDAQ requires, as a condition to the continued listing of a company’s securities on the NASDAQ National Market, satisfaction of certain requirements, including maintaining a minimum bid price equal to or greater than $1.00 per share.  Failure to meet this minimum bid requirement for 30 consecutive trading days normally results in delisting proceedings, unless the company can demonstrate compliance with the minimum bid requirement for at least ten consecutive trading days during a 180-calendar day grace period that immediately follows the initial 30 trading day period of non-compliance.  During this grace period, a company regains compliance if its minimum bid closes at or above $1.00 for 10 consecutive trading days.  It is possible, but not assured, that NASDAQ might grant a company one or more additional grace periods to regain compliance, during which time the company must continue to meet all other NASDAQ continuing listing requirements.

On May 12, 2005, the closing minimum bid price for our common stock was $0.68.  The minimum closing bid for our common stock has been below $1.00 since April 15, 2005.  Even if the minimum bid price for our common stock is less than $1.00 for 30 consecutive trading days, we anticipate that NASDAQ will afford us the 180-calendar day grace period discussed above.  However, in the event that our common stock fails to satisfy NASDAQ’s minimum bid requirement in the near future, we are seeking stockholder approval for a reverse stock split at our annual stockholders’ meeting on June 22, 2005 in order to avoid the effort and expense of holding a special stockholders’ meeting.  We believe that, if the reverse stock split is approved by stockholders, and we determine to implement the reverse stock split, there is a greater likelihood that the minimum bid price for our common stock will be maintained at a level over $1.00 per share after the initial increase in share price above $1.00 upon implementing the reverse split.  However, no assurance can be given, regardless of whether we receive stockholder approval for and implement a reverse stock split, that the closing bid price of our common stock will continue to satisfy the NASDAQ minimum bid price requirements and thus continue to trade on the NASDAQ National Market.

If our common stock is delisted from the NASDAQ National Market, we would be obligated to repurchase our $125 million in 6% Convertible Notes due 2034, which are convertible into common stock, at 100% of their principal amount plus any accrued and unpaid damages and any liquidated damages.  Repurchase of the Notes on these terms would negatively impact our financial condition.  Moreover, delisting of our common stock from the NASDAQ National Market also could adversely impact our ability to attract the interest of investors and to maximize stockholder value.  In addition, any delisting may result in decreased liquidity for the holders of outstanding shares of our common stock and our share price could decrease even further.  While some of these concerns could be alleviated if our common stock is transferred from the National Market to the NASDAQ Small Cap Market, such a transfer would still trigger a repurchase obligation with respect to the 6% Convertible Notes.

The price of our common stock historically has been volatile, which may continue and make it difficult for investors to resell the common stock

The market price of our common stock has experienced and may continue to experience high volatility.  Also, the broader stock market has experienced significant price and volume fluctuations in recent years. These fluctuations have affected the market prices of securities issued by many companies for reasons unrelated to their operating performance.  In addition to the risks described elsewhere in the “Risk Factors” section, some of the factors that may affect our stock price are:

•                  continued variability in our revenue or earnings;

•                  changes in quarterly revenue or earnings estimates for our Company made by the investment community;

•                  our failure to meet financial analysts’ performance expectations; sales of our common stock by investors who view the notes as a more attractive means of equity participation in our Company and by hedging or arbitrage trading activity involving our common stock;

•                  short selling by market participants because the conversion of the notes could depress the price of our common stock;

•                  speculation in the press or investment community about our strategic position, financial condition, results of operations, business or significant transactions; and

•                  general domestic and international market, political and economic conditions.

For these reasons, investors should not rely on historical trends to predict future stock prices or financial results.  In addition, following periods of volatility in a company’s securities, securities class action litigation against a company is sometimes instituted.  This type of litigation could result in substantial costs and the diversion of management time and resources.  We anticipate that we will continue to face these types of risks.

We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate our stockholders’ ability to sell their shares for a premium in a change of control transaction

Various provisions of our article of organization and bylaws and of Delaware corporate law may discourage, delay or prevent a change in control or takeover attempt of our Company by a third party that is opposed to by our management and board of directors.  Public stockholders who might desire to participate in such a transaction may not have the opportunity to do so.  These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and board of directors.  These provisions include:

•                  preferred stock that could be issued by our board of directors to make it more difficult for a third party to acquire, or to discourage a third party from acquiring, a majority of our outstanding voting stock;

•                  non-cumulative voting for directors;

•                  control by our board of directors of the size of our board of directors;

•                  limitations on the ability of stockholders to call special meetings of stockholders;

•                  and advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings.

We might not be able to use net operating loss carryforwards.

Our ability to use our net operating loss and credit carryforwards to offset future income tax obligations, if any, may be limited by changes in the ownership of our stock . The standard on what constitutes a change in ownership for this purpose under Internal Revenue Code Section 382  is complex, and could be triggered by open market acquisitions of our stock, by our issuances of common stock or by a combination of these factors among others.  Any limitation on the use of net operating loss carryforwards may affect the market for our stock and, to the extent it increases the amount of federal income tax that we must actually pay, may have an adverse impact on our financial condition.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company principal exposure to market risk arises from changes in interest rates and fuel costs. The Company’s exposure to market risk associated with:

Changes in interest rates relates to the Company’s commitment to acquire Airbus single aisle aircraft.  From time to time the Company has entered into put and call contracts designed to limit the Company’s exposure to interest rate changes until permanent financing is secured upon delivery of jet aircraft.  As of March 31, 2005, the Company had no open hedge transactions for interest rates.

With the restructuring of the CRJ leases, the Company has floating rate payments that are tied to LIBOR.

With the startup of Independence Air service in the second quarter of 2004, the Company’s results of operations are subject to availability and changes in the price of jet fuel.  Market risk is estimated as a hypothetical 10% increase in the March 31, 2005 cost of $1.64 per gallon of fuel.  Based on the projections of fuel usage of the Company for the remainder of 2005, such an increase would result in an increase to aircraft fuel expense of approximately $12.3 million for the remainder of 2005.  As of March 31, 2005, the Company had no open hedge transactions for jet fuel.

The Company issued 6% Convertible Senior Notes due February 15, 2034, at the principal value of $125.0 million and recorded deferred financing costs for commission fees and other expenses incurred in relation to the issuance of the Notes that will be amortized over five years.  At March 31, 2005, the estimated fair value of the Notes based on quoted market prices was approximately $36.6 million.

Item 4.  Controls and Procedures

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has carried out an evaluation of the effectiveness as of March 31, 2005 of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the principal executive officer and principal financial officer, particularly during the period when the Company’s periodic reports are being prepared.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

The lessor of the CRJs that are being returned as part of the restructuring arrangements has expressed the position with respect to the first 13 returned aircraft that approximately $2.7 million is due for holdover rent (that is, rent accruing after the original scheduled return date).  The Company agrees that approximately $370,000 is due but disagrees as to the balance, and is negotiating with the lessor to resolve this matter.  The Company anticipates that future aircraft returns to this lessor will be on schedule, although it also anticipates that the inspection and return process will continue to be challenging and that additional disputes may ensue as to whether amounts are owed due to discrepancies in meeting return conditions.

The lessor of four J41s has stated that it believes that the January agreement to terminate the leases is no longer valid due to delays in returning the aircraft to it, and that it is due damages under the leases, which it considers to have been terminated for breach.  The Company has responded that it believes that the lessor and the Company entered into a binding agreement for the termination of the leases in January.  The parties are substantially in agreement as to the condition of the aircraft on return and compensation for discrepancies with the aircraft and their records, but disagree as to whether the amounts due for return should be governed by the parties’ January agreement or by the applicable leases.  The Company believes that its position is valid, but if a determination is ultimately made in support of the lessor’s position the Company will owe amounts for damages under the leases in excess of the compensation it agreed under the restructuring.

In addition to those matters discussed in our filing on Form 10-K/A and above, the Company is a party to routine litigation all of which is viewed to be incidental to its business, and none of which the Company believes are likely to have a material effect on the Company’s financial position or the results of its operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in a Form 8-K filed on February 25, 2005, the Company agreed to issue to certain aircraft lessors and lenders and to an aircraft manufacturer a total of 8,284,127 shares of FLYi common stock, $0.02 par value, either directly or under convertible non-interest bearing notes, as partial consideration for those parties agreeing to participate in the restructuring of the terms of their agreements with the Company and Independence Air.  The Company entered into agreements to issue 2,165,000 shares directly and agreed to issue non-interest bearing notes convertible into an additional 6,119,127 shares of common stock.

Subsequently, during the first quarter 2005, the Company issued 1,500,000 shares of common stock to certain of these parties in lieu of issuing non-interest bearing notes that were to be convertible into that same number of shares.  The number of shares of common stock issued to each lessor or lender and the number of shares of common stock issuable under each of the non-interest bearing convertible note was determined through arms-length negotiations, and no separate valuation was assigned to the issuance of the shares.  None of the shares of common stock were issued in exchange for cash.  The shares and the non-interest bearing convertible notes were issued in privately negotiated transactions in reliance upon the exemptions from registration provided under Section 4(2) and Rule 144A of the Securities Act of 1933, and the shares issuable upon conversion of the non-interest bearing convertible notes will be issued in reliance upon the exemption provided under Section 3(a)(9) of the Securities Act of 1933.

ITEM 3.  Defaults Upon Senior Securities.

None to report.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None to report.

ITEM 5.  Other Information.

None to report.

ITEM 6.  Exhibits

Exhibits

Exhibit
Number	Description of Exhibit

10.52

Omnibus Amendment Agreement dated as of January 7, 2005, between FLYI, Inc. (Guarantor), Independence Air, Inc. (lessee), Wachovia Bank, National Association (Lessor), Windy City Holdings, Inc., AFS Investments XI, Inc., AFS Investments XLI LLC and AFS Investments XLII LLC (Owner Participants), Export Development Canada (Loan Participant) and U.S. Bank National Association and State Street Bank and Trust Company (Loan Trustees).

10.53

Milestone Agreement, dated as of February 18, 2005, among Independence Air, Inc. (Lessee), FLYi, Inc. (Guarantor) and General Electric Capital Corporation, Windy City Holdings, Inc., AFS Investments XI, Inc. and AFS Investments XLI LLC (Beneficiaries). (Confidential treatment has been requested for portions of this agreement).

10.54

Series of Agreements relating to a term loan dated as of February 17, 2005, between Independence Air, Inc., as Borrower, General Electric Capital Corporation, as Administrative Agent and Lender, and various Lenders. (Confidential treatment has been requested for portions of this agreement).

10.55	Form of Equity Issuance Agreement enetered into with certain lenders and lessors.

10.56

J41 RVA Final Settlement Agreement, effective March 1, 2005, between Independence Air, Inc., FLYi, Inc. and BAE Systems Regional Aircraft, Inc. (Confidential treatment has been requested for portions of this agreement).

10.57	Form of Convertible Note provided to certain lessors, lenders and an aircraft manufacturer.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Section 302 and 906 by the Company’s chief executive officer.

31.2	Certification pursuant to Section 302 and 906 by the Company’s chief financial officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLYi, INC.

May 16, 2005	By:	/s/Richard J. Surratt
Richard J. Surratt
Executive Vice President, Treasurer, and Chief Financial Officer