Form 10-Q
period 2005-06-30
FLYI INC
filed 2005-08-09
CIK 904020

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 1, 2005, there were 49,104,810 shares of common stock, par value $.02 per share, outstanding.

Part I.  Financial Information

Item 1. Financial Statements

FLYi, Inc.

Condensed Consolidated Balance Sheets

(In thousands except for share and per share data)	December 31, 2004	June 30, 2005
		(Unaudited)
Assets
Current:
Cash and cash equivalents	$5,219	$19,443
Short term investments	163,984	46,515
Restricted cash	21,762	49,722
Accounts receivable, net	54,395	16,418
Expendable parts and fuel inventory, net	15,608	13,938
Prepaid expenses and other current assets	72,570	44,901
Assets held for sale	11,200	12,311
Total current assets	344,738	203,248
Restricted cash	17,880	19,756
Property and equipment at cost, net of accumulated depreciation and amortization	236,338	179,227
Intangible assets	171	171
Debt issuance costs, net of accumulated amortization	5,145	4,840
Aircraft deposits	69,034	73,812
Other assets	4,352	6,226
Total assets	$677,658	$487,280
Liabilities and Stockholders’ Equity (Deficit)
Current:
Current portion of long-term debt	$8,600	$17,578
Current portion of capital lease obligations	553	914
Accounts payable	23,273	8,735
Air traffic liability	23,132	54,287
Accrued liabilities	75,440	74,530
Accrued aircraft early retirement charge	14,760	11,719
Total current liabilities	145,758	167,763
Long-term debt, less current portion	230,230	253,777
Capital lease obligations, less current portion	1,040	1,420
Deferred credits, net	81,518	68,200
Accrued aircraft early retirement charge, less current portion	48,942	22,232
Other long-term liabilities	3,036	3,271
Total liabilities	510,524	516,663
Stockholders’ equity (deficit):
Common stock: $.02 par value per share; shares authorized 130,000,000; shares issued 50,410,787 and 54,055,787 respectively; shares outstanding 45,339,810 and 48,984,810, respectively	1,008	1,081
Additional paid-in capital	152,513	158,104
Less: Common stock in treasury, at cost, 5,070,977shares	(35,718)	(35,718)
Accumulated other comprehensive income	(140)	(85)
Retained earnings (deficit)	49,471	(152,765)
Total stockholders’ equity (deficit)	167,134	(29,383)
Total liabilities and stockholders’ equity (deficit)	$677,658	$487,280

See accompanying notes to the condensed consolidated financial statements.

FLYi, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

Three months ended June 30,
(In thousands, except for per share data)	2004	2005
Operating revenues:
Passenger	153,573	113,070
Other	778	4,380
Total operating revenues	154,351	117,450
Operating expenses:
Salaries and related costs	45,350	41,313
Aircraft fuel	29,964	43,600
Aircraft maintenance and materials	17,640	10,830
Aircraft rentals	25,358	26,138
Sales and marketing	17,709	10,724
Facility rents and landing fees	11,210	13,379
Depreciation and amortization	6,574	6,319
Other	20,254	17,837
Impairment of long-lived assets	—	43,400
Aircraft early retirement charge and restructuring costs	21,867	(402)
Total operating expenses	195,926	213,138
Operating loss	(41,575)	(95,688)
Other income (expense):
Interest income	1,349	1,703
Interest expense	(4,097)	(4,327)
Other, net	(114)	(176)
Total other expense	(2,862)	(2,800)
Loss from continuing operations before income tax benefit	(44,437)	(98,488)
Income tax benefit	(17,023)	—
Loss from continuing operations	(27,414)	(98,488)
Income from discontinued operations, net of tax	338	—
Net loss	(27,076)	(98,488)
Loss per share:
Basic:
Net loss	(.60)	(2.01)
Diluted:
Net loss	(.60)	(2.01)

Weighted average shares outstanding:
-Basic	45,334	48,985
-Diluted	45,334	48,985

See accompanying notes to the condensed consolidated financial statements.

FLYi, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

Six months ended June,
(In thousands, except for per share data)	2004	2005
Operating revenues:
Passenger	327,910	199,339
Other	3,391	9,031
Total operating revenues	331,301	208,370
Operating expenses:
Salaries and related costs	91,148	88,612
Aircraft fuel	60,652	79,889
Aircraft maintenance and materials	33,316	24,123
Aircraft rentals	51,158	53,349
Sales and marketing	25,084	21,934
Facility rents and landing fees	22,900	27,188
Depreciation and amortization	12,910	10,730
Other	41,952	38,186
Impairment of long-lived assets	—	44,800
Aircraft early retirement charge and restructuring costs	28,618	16,371
Total operating expenses	367,738	405,182
Operating loss	(36,437)	(196,812)
Other income (expense):
Interest income	2,138	3,042
Interest expense	(6,999)	(8,079)
Other, net	(346)	(387)
Total other expense	(5,207)	(5,424)
Loss from continuing operations before income taxbenefit	(41,644)	(202,236)
Income tax benefit	(15,934)	—
Loss from continuing operations	(25,710)	(202,236)
Income from discontinued operations, net of tax	2,258	—
Net loss	(23,452)	(202,236)
Loss per share:
Basic:
Net loss	(.52)	(4.25)
Diluted:
Net loss	(.52)	(4.25)

Weighted average shares outstanding:
-Basic	45,334	47,556
-Diluted	45,334	47,556

See accompanying notes to the condensed consolidated financial statements.

FLYi, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Six months ended June 30, (In thousands)	2004	2005
Cash flows from operating activities:
Net income (loss)	$(23,452)	(202,236)
Adjustments to reconcile net income to net cash used in operating activities:
Discontinued operations:
Depreciation and amortization	3,826	—
Depreciation and amortization	14,366	12,372
Loss on disposal of fixed assets	984	2,120
Provision for inventory obsolescence	743	(13)
Asset impairment	—	44,800
Amortization and write-off of deferred credits	(5,595)	(29,176)
Amortization and write-off of deferred financing costs	615	494
Capitalized interest (net)	(369)	311
Accretion of interest, net	415	908
Aircraft restructuring charges:
Restructuring charges	—	12,589
Reversal of estimated charge for aircraft early retirement	—	(25,064)
Changes in operating assets and liabilities:
Restricted cash	—	(27,960)
Accounts receivable	(9,432)	37,582
Expendable parts and fuel inventory	(1,241)	1,683
Prepaid expenses and other current assets	(34,970)	29,097
Accounts payable	10,763	(4,444)
Air traffic liability	7,382	31,154
Accrued liabilities	17,352	(5,924)
Net cash used in operating activities	(18,613)	(121,707)
Cash flows from investing activities:
Purchases of property and equipment	(12,768)	(3,549)
Proceeds from sales of assets	230	1,090
Purchases of short term investments	(214,825)	(1,500,805)
Maturities of short term investments	192,580	1,618,460
Increase in restricted cash	(7,553)	(1,876)
Refunds of aircraft deposits	—	5,000
Payments of aircraft deposits and other deposits	(31,206)	(2,431)
Net cash (used in) provided by investing activities	(73,542)	115,889
Cash flows from financing activities:
Proceeds from issuance of long term debt	125,000	16,171
Payments of long-term debt	(3,846)	(1,196)
Payments of capital lease obligations	(207)	(348)
Deferred financing costs	(3,391)	(189)
Proceeds from receipt of deferred credits	—	5,604
Proceeds from exercise of stock options	4	—
Net cash provided by financing activities	117,560	20,042
Net increase in cash and cash equivalents	25,405	14,224
Cash and cash equivalents, beginning of period	95,879	5,219
Cash and cash equivalents, end of period	121,284	19,443

See accompanying notes to the condensed consolidated financial statements.

FLYi, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of FLYi, Inc. (“FLYi”) and its wholly owned subsidiaries, Independence Air, Inc. (“IA”), Atlantic Coast Jet LLC, Atlantic Coast Airlines, Inc., Atlantic Coast Academy, Inc., and WaKeeney, Inc., (collectively, the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The information furnished in these condensed consolidated financial statements reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements.  Results of operations for the three and six month periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The preparation of financial statements requires use of estimates.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Certain prior period amounts have been reclassified to conform to the current period presentation.

2.     OPERATING ENVIRONMENT

The Company currently is relying primarily on its current cash, cash equivalents and short-term investments and on operating cash flows to provide working capital.  However, cash provided by operations is negative and is projected to continue to be negative for the remainder of 2005, and cash balances and cash flow from operations are not expected to be sufficient to enable the Company to meet its operating expenses, working capital needs, expected operating lease financing commitments, acquisition or financing cost of aircraft and other capital expenditures, and debt service requirements as they come due for the remainder of 2005 and into 2006. The Company has no lines of credit or other borrowing facilities to generate cash and essentially all of the Company’s assets have been pledged as collateral to secure the Company’s outstanding debt and other obligations.  The Company’s ability to pay its debts and meet its other obligations as they become due is dependent upon its Independence Air operations earning revenues at levels that have not been achieved to date and further reducing its costs in the long-term and identifying and realizing additional internal and/or external sources of liquidity in the near-term.  If the Company is unable to raise significant funds in the near term whether from internal or external sources, the Company will not be able to meets its obligations as they become due.  Such matters raise substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, the Company is re-evaluating the scope and nature of its Independence Air operations (as discussed below under “Recent Developments and Outlook – Independence Air Operations”) and is continuing to evaluate and undertake initiatives to address its liquidity needs, including equipment financing arrangements, asset sales, other financing transactions, additional equity or debt securities issuances and credit facilities with lenders, as well as opportunities to restructure or obtain releases from its obligations.  Among these initiatives are the deferral of aircraft deliveries and return of associated deposits, efforts to sell the Company’s owned 328Jet aircraft and its 328Jet spare parts inventory, and negotiation of a Power By the Hour maintenance service arrangement (PBH) covering certain components on the Company’s A319 aircraft, which would allow the Company to sell its A319 spare parts inventory and substantially reduce future capital spending requirements for A319 spare parts to support the twelve A319s currently in service.  While these efforts may provide the Company with additional, near-term liquidity, the Company would continue to require additional sources of outside capital, and accordingly the Company is exploring and pursuing discussions with third parties.  Any additional sale of equity or convertible debt securities would likely be dilutive to the Company’s stockholders.  The Company can provide no assurances that its efforts to address these significant cash flow issues will be successful and, as described below, the Company may seek to restructure under Chapter 11.  There can be no assurances that, should the Company be required to seek such protection, that it will not be required to liquidate under Chapter 7.

Additional future events could impact the industry or the Company in ways that are not presently anticipated.  If the current situation continues and the Company is unable to adequately or timely address its liquidity needs through the efforts referenced above or otherwise, the Company will seek to restructure its operations under Chapter 11 of the U.S. Bankruptcy Code.  The Company also could determine to enter a Chapter 11 proceeding notwithstanding success on some or all of the efforts referenced above, either to address obligations relating to aircraft that are no longer used in the Company’s operations, or for other strategic reasons.  Accordingly, the Company has engaged advisors and is making contingency plans for the potential of a Chapter 11 bankruptcy filing.  Although there is no certainty that the Company will seek to reorganize in a Chapter 11 proceeding, and no certainty that any such proceeding would ultimately be successful, and the timing of any such proceeding is uncertain, as with other airlines, the Company would seek to structure any such proceeding so as to minimize any adverse impact on its customers.

The Company and Independence Air are parties to an agreement with GE Capital Aviation Services (“GECAS”) that establishes certain financial milestones applicable to three-month periods ending in June, September, October, November and December 2005 and January, February and March 2006.  The agreement provides that should the Company fail to meet certain milestones targets, GECAS will have the option to terminate the lease for one additional Bombardier Canadair Regional Jet (“CRJ”) aircraft for each month, up to a maximum of eight CRJ aircraft.  This option is exercisable by notice from GECAS for up to ninety days following the delivery of the financial statements for each applicable month, with aircraft to be removed no earlier than 45 days following such notice.  The Company did not meet the first milestone, and does not anticipate that it will meet subsequent milestones.  The termination of leases would be on the same terms as that for other aircraft returned as part of the February 2005 restructuring.

Independence Air continues to evaluate and adjust its flight schedule in order to reduce costs, increase revenue, and better utilize its assets.  It recently adjusted its A319 flight schedule effective September 2005 to reduce the number of transcontinental flights, in order to increase the use of its A319 aircraft in East Coast operations to take advantage of higher returns presently available in shorter stage lengths.  In anticipation of the seasonal reduction in airline traffic expected after Labor Day, the Company recently reduced its scheduled CRJ flying effective September 2005 by approximately 17%, which will result in lower CRJ aircraft utilization.  Other schedule changes are also being implemented to provide operational improvements, including operating fewer flights during Dulles peak operational time of day and increasing connection times.  Further reductions in scheduled CRJ flights could occur depending on a variety of factors, including the exercise by GECAS of its option for the return of any of eight CRJs, as well as subsequent changes in passenger demand or further fuel price increases.

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

Three months ended June 30,
(in thousands except for per share data)	2004	2005

Net income (loss), as reported	$(27,076)	$(98,488)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,161)	(794)

Pro forma net income (loss)	$(28,237)	$(99,282)

Income (loss) per share:
Basic - as reported	$(.60)	$(2.01)
Basic - pro forma	$(.62)	$(2.03)
Diluted - as reported	$(.60)	$(2.01)
Diluted - pro forma	$(.62)	$(2.03)

Six months ended June 30,
(in thousands except for per share data)	2004	2005

Net income (loss), as reported	$(23,452)	$(202,236)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,803)	(1,718)

Pro forma net income (loss)	$(26,255)	$(203,954)

Earnings (loss) per share:
Basic - as reported	$(0.52)	$(4.25)
Basic - pro forma	$(0.58)	$(4.29)
Diluted - as reported	$(0.52)	$(4.25)
Diluted - pro forma	$(0.58)	$(4.29)

4.  DEBT

Long-term debt consists of the following at December 31, 2004 and June 30, 2005, respectively:

(in thousands)	December 31, 2004	June 30, 2005
Equipment Notes associated with Pass Through Trust Certificates, due January 1, 2008 and January 1, 2010, principal payable annually through January 1, 2006 and semi-annually thereafter through maturity, interest payable semi-annually at 7.49% throughout term of notes, collateralized by four J41 aircraft.	$8,869	$8,869

Notes payable to institutional lenders, due between October 23, 2010 and May 15, 2015, principal payable semiannually with interest ranging from 5.65% to 7.63% through maturity, collateralized by four CRJ aircraft.	38,322	38,322

Note payable to institutional lender, due October 2, 2006, principal payable semiannually with interest at 6.56%, collateralized by one J41 aircraft.	1,196	911

Notes payable to institutional lender, due November 2019, principal payable semiannually with interest at 5.11%, collateralized by four CRJ aircraft.	56,443	56,443

Notes payable to Airbus for deferred predelivery payments, due upon delivery of aircraft with interest at 6.5%	9,000	18,000

Note payable to institutional lender, due February 1, 2010, principal payable monthly with variable interest at LIBOR plus 4.75%, collateralized by CRJ spare engines and parts	—	15,260

Promissory notes, due June 30, 2007 and June 1, 2010, principal payable monthly beginning June 30, 2006 and February 1, 2007 with interest payable monthly at 6.75%, unsecured	—	3,017

Non-interest bearing convertible notes – due 2015	—	5,533
6% Convertible Senior notes – due 2034	125,000	125,000
Total	238,830	271,355
Less: Current Portion	8,600	17,578
	$230,230	$253,777

In February 2004, the Company sold $125 million of Convertible Senior Notes (“Notes”).  The Notes have an interest rate of 6% and are convertible into FLYi, Inc. common stock at a conversion rate of 90.269 shares per $1,000 principal amount of the Notes (a conversion price of approximately $11.08 per share) once the Company’s common stock share price reaches 120% of the conversion price or $13.30 per share.  The Notes mature in 2034 and interest is payable semi-annually with the next payment of $3.7 million due August 15, 2005.  During the second quarter 2005, the Company’s stock price has traded below $1.00 per share for greater than 30 days.  On May 27, 2005, the Company was notified by NASDAQ that for the 30 consecutive trading days preceding the date of the letter, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued inclusion on the NASDAQ National Market. The letter further notified the Company that it has 180 calendar days, or until November 23, 2005, to regain compliance with the minimum bid price requirement. Compliance will be achieved if the bid price per share of the Company’s common stock closes at $1.00 per share or greater for a minimum of ten (10) consecutive trading days prior to November 23, 2005. Per NASDAQ Rules, it is also possible, but not assured, that NASDAQ might grant a company one or more additional grace periods to regain compliance, during which time the company must continue to meet all other NASDAQ continuing listing requirements.   In June 2005, the Company’s stockholders voted and approved to authorize the Board of Directors (“Board”), in its discretion, to affect a reverse stock split of up to one share for ten.  The Board has not necessarily determined that it will implement the reverse split proposal approved by the stockholders.  The Company may implement the reverse stock split to attempt to increase the share price to help meet the NASDAQ listing requirement.  If the Company’s stock were delisted from the NASDAQ National Market, this would trigger a mandatory repurchase of the Company’s convertible senior notes.  If the Company were required to repurchase the convertible senior notes, it would not be able to satisfy the obligation based on its current cash, cash equivalents and short-term investments.

IA’s purchase agreement with Airbus allows it to defer a portion of the progress payments for each aircraft as part of a financing arrangement with the manufacturer.  The portion of the deferred predelivery payment is payable upon delivery of the aircraft plus accrued interest at an interest rate of 6.5%.  Delivery of the purchased aircraft is scheduled to begin in February 2006.

On February 18, 2005, Independence Air entered into a term loan agreement with GECAS for $16.2 million and borrowed the full amount available under the loan.  The loan bears interest at a spread over three month Libor based on an agreed base rate, and is payable in 60 monthly installments ranging from approximately 1.4% of principal to approximately 2.0% of principal, with a final maturity on February 18, 2010.  Independence Air is not permitted to voluntarily prepay the loan for three years and may do so thereafter only if it provides a letter of credit or other acceptable security in an amount equal to the payments that are being deferred under leases of 13 CRJ aircraft.  The loan and certain future rents payments payable to GECAS are secured by Independence Air’s CRJ spare engines and spare parts.  The loan agreement also provides that the sum of the outstanding amounts of the loan and lease deferral amounts may not exceed specified percentages of the appraised values of the collateral.  If these percentages are exceeded, Independence Air is required to make a partial prepayment on the loans or provide additional collateral to restore compliance (See Notes 12 and 14). Subject to these requirements, Independence Air is permitted to dispose of collateral to the extent they become surplus to normal operations.

In February 2005, the Company issued unsecured promissory notes with a face value of $6.1 million and a fair market value that the Company estimates at $2.7 million.  The notes were issued to satisfy certain lease obligations (See Note 14).  The notes have an interest rate of 6.75% payable monthly beginning on March 31, 2005 and April 1, 2005, with principal payments due monthly beginning June 2006 and February 2007.  The notes have a face value of $6.1 million and are recorded at a discount based on fair market value. The discount is being accreted monthly until the fair value of the notes is equal to the face value. The notes are due in June 2007 and 2010.

In March 2005, the Company issued two non-interest bearing convertible notes with a face value of $18.4 million and a fair market value that the Company estimates at $5.5 million.  The notes were issued to satisfy certain lease obligations (See Note 14).  The notes are convertible into FLYi, Inc. common stock at a conversion rate of $5.00 per share.  The convertible notes automatically convert into common stock on December 31, 2014 if not previously converted. The convertible debt matures on January 1, 2015.  In the event that the Company files for protection under the U.S. Bankruptcy Code, any then outstanding convertible notes would not convert and the debt would accelerate.

5.  INCOME TAXES

The Company’s net loss for the first six months of 2005 does not reflect any benefit from income taxes as a result of losses incurred by the Company.  The ability to record a tax benefit from incurred and future losses will depend on the ability of the Company to generate taxable income in future periods.  Until the Company can demonstrate that it is more likely than not to have taxable income in future periods, it will continue to record a valuation allowance against the income tax benefit provided by its deferred tax assets.  The Company is in the process of evaluating whether the use of its net operating losses (“NOLs”) and other tax assets may be limited by section 382 of the IRS regulations.  There can be no assurance that when the Company completes its 382 analysis that a change in control has not occurred. However, if the use of the NOLs and other tax assets are limited, the Company does not believe that the limitation would have a significant impact on its financial statements. If an ownership change does occur, the net operating losses that can be utilized in the future may be severely limited.

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

Three months ended June 30,
(in thousands)	2004	2005

Net income (loss) (basic and diluted)	$(27,076)	$(98,488)

Weighted average shares outstanding (basic)	45,334	48,985
Incremental shares related to stock options	—	—
Weighted average shares outstanding (diluted)	45,334	48,985

Number of antidilutive options outstanding	5,925	4,075

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$(.61)	$(2.01)
Discontinued operations	$.01	$—
Net income (loss) per share	$(.60)	$(2.01)

Income (loss) per share:
Diluted:
Income (loss) from continuing operations	$(.61)	$(2.01)
Discontinued operations	$.01	$—
Net income (loss) per share	$(.60)	$(2.01)

Six months ended June 30,
(in thousands)	2004	2005

Net income (loss) (basic and diluted)	$(23,452)	$(202,236)

Weighted average shares outstanding (basic)	45,334	47,556
Incremental shares related to stock options	—	—
Weighted average shares outstanding (diluted)	45,334	47,556

Number of antidilutive options outstanding	5,687	4,150

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$(.57)	$(4.25)
Discontinued operations	$.05	$—
Net income (loss) per share	$(.52)	$(4.25)

Income (loss) per share:
Diluted:
Income (loss) from continuing operations	$(.57)	$(4.25)
Discontinued operations	$.05	$—
Net income (loss) per share	$(.52)	$(4.25)

7.  COMPREHENSIVE INCOME

Comprehensive income includes changes in the unrealized gains and losses on available-for-sale securities.  The following statements present comprehensive income for:

Three months ended June 30,
(in thousands)	2004	2005

Net income (loss)	$(27,076)	$(98,488)
Other comprehensive income - net change in unrealized gain (loss) on available-for-sale securities	(163)	93
Comprehensive income (loss)	$(27,239)	$(98,395)

Six months ended June 30,
(in thousands)	2004	2005

Net income (loss)	$(23,452)	$(202,236)
Other comprehensive income - net change in unrealized gain (loss) on available-for-sale securities	(153)	55
Comprehensive income (loss)	$(23,605)	$(202,181)

8.  SUPPLEMENTAL CASH FLOW INFORMATION

Six months ended June 30,
(in thousands)	2004	2005
Cash paid during the period for:
Interest	$3,833	$7,629
Income and other taxes	5,148	37
Non-cash transactions
Financed aircraft deposits	19,000	9,000

9.  ACCRUED AIRCRAFT EARLY RETIREMENT CHARGE

The Company in prior fiscal years recorded aircraft early retirement charges for 25 leased British Aerospace Jetstream 41 (“J41”) and two 328Jet aircraft.  During the first quarter 2005, the Company entered into agreements to restructure obligations related to 21 J41 aircraft.  As part of that restructuring, the Company reversed, in the first quarter 2005, prior aircraft retirement charges totaling $21.5 million that were associated with seven leased J41 aircraft where the Company has been relieved of all future lease obligations.  In the second quarter 2005, the Company reversed $3.6 million of prior aircraft retirement charges that were associated with three additional leased J41 aircraft where the Company has been relieved of all future lease obligations.  The Company anticipates that it will record further reversals of prior aircraft retirement charges in the third quarter 2005 covering eleven additional J41 aircraft once certain contingencies required under the restructuring agreements are met.

Changes in the aircraft early retirement charge liability for the six months ending June 30, 2004 and June 30, 2005, respectively, are as follows:

(in thousands)	2004	2005
Beginning balance as of January 1	$17,979	$63,702
Estimated charge for aircraft early retirement (excludes the write-off of deferred credits of $463 in 2004)	29,081	—
Reversal of estimated charge (net of remarketing) for aircraft early retirement	—	(25,064)
Prepaid lease payments applied to liability	(2,058)	—
Accretion of interest	415	563
Cash payments	(2,990)	(5,250)
Balance as of June 30	$42,427	$33,951

10.  IMPAIRMENT OF LONG-LIVED ASSETS

As part of its February 2005 restructuring, the Company agreed to relinquish its right to a Residual Value Guarantee (RVG) given by the manufacturer for one owned J41 aircraft.  Historically, the Company based the Fair Market Value (FMV) of the aircraft on the contracted RVG value.  As a result of relinquishing the RVG, the Company recorded an impairment charge of $1.4 million for this aircraft.  The Company also committed to sell this aircraft by January 2006 and has classified it under assets held for sale on the balance sheet as of June 30, 2005.

Due to continued losses incurred during the second quarter 2005 and the revised forecast for additional future losses, the Company performed an analysis on the recoverability of its long-lived assets in conformity with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  The fair value of the asset group was estimated using the best available valuation information which could be readily obtained without undue cost or effort.  This information includes quoted prices on active markets, market prices on similar assets, appraisals, and other internal and external information.  Based on this analysis, the Company determined that the carrying amount of its long lived assets taken as a whole exceeded their fair value by $43.4 million and recorded a charge for this amount in the Company’s statement of operations.

11. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share based payments to employees, including employee stock option grants, to be recognized in the financial statements based on their fair values.  SFAS 123(R) is effective for public companies beginning with the first interim period that begins after December 31, 2005.  Under SFAS 123(R), the Company will begin recognizing compensation expense for the portion of outstanding stock option awards for which the requisite vesting period has not yet been met and any new awards over the requisite vesting period, based on the fair value of these awards at date of grant.  The Company is still evaluating the impact of SFAS 123(R) on its financial statements.

12.  COMMITMENTS AND CONTINGENCIES

Restricted Cash

On March 15, 2005, the Company entered into a new agreement with Wachovia that replaces the previous line of credit.  The new agreement, similar to the previous agreement, provides for the issuance of letters of credit, and is collateralized by certificates of deposit.  Under the new agreement, the Company has $19.8 million on deposit with Wachovia as collateral for letters of credit issued on behalf of the Company as of June 30, 2005.

Payments received from passengers for future travel using a credit/charge card are placed in an interest bearing escrow account with the Company’s credit card processor or held by the charge card company and are recorded as current assets under “Restricted Cash”.  The monies are released to the Company when passenger travel commences and at June 30, 2005, $49.4 million was being held by the credit/charge card processors under these arrangements.

As of June 30, 2005, the Company has $0.3 million being held by GECAS as additional collateral in connection with the $16.2 million term loan agreement.  The amount is classified as short-term restricted cash. (See Note 14)

Aircraft

In April 2005, the Company exercised its right to cancel 34 CRJ aircraft on firm order from Bombardier.  As a result, Bombardier returned to the Company approximately $3.4 million in deposits that Bombardier held for these aircraft.

As of June 30, 2005, the Company has taken delivery of 12 leased Airbus 319 aircraft.  The Company also has executed a purchase agreement with Airbus’ wholly-owned affiliate, AVSA S.A.R.L. (“AVSA”), to purchase an additional 16 A319 aircraft with six scheduled for delivery in 2006 and the remainder in subsequent years, although the Company is in discussions to delay the scheduled 2006 deliveries.  The A319 purchase agreement requires the Company to make initial deposits and progress payments totaling $128.0 million prior to the delivery of these aircraft.  The airframe manufacturer has agreed to finance a portion of the progress payments and, subject to material adverse change provisions applicable at the time of financing, the airframe and engine manufacturers have agreed to provide backstop financing for up to 80% of the purchase price for 15 aircraft if the Company is unable to obtain third party financing.  The Company is in negotiations with the A319 manufacturer to delay to a later date the delivery of the six A319s currently scheduled for delivery in 2006.

On February 18, 2005, the Company announced that it had entered into multiple agreements covering the restructuring of certain aircraft obligations as well as the return of 21 J41 turboprops to various lessors and 24 CRJ aircraft to GECAS.  With respect to the return of the first 13 CRJs to GECAS, GECAS has expressed the position that approximately $2.7 million is due for rent accruing after the original scheduled return date.  The Company agreed that approximately $370,000 was due and expensed and paid that amount in May 2005 but has not accrued the remaining $2.3 million as it contests the balance, and is negotiating with GECAS to resolve this matter by binding arbitration, including a proposal to place the disputed amounts in escrow.  If an arbitration agreement is not reached, and if the hold-over rent invoices were determined to be correct in whole or in part, then any unpaid amounts due under those invoices would now constitute defaults of the type that may allow GECAS or its owner trustees to exercise remedies under GECAS’s various financings with the Company, without any further cure period.  The remaining 11 CRJs were returned to GECAS on schedule, although the Company anticipates that additional disputes may ensue as to whether return conditions have been satisfied and/or amounts are owed due with respect thereto.

With respect to J41 turboprops, the Company continues to return aircraft and their records to the lessors as provided in the Memoranda of Understandings (“MOUs”) signed as part of the February 2005 restructuring.  The lessor of four J41s had stated that it believed that the January agreement to terminate the leases was no longer valid due to delays in returning the aircraft to it, and that it was due damages under the leases, which it considered to have been terminated for breach.  The Company and the lessor have resolved the open issues at essentially no additional cost to the Company and the leases for these four J41 aircraft were terminated in July 2005.  For one J-41 aircraft, under a lease agreement that was not restructured and for which the Company is current on its lease payments, the lessor has notified the Company that it believes that a default exists due to the maintenance condition of the aircraft.  The aircraft is being maintained under an FAA approved maintenance storage program, which the Company believes is consistent with the requirements of the lease.  The Company has reserved approximately $1.3 million in connection with its lease payment and return obligations for this aircraft due during the remaining term of the lease, which expires in August 2008.  Should the lessor pursue, and prevail in, its claim that the aircraft is not being maintained as required in the lease, it may be able to terminate the lease and to accelerate lease obligations to a current period.

One party participating as a lender in the leveraged lease of a single CRJ aircraft declined to participate in negotiations to restructure the transaction, and chose to exercise its available remedies following the Company’s failure to pay the aircraft’s lease rents when due.  On January 27, 2005, the Company was served with a lawsuit in the Supreme Court of the State of New York seeking, among other things, termination of the lease, repossession of the aircraft and damages resulting from the early termination.  In July 2005, the plaintiff filed a motion for summary judgment seeking damages totaling $8.5 million calculated based on back rent, the alleged deficiency between the fair market value of the aircraft and the stipulated loss value under the lease, legal fees, costs allegedly incurred as a result of breaking funding arrangements, and interest.  Oral arguments were heard on this motion on August 8, 2005.  The court granted summary judgment as to liability for breach of the lease and referred all issues regarding damages to a referee for a determination.  The Company anticipates that it will have some exposure for amounts due but believes that the plaintiff is applying an improper measure of damages with the result that its claim is substantially inflated.  The Company has accrued the amount it believes is due which is substantially less than claimed. The Company has turned over possession of this aircraft to the lender.

Regulatory

During the month of October 2004, Independence Air voluntarily reported to the FAA that certain maintenance inspection tasks had not been performed in a timely manner with respect to certain CRJ aircraft.  In all but one case, these inspection tasks were accomplished immediately upon Independence Air’s finding of each issue.  The reports of these Company actions prompted the FAA to begin a review of certain aspects of Independence Air’s maintenance tracking procedures, which review is continuing.  In June 2005 the FAA formally notified the Company that it intends to seek a $1,550,000 civil penalty for certain deficiencies in the Company’s maintenance program in connection with these and related matters.  The Company intends to dispute certain portions of these penalties, and has accrued an amount that it considers to be its best estimate of probable loss regarding the matter.

Training

IA has previously entered into agreements with Pan Am International Flight Academy (“PAIFA”) for CRJ simulator usage at PAIFA’s facility near Washington Dulles.  IA restructured its agreements with PAIFA during the first quarter 2005 to reduce its simulator costs for 2005.  The minimum payment obligations over the remaining term of these agreements for CRJ simulator usage after the restructuring total $6.7 million at June 30, 2005.

Gain Contingency

The Company is pursuing a claim in the United Airlines bankruptcy proceeding for pre-petition damages stemming from United’s termination of the Company’s United Express Agreement.  A hearing is presently scheduled in September 2005 to consider the amount of the claim.  The value that the Company receives would be proportional to compensation paid to United’s other unsecured pre-petition creditors.  If the Company is successful in defending its claim, the Company may receive a distribution of stock or cash at the time United exits bankruptcy, or at any point in time it may sell its claim to an investor.

13.  DISCONTINUED OPERATIONS

In fourth quarter 2004, the Company ceased operating its 328Jet fleet as a Delta Connection carrier and placed all of its 328Jets into temporary storage pending the lease assignment of 30 of the 328Jets to Delta Air Lines.  The assignment was completed on March 21, 2005.  The Company does not plan to operate the 328Jet or provide service on any of the routes which it flew as a Delta Connection carrier as part of Independence Air and expects the revenue and expenses that had been associated with the Delta Connection operation to be non-recurring in future operations.  As a result, the Company is accounting for the direct operating revenues and expenses of the Delta Connection code share agreement as discontinued operations.  Since Independence Air continues to operate the CRJs that were utilized in the United Express operation and also is operating many of the same routes previously flown as United Express, the termination of the United Express code share agreement is not considered a discontinued operation.  A summary of the revenues and expenses that are attributable to the discontinued Delta Connection operation for the three and six months ended June 30, 2004 and 2005, as well as the financial position as of December 31, 2004 and June 30, 2005 are as follows:

	Three months ended June 30,
Results of Discontinued Operations (in thousands):	2004	2005
Operating revenues	$36,135	$—
Operating expenses	35,587	—
Operating income	548	—
Income tax provision	210	—
Net income	$338	$—

	Six months ended June 30,
Results of Discontinued Operations (in thousands):	2004	2005
Operating revenues	$71,236	$—
Operating expenses	67,540	—
Operating income	3,696	—
Income tax provision	1,438	—
Net income	$2,258	$—

Financial Position of Discontinued Operations (in thousands):	December 31, 2004	June 30, 2005
Expendable parts inventory	$—	$—
Aircraft and aircraft parts	—	—
Assets held for sale	11,200	11,211
Current liabilities	(720)	—
Current aircraft retirement liabilities	(1,517)	(1,541)
Long-term aircraft retirement liabilities	(5,692)	(5,346)
Net assets of discontinued operations	$3,271	$4,324

14.  AIRCRAFT FINANCING RESTRUCTURING

In the first quarter of 2005, the Company entered into a series of agreements with GECAS as owner participant under leveraged leases relating to 24 CRJs, and with the various parties as loan participants under those leveraged leases, providing for the early termination of 24 leases.  These agreements provide for the amendment of the leases to shorten the term of the leases such that they expire between February 2005 and July 2005.  The agreements also reduce the rent due between January 1, 2005 and the amended date of the lease expiration.  Under the agreements, Independence Air is required to meet certain amended return conditions and to deliver the aircraft to the lessor by agreed dates, but upon satisfaction of these obligations will have no further rent or other obligations with respect to periods after the amended lease expiration dates.  The termination of the 24 leases resulted in a non-cash charge of $12.5 million being recorded in the first quarter of 2005 to reflect the write-off of prepaid rents for 20 of these aircraft net of deferred credits that resulted from training, spare parts, and other services previously provided by the manufacturer to the Company.  As discussed in Note 12, the Company and GECAS are in dispute over certain amounts under these agreements.

The Company and Independence Air also entered into an agreement with GECAS on February 18, 2005 that establishes certain financial milestones applicable to three-month periods ending in June, September, October, November and December 2005 and January, February and March 2006 (“Milestone Months”).  The milestones consist of tests of (1) the Company’s unrestricted cash balance and (2) its earnings before interest, taxes, depreciation, amortization, and aircraft rents as a percentage of passenger revenues.  Should the Company fail to satisfy either milestone test for a Milestone Month, or fail to provide the information necessary for the measurement of the milestones, GECAS will have the option, exercisable within ninety days following the delivery of the financial statements for such Milestone Month, to terminate the lease for one additional CRJ aircraft for each Milestone Month, up to a maximum of eight CRJ aircraft.  The terms of the termination of the leases would be similar to those for the 24 aircraft that were early terminated as described above.  The Company did not meet the first milestone at June 30, 2005, and does not anticipate that it will meet the subsequent milestones.  The Company cannot determine whether GECAS will exercise its rights under this agreement.

On February 18, 2005, Independence Air entered into a term loan agreement with GECAS for $16.2 million and borrowed the full amount available under the loan.  The loan bears interest at a spread over three month Libor based on an agreed market rate, and is payable in 60 monthly installments ranging from approximately 1.4% of principal to approximately 2.0% of principal, with a final maturity on February 18, 2010.  Independence Air is not permitted to voluntarily prepay the loan for three years and may do so thereafter only if it provides a letter of credit or other acceptable security in an amount equal to the payments that are being deferred under leases of 13 CRJ aircraft.  The loan and certain future rents payments payable to GECAS are secured by Independence Air’s CRJ spare engines and spare parts.  The loan agreement also provides that the sum of the outstanding amounts of the loan and lease deferral amounts may not exceed specified percentages of the appraised values of the collateral.  If these percentages are exceeded, Independence Air is required to make a partial prepayment on the loans or provide additional collateral to restore compliance.  As of June 30, 2005, the Company has $0.3 million in restricted cash that is being held by GECAS to fulfill this requirement of the term loan agreement (see Note 12).  Subject to these requirements, Independence Air is permitted to dispose of collateral to the extent they become surplus to normal operations.  The Company is in compliance with these requirements as of August 9, 2005.

15.                               SUBSEQUENT EVENTS

During July 2005, the Company completed the return of four additional J41 aircraft where the Company has been relieved of all future lease obligations.  The Company will record further reversals of prior aircraft retirement charges of approximately $13.1 million in the third quarter 2005 covering these four aircraft and seven other J41 aircraft once certain contingencies required under the restructuring agreements are met.

In July 2005, the Company agreed to move the delivery dates for five A319s originally scheduled for delivery from February through June 2007 to such later dates as to be determined and received $5.1 million in deposits back from the manufacturer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and information that is based on management’s current expectations as of the date of this document. When used herein, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements.  Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements.  Such risks and uncertainties include, among others:  the ability of the Company to continue as a going concern; the ability to improve yield in an extreme low-yield industry environment with intense competition from other carriers, some of which are operating under bankruptcy protection; the ability to increase operating revenues and reduce operating costs to address liquidity; the ability of Independence Air to effectively implement its low-fare business strategy utilizing regional jets and Airbus aircraft, and to compete effectively as a low-fare carrier, including passenger response to Independence Air’s A-319 service, and the response of competitors with respect to service levels and fares in markets served by Independence Air; the ability to manage inventory to maximize yield; the effects of high fuel prices on the Company’s costs, and the availability of fuel; the ability to adjust operations, realize on internal or external sources of liquidity or otherwise address the Company’s financial obligations; the ability to successfully and timely complete the acquisition of, maintain certification for, meet pre-delivery payment obligations for, and secure financing of, its Airbus aircraft, and to successfully integrate these aircraft into its fleet; the costs of returning CRJ and J41 aircraft and related records to lessors consistent with terms agreed as part of the Company’s February 2005 restructuring and the possibility of additional returns based on previously announced financial milestones under the terms of the February 2005 restructuring; the ability to successfully remarket or otherwise make satisfactory arrangements for its nine J41 aircraft not terminated as part of its restructuring and for three 328Jet aircraft not assigned to Delta; the ability to successfully hire, train and retain employees; the ability to reach and ratify an agreement with AMFA on mutually satisfactory terms; the ability to maintain listing of the Company’s common stock on the NASDAQ National Market; changes in the competitive environment as a result of restructuring, realignment, or consolidations by the Company’s competitors; the ongoing deterioration in the industry’s revenue environment; the seasonality of air travel, particularly for leisure travelers; and general economic and industry conditions, any of which may impact Independence Air or the Company, its aircraft manufacturers and its other suppliers in ways that the Company is not currently able to predict.   Certain of these and other risk factors are more fully disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors Affecting the Company”, and “Risk

Factors Affecting the Airline Industry” in the Company’s Form 10-K/A for the year ended December 31, 2004 and under “Risk Factors,” below. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

Overview

The changes in the Company’s results of operations over the corresponding periods for 2004 reflect the fact that during 2004, Independence Air effected its transformation into an independent low-fare airline.  Prior to this transformation, the Company operated under fee-per-departure agreements with United and Delta.  Beginning in June 2004 and ending in August 2004, Independence Air transitioned its 50-seat CRJ fleet, which had been flying under the Company’s code share agreement with United Airlines, into the Independence Air operation, and early retired its remaining turboprop aircraft that had been used in United Express operations.  In October and November 2004, the Company’s subsidiary ceased operating its 328Jet fleet as a Delta Connection carrier and placed all of its 328Jets into temporary storage pending the lease assignment of 30 of the 328Jets to Delta Air Lines, which assignment was completed on March 21, 2005.  As a result of the termination of the Company’s Delta Connection agreement by Delta and discontinuation of the use of its 328Jet fleet, the Company accounted for the direct operating revenues and expenses of the Delta Connection operations as a discontinued operation and has restated all periods presented accordingly.  Accordingly, the Delta Connection operations are reflected in the discussion of results of operations, below as income from discontinued operations net of income taxes.  The Company’s past financial performance and operating results under United Express and Delta Connection operations will have no effect or bearing on the financial performance or operating results of Independence Air.

Second Quarter Operating Statistics

Three months ended June 30,	2004	2005	(Decrease) Increase
Revenue passengers carried	1,518,832	1,564,612	3.0%
Revenue passenger miles (“RPMs”) (000’s)	653,380	898,592	37.5%
Available seat miles (“ASMs”) (000’s)	872,441	1,238,042	41.9%
Passenger load factor	74.9%	72.6%	(2.3	)pts
Yield (revenue per RPM)	23.5	12.6	(46.4)%
Revenue per ASM (cents)	17.6	9.1	(48.3)%
Cost per ASM (cents)	22.5	17.2	(23.6)%
Cost per ASM (cents), adjusted (1)	20.0	13.7	(31.5)%
Average passenger segment (miles)	430	574	33.5%
Revenue departures (completed)	45,067	37,299	(17.2)%
Total block hours	70,505	60,567	(14.1)%
Aircraft utilization (block hours)	7.4	8.9	20.3%
Average cost per gallon of fuel (cents)	131.6	175.3	33.2%
Aircraft in service (end of period)	96	70	(27.1)%

(1) “Cost per ASM (cents), adjusted” excludes an aircraft early retirement charge of $21.9 million in 2004 and ($0.4) million of restructuring cost and $43.4 million of impairment charges in 2005.  See “Operating Expenses,” below.

Comparison of three months ended June 30, 2005, to three months ended June 30, 2004

Results of Operations

General

The net loss in the second quarter 2005 was $98.5 million, or ($2.01) per share on a diluted basis compared to a net loss of $27.1 million or ($0.60) per share on a diluted basis for the same period last year.  The net loss in the second quarter of 2005 represents the result of operations solely as Independence Air and reflects the low yields realized by the Company and the higher jet fuel prices currently being experienced by all airlines.  The second quarter 2005 results also include a non-cash asset impairment charge of $43.4 million related to estimated unrecoverable carrying values of long-lived assets. The net loss for the second quarter 2004 reflects operations as a United Express carrier operating under a fee-per-departure agreement and operations as a Delta Connection carrier included as income from discontinued operations.  In addition, the Company’s net loss for the second quarter 2004 includes $21.9 million in early aircraft retirement charges related to the J41 turboprop aircraft utilized in the United Express operation.

Operating Revenues

Passenger revenues decreased 26.4% to $113.1 million for the three months ended June 30, 2005 from $153.6 million for the three months ended June 30, 2004.  Passenger revenues for the second quarter of 2005 result from the operations of Independence Air and reflect the low yields realized by the Company.  Load factor for the current quarter was 72.6% as compared to 74.9% for the second quarter 2004 where the majority of flying was as United

Express.  With the elimination of the 29 seat J41 turboprops, and the phased removal of 24 CRJs, offset by the addition of twelve 132 seat A319 narrow body aircraft, on a second quarter 2005 over second quarter 2004 comparison, ASMs increased 41.9% while total block hours and total departures decreased 14.1% and 17.2% respectively.  The inability of the industry as a whole and the Company in particular, to increase the average ticket price, the introduction of long haul West Coast flying with the A319, and Independence Air’s lower load factor resulted in revenue per ASM (RASM) falling to 9.1 cents for the second quarter 2005 as compared to 17.6 cents for the second quarter 2004.

Other revenue increased to $4.4 million compared to $0.8 million for the same period last year.  The increase is primarily the result of fees charged for a passenger to change his or her flight and to check additional baggage.  Under the fee per departure agreements, this type of revenue was recognized by United or Delta and not the Company.

Operating Expenses

A summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended June 30, 2004 and 2005 is as follows:

	Three Months ended June 30,
	2004		2005
	Percent of	Cost	Percent of	Cost
	Operating	Per ASM	Operating	Per ASM
	Revenues	(cents)	Revenues	(cents)
Salaries and related costs	29.4%	5.2	35.2%	3.3
Aircraft fuel	19.4%	3.5	37.1%	3.5
Aircraft maintenance and materials	11.4%	2.0	9.2%	0.9
Aircraft rentals	16.4%	2.9	22.3%	2.1
Sales and marketing	11.5%	2.0	9.1%	0.9
Facility rents and landing fees	7.3%	1.3	11.4%	1.1
Depreciation and amortization	4.2%	0.8	5.3%	0.5
Other	13.1%	2.3	15.2%	1.4
Impairment of long-lived assets	0.0%	0.0	37.0%	3.5
Aircraft early retirement charge and restructuring cost	14.2%	2.5	(0.3)%	0.0
Total	126.9%	22.5	181.5%	17.2

Total operating expenses increased 8.8% to $213.1 million for the quarter ended June 30, 2005 compared to $195.9 million for the quarter ended June 30, 2004.  The primary cause of the increase in operating expenses was a $13.6 million increase in fuel costs and a $43.4 million asset impairment offset by a $22.3 million decrease in aircraft early retirement charge and restructuring costs, a $7.0 million decrease in sales and marketing expenses and a $6.8 million decrease in maintenance costs.  ASM’s for the second quarter 2005 increased 41.9% over the second quarter 2004 as the addition of 12 132 seat A319s more than offset the early retirement of the 29 seat J41s with the termination of the United Express agreements and the early lease termination of 24 50 seat CRJs as part of the February 2005 restructuring.  Factors affecting changes in relative costs per ASM are as follows:

The cost per ASM of salaries and related costs decreased 36.5% from 5.2 cents to 3.3 cents per ASM.  In total dollars, salaries and related costs decreased $4.0 million or 8.9%.  The reduction in the total number of aircraft has reduced the number of flight crew personnel required, resulting in the furlough of excess pilots.  As furloughs are in reverse order of seniority, this results in the retraining of pilots to fill the proper seat (captain or first officer) in the remaining two aircraft types and a more senior work force in terms of rate of pay per hour flown.

The cost per ASM of aircraft fuel remained constant at 3.5 cents, despite the operation of larger aircraft with a lower consumption of fuel per ASM, due to a 32.6% increase in the average cost per gallon of fuel to $1.75 in the second quarter of 2005 from $1.32 in the second quarter of 2004. The total cost of fuel in the second quarter 2005 increased 45.5% to $43.6 million as compared to $30.0 million for the second quarter 2004. The Company had no fuel hedges in place during the second quarter 2005 nor does it expect in the future to enter into any fuel hedges to mitigate increasing fuel price exposure.

The cost per ASM of maintenance decreased 1.1 cents or 55.0% due primarily to the elimination of the J41 turboprop fleet which had a high cost of maintenance on an ASM basis and the addition of additional 132 seat A319 aircraft which have a much lower maintenance cost per ASM due to the larger seat capacity of the aircraft and the fact that the aircraft are new and remain under warranty.

The cost per ASM of aircraft rentals decreased 0.8 cents or 27.6% due to the return of 18 CRJs to lessors and the early retirement of the J41 fleet, offset by the addition of twelve A319s to the fleet.  In total dollars, aircraft rentals increased 3.1% from $25.4 million in the second quarter 2004 to $26.1 million in the second quarter 2005 reflecting the higher rental costs of the A319 aircraft as compared to CRJs and J41s.

The cost per ASM of sales and marketing decreased 1.1 cents or 55.0%.  Sales and marketing expense for the second quarter 2004 included $12.1 million in costs due primarily to initiation of a marketing program to advertise the launch of Independence Air.  Total sales and marketing expense for the second quarter 2005 was $10.7 million as compared to $17.7 million in the 2004 quarter.

The cost per ASM of facility rents and landing fees decreased 0.2 cents or 15.4% for the second quarter 2005 compared to the second quarter 2004.  In absolute dollars, for the second quarter 2005, facility rents and landing fees increased 19.3% to $13.4 million reflecting the higher landing weight of the A319 aircraft, additional facility rental expense that previously was provided by United, and expansion into West Coast markets.

The cost per ASM of depreciation and amortization decreased from 0.8 cents in 2004 to 0.5 cents in 2005.  In absolute dollars, depreciation and amortization decreased from $6.6 million to $6.3 million.   As a result of the impairment charges recorded in the second quarter, the Company expects depreciation and amortization charges to decrease in the future.

The cost per ASM of other operating expenses decreased 0.9 cents or 39.1% to 1.4 cents in the second quarter of 2005 from 2.3 cents in the second quarter of 2004.  In absolute dollars, other operating expenses decreased 11.9% to $17.8 million in the second quarter of 2005 from $20.3 million in the second quarter of 2004.  Other operating expense for the second quarter 2004 included legal costs of $1.0 million for the continuing litigation costs related to the Company’s separation from the United Express program and approximately $4.0 million of professional costs related to the implementation of the Independence Air brand.  Legal fees for the second quarter 2005 were $1.4 million as the legal costs related to the restructuring were included in the aircraft restructuring cost line.

The cost per ASM of the impairment of long-lived assets for the second quarter 2005 was 3.5 cents.  Due to continued losses incurred during the second quarter 2005 and the revised forecast for additional future losses, the Company performed an analysis on the recoverability of its long-lived assets in conformity with SFAS 144.  The fair value of the asset group was estimated using the best available valuation information which could be readily obtained without undue cost or effort.  This information includes quoted prices on active markets, market prices on similar assets, appraisals, and other internal and external information.  Based on this analysis, the Company determined that the carrying amount of its long lived assets taken as a whole exceeded their fair value by $43.4 million and recorded a charge for this amount in the Company’s statement of operations.  There was no impairment charge in the second quarter of 2004.

The cost per ASM of aircraft financing restructuring and aircraft early retirement charges decreased to ($0.4) million in the second quarter of 2005 from $21.9 million in the second quarter 2004.  The $21.9 million in second quarter 2004 was due to the retirement of ten leased J41 aircrafts from the United Express program.  The ($0.4) million for the second quarter 2005 was a result of restructuring costs in the second quarter of 2005 offset by a reversal of previously recorded aircraft early retirement charges of $3.6 million.  The Company recorded the majority of restructuring expenses during the first quarter 2005 and is reversing any remaining early aircraft retirement charges once a J41 lease has been terminated.

Other income (expense)

Interest income increased $0.4 million to $1.7 million in the second quarter of 2005 from $1.3 million in the second quarter of 2004.

Interest expense increased $0.2 million to $4.3 million in the second quarter of 2005 from $4.1 million in the second quarter of 2004.

First Half Operating Statistics

Six months ended June 30,	2004	2005	(Decrease) Increase
Revenue passengers carried	2,998,455	2,841,074	(5.2)%
Revenue passenger miles (“RPMs”) (000’s)	1,284,869	1,477,048	15.0%
Available seat miles (“ASMs”) (000’s)	1,834,188	2,201,326	20.0%
Passenger load factor	70.1%	67.1%	(3.0	)pts
Yield (revenue per RPM)	25.5	13.5	(47.1)%
Revenue per ASM (cents)	17.9	9.1	(49.2)%
Cost per ASM (cents)	20.0	18.4	(8.0)%
Cost per ASM (cents), adjusted (1)	18.5	15.6	(15.7)%
Average passenger segment (miles)	429	520	21.2%
Revenue departures (completed)	94,940	77,319	(18.6)%
Total block hours	148,469	121,051	(18.5)%
Aircraft utilization (block hours)	7.6	8.4	10.5%
Average cost per gallon of fuel (cents)	127.9	169.8	32.8%
Aircraft in service (end of period)	96	70	(27.1)%

(1)”Cost per ASM (cents), adjusted” excludes an aircraft early retirement charge of $28.6 million in 2004 and $16.4 million of restructuring cost and $44.8 million of asset impairment charges in 2005.  See “Operating Expenses,” below.

Comparison of six months ended June 30, 2005, to six months ended June 30, 2004.

Results of Operations

General

The net loss for six months ended June 30, 2005, was $202.2 million, or ($4.25) per share on a diluted basis compared to a net loss of $23.5 million or ($0.52) per share on a diluted basis for the same period last year.  The same primary factors affecting the Company’s second quarter 2005 operations also impacted results for the first half of 2005.

During the first six months of 2005, the Company reached agreement with the majority of its CRJ lessors and debt providers and the J41 lessors to restructure its lease and debt liabilities at a net cost of $16.4 million.  As a result of these restructuring deals, the Company was able to negotiate the early lease terminations on 24 CRJs and 21 J41s, the deferral of lease and debt payments for 58 CRJs, the conversion of the semi-annual CRJ lease payments into monthly payments, and the elimination of further lease liability on 30 328Jet aircraft assigned to Delta.  The results for the first six months of 2005 also include a non-cash asset impairment charge of $44.8 million related to estimated unrecoverable carrying values of long-lived assets.  During the first six months of 2004, the Company retired 16 J-41s from the United program of which 13 were leased and three were owned.  The Company incurred a charge of $28.6 million ($17.7 million net of tax) for the 13 leased aircraft that were retired during the six months ended June 30, 2004.

Operating Revenues

Passenger revenues decreased 39.2% to $199.3 million for the six months ended June 30, 2005 from $327.9 million for the six months ended June 30, 2004. During the first six month of 2005, the Company continued to build brand awareness of its low-fare Independence Air operation.  Load factor for the six month period was 67.1% building from a low of 45.7% in January to a high of 76.2% in June.  Yield for the first six months of 2005 was 13.5 cents as compared to 25.5 cents for the 2004 period.  The majority of passenger revenues for the 2004 period were recorded based on the fee per departure agreement with United.

Other revenue increased 166.3% to $9.0 million for the six months ended June 30, 2005, compared to $3.4 million for the same period last year.  The increase is primarily the result of fees charged for a passenger to change his or her flight and to check additional baggage.  Under the fee per departure agreements, this type of revenue was recognized by United or Delta and not the Company.

Operating Expenses

A summary of operating expenses as a percentage of operating revenues and cost per ASM for the six months ended June 30, 2004, and 2005 is as follows:

	Six Months ended June 30,
	2004		2005
	Percent of	Cost	Percent of	Cost
	Operating	Per ASM	Operating	Per ASM
	Revenues	(cents)	Revenues	(cents)
Salaries and related costs	27.5%	5.0	42.5%	4.0
Aircraft fuel	18.3%	3.3	38.3%	3.6
Aircraft maintenance and materials	10.1%	1.8	11.6%	1.1
Aircraft rentals	15.4%	2.8	25.6%	2.4
Sales and marketing	7.6%	1.4	10.5%	1.0
Facility rents and landing fees	6.9%	1.2	13.1%	1.3
Depreciation and amortization	3.9%	0.7	5.2%	0.6
Other	12.7%	2.2	18.3%	1.7
Impairment of long-lived assets	0.0%	0.0	21.5%	2.0
Aircraft early retirement charge andrestructuring cost	8.6%	1.6	7.9%	0.7
Total	111.0%	20.0	194.5%	18.4

As discussed above, the Company incurred a $16.4 million restructuring charge during the first six months of 2005 as compared to a $28.6 million aircraft early retirement charge during the first six months of 2004.  Capacity for the first six months of 2005 as measured in ASMs increased 20% as the addition of eight 132 seat A319s during the period more than offset the early lease return of 24 CRJs and the early retirement of the J41 turboprop fleet.  Changes in relative costs per ASM that are not primarily attributable to the changes in capacity are as follows:

The cost per ASM of aircraft fuel increased to 3.6 cents in the first half of 2005 compared to 3.3 cents in the first half of 2004.  The increase is primarily a result of an increase in the average cost per gallon of fuel to $1.70 in the first half of 2005 from $1.28 in the first half of 2004.  In absolute dollars, the cost of fuel for the first half of 2005 was $79.9 million as compared to $60.7 million for the 2004 period.  The Company’s Independence Air operation bears the exposure to increases in fuel prices, and during the six months ended June 30, 2005 had no fuel hedges in place to mitigate that exposure.

The cost per ASM of maintenance decreased 38.9% due primarily to the elimination of the older J41 turboprop aircraft and the addition of twelve new A319 narrow body aircraft.  Also, during the 2004 period, the Company expensed $1.0 million in painting costs related to the transition from United livery to Independence Air livery for the CRJs.

The cost per ASM of sales and marketing decreased 28.6% due primarily to the initiation during the first half of 2004 of a marketing program designed to advertise the launch of services for Independence Air.  The 2004 costs include $13.1 million for direct advertising via print, television, and radio media and strategic partnerships with local companies in the Washington, D.C. metropolitan area.

The cost per ASM of the impairment of long-lived assets for the first six months of 2005 was 2.0 cents.  There was no impairment charge in the 2004 period.

Interest expense increased 15.4% or $1.1 million to $8.1 million in the first half of 2005 from $7.0 million in the first half of 2004.  The increase is primarily attributed to the additional interest expense related to the additional debt recorded for the GECAS term loan, and unsecured promissory notes issued related to the Company’s February 2005 restructuring.

Liquidity and Capital Resources

As of June 30, 2005, the Company had cash, cash equivalents and short-term investments of $66.0 million and working capital of $35.5 million compared to $169.2 million and $199.0 million, respectively, as of December 31, 2004.  The Company had $69.5 million of restricted cash as of June 30, 2005, a portion of which was restricted under the terms of a letter of credit agreement with Wachovia Bank and the remainder of which were payments received from passengers for future travel that were placed in interest bearing accounts with the Company’s credit card processors.  During the first six months of 2005, cash and cash equivalents increased by $14.2 million, reflecting net cash used in operating activities of $121.7 million, net cash provided by investing activities of $115.9 million and net cash provided by financing activities of $20.0 million.

The $121.7 million net cash used in operating activities primarily reflects the $202.2 million net loss for the six month period net of the $29.2 million non cash gain from write-offs of deferred credits related to the leased CRJs that were returned and a non cash impairment charge of long-lived assets of $44.8 million offset by receipt of the $41.6 million federal income tax refund and a $27.0 million reduction in prepaid aircraft rent related to the CRJ that were returned.  Net cash provided by investing activities of $115.9 million is the result of the sale of $117.7 million of short term investments during the period.  Net cash of $20.0 million provided by financing activities is primarily the result of proceeds received on closing on the $16.2 million term loan with GECAS.

The Company currently is relying primarily on its current cash, cash equivalents and short-term investments and on operating cash flows to provide working capital.  However, cash provided by operations is negative and is projected to continue to be negative for the remainder of 2005, and cash balances and cash flow from operations are not expected to be sufficient to enable the Company to meet its operating expenses, working capital needs, expected operating lease financing commitments, acquisition or financing cost of aircraft and other capital expenditures, and debt service requirements as they come due for the remainder of 2005 and into 2006. The Company has no lines of credit or other borrowing facilities to generate cash and essentially all of the Company’s assets have been pledged as collateral to secure the Company’s outstanding debt and other obligations.  The Company’s ability to pay its debt and meet its other obligations as they become due is dependent upon its Independence Air operations earning revenues at levels that have not been achieved to date and further reducing its costs in the long term and identifying and realizing additional internal and/or external sources of liquidity in the near term.  If the Company is unable to raise significant funds in the term, whether from internal or external sources, the Company will not be able to meet its obligations as they become due.  Such matters raise substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, the Company is re-evaluating the scope and nature of its Independence Air operations (as discussed below under “Recent Developments and Outlook – Independence Air Operations”) and is continuing to evaluate and undertake initiatives to address its liquidity needs, including equipment financing arrangements, asset sales, other financing transactions, additional equity or debt securities issuances and credit facilities with lenders, as well as opportunities to restructure or obtain releases from its obligations.  Among these initiatives are the deferral of aircraft deliveries and return of associated deposits, as more fully discussed below under “Capital Commitments and Off-Balance Sheet Arrangements,” efforts to sell the Company’s owned 328Jet aircraft and its 328Jet spare parts inventory, and negotiation of a Power By the Hour maintenance service arrangement (PBH) covering certain components on the Company’s A319 aircraft, which would allow the Company to sell its A319 spare parts inventory and substantially reduce future capital spending requirements for A319 spare parts to support the twelve A319s currently in service.  The Company also is pursuing a claim in the United bankruptcy court for pre-petition damages stemming from United’s termination of the Company’s United Express Agreement.  A hearing is presently scheduled in September 2005 to consider the amount of the claim.  The value that the Company receives would be proportional to compensation paid to United’s other unsecured pre-petition creditors.  If the Company is successful in defending its claim, the Company may receive a distribution of stock or cash at the time United exits bankruptcy, or at any point in time it may sell its claim to an investor.  While these efforts may provide the Company with additional near-term liquidity, the Company would continue to require additional sources of outside capital, and accordingly the Company is exploring and pursuing discussions with third parties.  Any additional sale of equity or convertible debt securities would likely be dilutive to the Company’s stockholders. The company can provide no assurances that its efforts to address these significant cash flow issues will be successful and as described below, the Company may seek to restructure under Chapter 11. There can be no assurances that, should the Company be required to seek such protection, that it will not be required to liquidate under Chapter 7.

Additional future events could impact the industry or the Company in ways that are not presently anticipated.  If the current situation continues and the Company is unable to adequately or timely address its liquidity needs through the efforts referenced above or otherwise, the Company will seek to restructure its operations under Chapter 11 of the U.S. Bankruptcy Code.  The Company also could determine to enter a Chapter 11 proceeding notwithstanding success on some or all of the efforts referenced above, either to address obligations relating to aircraft that are no longer used in the Company’s operations, or for other strategic reasons.  Accordingly, the Company has engaged advisors and is making contingency plans for the potential of a Chapter 11 bankruptcy filing.  Although there is no certainty that the Company will seek to reorganize in a Chapter 11 proceeding and no certainty that any such proceeding would ultimately be successful, and the timing of any such proceeding is uncertain, as with other airlines, the Company would seek to structure any such proceeding so as to minimize any adverse impact on its customers.

Capital Commitments and Off-Balance Sheet Arrangements

In February 2004, the Company sold $125 million of Convertible Senior Notes (“Notes”).  The Notes have an interest rate of 6% and are convertible into FLYi, Inc. common stock at a conversion rate of 90.269 shares per $1,000 principal amount of the Notes (a conversion price of approximately $11.08 per share) once the Company’s common stock share price reaches 120% of the conversion price or $13.30 per share.  The Notes mature in 2034 and interest is payable semi-annually with the next payment of $3.7 million due August 15, 2005.  During the second quarter 2005, the Company’s stock price has traded below $1.00 per share for greater than 30 days.  In May 2005 the Company was notified by NASDAQ that it may be delisted if its stock price does not trade above $1.00 per share for at least 10 consecutive days during the subsequent 180 days.  In June 2005, the Company’s stockholders voted and approved to authorize the Board, in its discretion, to affect a reverse stock split of up to one share for ten.  The Board has not necessarily determined that it will implement the reverse split proposal approved by the stockholders.  The Company may implement the reverse stock split to attempt to increase the share price to help meet the NASDAQ listing requirement.  If the Company’s stock were delisted from the NASDAQ National Market, this would trigger a mandatory repurchase of the Company’s convertible senior notes.  If the Company were required to repurchase the convertible senior notes, it would not be able to satisfy the obligation based on its current cash, cash equivalents and short-term investments.

As part of the aircraft financing restructuring negotiated during the first quarter 2005, the Company deferred the principal portion of the lease payments for 44 leased CRJs and the principal portion of the debt payments for eight owned CRJs that are due for 2005 and through April 2006 and restructured the remaining payments, including interest on the deferred amounts into monthly payments.  The Company has returned 24 CRJs through July 2005, assigned the leases on 30 328Jets and delivered them to Delta and obtained agreements from the lenders under the leases to remove the Company from any further liability under the leases for those 328Jets, and early terminated the leases for 10 J41 turboprop aircraft.  The Company continues to finalize early lease terminations for 11 previously negotiated J41 turboprop aircraft.  These negotiated lease changes caused operating lease commitments for 2005 and 2006 to decline by approximately 49% and 39%, respectively, and the Company’s overall future operating lease commitments to decline approximately 36%.  As part of the agreement to early terminate certain J41 leases, the Company issued two unsecured promissory notes, one having a fair market value of $2.4 million maturing on June 30, 2007 and one having a fair market value of $0.6 million maturing on June 1, 2010, and also issued two non-interest bearing convertible notes, one having a fair market value of $4.0 million maturing on January 1, 2015, and one having a fair market value of $1.5 million maturing on January 1, 2015.  The convertible notes automatically convert into common stock on December 31, 2014 if not previously converted.  In the event that the Company files for protection under the U.S. Bankruptcy Code, any then outstanding convertible notes would not convert and the debt would accelerate. The Company has agreed to issue additional convertible notes or common stock with an estimated fair market value of approximately $1.4 million to J41 lessors upon execution of the early lease terminations associated with those aircraft.  In July 2005 the Company issued 120,000 shares of common stock with a fair market value of $90,000 related to J41 lease terminations.

The Company currently operates twelve A319 aircraft under long term operating leases with third parties.  The Company also has a purchase contract for 16 additional A319 aircraft that are scheduled for delivery in 2006 and beyond.  The A319 purchase agreement requires the Company to make initial deposits and progress payments totaling $128.0 million prior to the delivery of those aircraft.  The airframe manufacturer has agreed to finance a portion of the progress payments and, subject to material adverse change provisions applicable at the time of financing, the airframe and engine manufacturers have agreed to provide backstop financing for up to 80% of the purchase price for 15 aircraft if the Company is unable to obtain third party financing.  The Company is in negotiations with the A319 manufacturer to delay the delivery of six A319s currently scheduled for delivery in 2006 in order to obtain the return of deposits associated with those aircraft.  In July 2005, the Company agreed to move the delivery dates for five A319s originally scheduled for delivery from February through June 2007 to such later dates as to be determined and received $5.1 million in deposits back from the manufacturer. If the Company is successful in these negotiations, it expects the return of approximately $30 million in additional cash deposits and progress payments from the manufacturer.

During the first quarter 2005, the Company increased its long term debt by entering into a term loan agreement with GECAS for $16.2 million and borrowing the full amount available under the loan.  The Company is not permitted to voluntarily prepay the loan for three years and may do so thereafter only if it provides a letter of credit or other acceptable security in an amount equal to the payments that are being deferred under leases of 13 CRJ aircraft.  The loan is secured by Independence Air’s CRJ spare engines and spare parts.  The loan agreement also provides that the sum of the outstanding amounts of the loan and lease deferral amounts may not exceed specified percentages of the appraised values of the collateral.  If these percentages are exceeded, the Company is required to make a partial prepayment on the loans or provide additional collateral to restore compliance.  The Company is in compliance with these requirements as of August 9, 2005.  Subject to the terms of the loan agreement, the Company may sell excess spare engines and parts.

Except as discussed above, since March 31, 2005 there have not been any material changes outside the ordinary course of the business in the amount or nature of the Company’s contractual commitments.  The following table summarizes the Company’s principal contractual commitments as of June 30, 2005 (including approximately $210 million in Aircraft purchase commitments relating to A319 aircraft that as of June 30, 2005 were scheduled to be delivered in 2006):

	Six Months remaining in,
(in millions)	2005	2006	2007	2008	2009	Thereafter	Total
Long term debt	$2.8	$30.1	$13.5	$15.7	$14.4	$194.9	$271.4
Capital lease obligations	.6	.9	.8	.2	—	—	2.5
Guaranteed simulator usage commitments	.6	1.2	1.2	1.2	1.2	1.3	6.7
Operating lease commitments	48.3	127.5	138.8	136.7	133.2	753.5	1,338.0
Aircraft purchase commitments	—	210.0	350.0	—	—	—	560.0
Other purchase commitments	1.0	1.3	.9	1.2	.9	—	5.3
Total contractual capital commitments	$53.3	$371.0	$505.2	$155.0	$149.7	$949.7	$2,183.9

Capital Equipment and Debt Service

Capital expenditures for the first six months of 2005 were $3.5 million, compared to $12.8 million for the same period in 2004.  Capital expenditures in the first six months of 2005 consisted primarily of spare aircraft parts to be utilized in the Independence Air operation.  Capital expenditures in the first quarter of 2004 included the purchase of aircraft spare parts, aircraft improvements, and computer hardware and software.

For the remainder of 2005, the Company anticipates spending approximately $1.9 million for rotable spare parts for the Airbus aircraft, facilities improvements, and computers and software.  This estimate assumes that the Company successfully negotiates a PBH agreement and if the Company is unsuccessful in reaching a PBH Agreement covering the A319

Aircraft, capital spending for spare parts for the Airbus aircraft could increase by as much as $7.5 million.

Debt service including capital leases for the six months ended June 30, 2005 was $1.5 million compared to $4.1 million in the same period of 2004.

  See further discussion in the “Recent Developments and Outlook” section.

Recent Developments and Outlook

This recent developments and outlook section contains forward-looking statements, which are subject to the risks and uncertainties set forth above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements” and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the discussion under “Risk Factors” below.

Restructuring of Aircraft Financing

On February 18, 2005, the Company announced that it had entered into multiple agreements covering the restructuring of certain aircraft obligations as well as the return of certain J41 and CRJ aircraft to lessors.  These agreements required subsequent performance by the Company on a number of matters, including delivery of a significant number of aircraft and their records within prescribed periods.  The Company continues toward the performance of its obligations under these agreements, although several lenders or lessors have disputed whether initial aircraft and records were presented for return in a timely manner.  With respect to the return of the first 13 CRJs, GECAS has expressed the position that approximately $2.7 million is due for rent accruing after the original scheduled return date.  The Company agreed that approximately $370,000 was due and expensed and paid that amount in May 2005 but has not accrued the remaining $2.3 million as it contests the balance, and is negotiating with GECAS to resolve this matter by binding arbitration, including a proposal to place the disputed amounts in escrow.  If an arbitration agreement is not reached, and if the hold-over rent invoices were determined to be correct in whole or in part, then any unpaid amounts due under those invoices would now constitute defaults of the type that may allow GECAS or its owner trustees to exercise remedies under GECAS’s  various financings with the Company, without any further cure period.  The remaining 11 CRJs were returned on schedule, although additional disputes may ensue as to whether return conditions have been satisfied and/or amounts are owed due with respect thereto.

With respect to J41s, the Company continues to return aircraft and their records to the lessors as provided in the MOUs signed as part of the February 2005 restructuring.  A dispute arose with the lessor of four J41s who claimed that the January agreement to terminate the leases was no longer valid due to delays in returning the aircraft, but this dispute was resolved in July 2005.

As a result of the February 2005 restructuring, the Company recorded a total restructuring charge of $16.4 million during the first six months of 2005.  This charge included professional fees, write-off of prepaid rents on the CRJs being returned, asset impairment charges, costs of equity and debt paid to lessors/lenders, and payments made to lessors net of the reversal of previously recorded early retirement charges for 10 J41 aircraft.  The Company expects to incur additional restructuring charges for its obligations under the restructuring agreements in the third quarter for the remaining 11 J41 aircraft as the leases are terminated.  These amounts are expected to be fully offset by previously recorded aircraft early retirement charges for these aircraft, and as a result, the Company expects to record a net credit during the third quarter for its restructuring activity.

Independence Air Operations

The Company has and continues to incur significant losses and negative cash flows from operations since it began operating as Independence Air and as a result is faced with significant liquidity challenges.  While Independence Air steadily increased its load factor over the first six months of 2005, it did not achieve sufficient fares during the traditionally stronger summer travel season to generate positive cash flow.  The ability to increase fares is subject to and limited by the response of competitors.  Even with the February 2005 restructuring of its aircraft leases and loans, the Company expects to continue to incur losses and be faced with continued liquidity concerns.

The Company and Independence Air are parties to an agreement with GECAS that establishes certain financial milestones applicable to three-month periods ending in June, September, October, November and December 2005 and January, February and March 2006.  The agreement provides that should the Company fail to meet certain milestones targets, GECAS will have the option to terminate the lease for one additional CRJ aircraft for each month, up to a maximum of eight CRJ aircraft.  This option is exercisable by notice from GECAS for up to ninety days following the delivery of the financial statements for each applicable month, with aircraft to be removed no earlier than 45 days following such notice.  The Company did not meet the first milestone, and does not anticipate that it will meet subsequent milestones.  The termination of leases would be on the same terms as that for other aircraft returned as part of the February 2005 restructuring.

Independence Air continues to evaluate and adjust its flight schedule in order to reduce costs, increase revenue, and better utilize its assets.  It has recently adjusted its A319 flight schedule effective September 2005 to reduce the number of transcontinental flights, in order to increase the use of its A319 aircraft in East Coast operations to take advantage of higher returns presently available in shorter stage lengths.  In anticipation of the seasonal reduction in airline traffic expected after Labor Day, the Company has reduced its scheduled CRJ flying for September by approximately 17%, which will result in lower CRJ aircraft utilization.  Other schedule changes are also being implemented to provide operational improvements, including operating fewer flights during Dulles peak operational time of day and increasing connection times.  Further reductions in scheduled CRJ flights could occur depending on a variety of factors, including the exercise by GECAS of its option for the return of any of eight CRJs, as well as subsequent changes in passenger demand or further fuel price increases. The Company expects that if it determines to further alter any of its previously scheduled flights, it will seek to implement such changes sufficiently in advance to minimize disruptions to customers’ travel plans.  In addition, payments received from passengers for future travel using credit and charge cards are placed in an interest bearing escrow account with the Company’s credit card processor or held by the charge card company.  The monies are released to the Company based on when passenger travel commences and would be available for the credit/charge card companies to refund ticket purchases to customers if the Company does not provide the customer travel to his or her destination.

Operating Losses

The Company expects to incur operating losses for each fiscal quarter during the remainder of 2005.  The Company is competing in a U.S. airline industry that continues to experience excess capacity, reductions in passenger yields, intense price competition, high insurance costs, high fuel costs, changing and increased government regulations and tightened credit markets as evidenced by higher credit spreads and reduced lending capacity.  These factors are directly affecting the operations and financial condition of participants in the industry including the Company, its aircraft creditors, and aircraft manufacturers.  In addition, the Company’s business strategy to compete as a low-fare airline places it in competition with other carriers that have established routes and brand recognition, greater financial resources and, in some cases, lower unit costs than the Company.  Some of those carriers are operating under bankruptcy protection and others have announced that they are considering bankruptcy.  Moreover, the ongoing losses incurred by the industry continue to raise substantial risks and uncertainties.  These risks may impact the Company and aircraft manufacturers in ways that the Company is not currently able to predict.  The Company’s past financial performance and operating results under its United Express and Delta Connection operations will have no effect and no bearing on the financial performance or operating results of Independence Air.

The Company’s net loss for the first six months of 2005 does not reflect any benefit from income taxes as a result of losses incurred by the Company.  The ability to record a tax benefit from incurred and future losses will depend on the ability of the Company to generate taxable income in future periods.  Until the Company can demonstrate that it is more likely than not to have taxable income in future periods, it will continue to record a valuation allowance against the income tax benefit provided by its deferred tax assets.  The Company is in the process of evaluating whether the use of its net operating losses (“NOLs”) and other tax assets may be limited by section 382 of the IRS regulations.  There can be no assurance that when the Company completes its 382 analysis that a change in control has not occurred. However, if the use of the NOLs and other tax assets are limited, the Company does not believe that the limitation would have a significant impact on its financial statements. If an ownership change does occur, the net operating losses that can be utilized in the future may be severely limited.

RISK FACTORS

This outlook section contains forward-looking statements, which are subject to the risks and uncertainties set forth above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results

of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Risk Factors Affecting the Company Relating to Independence Air

We face substantial short-term liquidity needs that we may not be able to satisfy.

We are continuing to incur significant losses and negative cash flows, and are faced with significant liquidity challenges.  We currently are relying primarily on our current cash, cash equivalents and short-term investments and on operating cash flows to provide working capital.  However, cash provided by operations is negative and is projected to continue to be negative for the remainder of 2005, and cash balances and cash flow from operations are not expected to be sufficient to enable us to meet our operating expenses, working capital needs expected operating lease financing commitments, acquisition or financing costs of aircraft and other capital expenditures, and debt service requirements as they come due for the remainder of 2005 and into 2006. We have no lines of credit or other borrowing facilities to generate cash and essentially all of our assets have been pledged as collateral to secure outstanding debt and other obligations.  Our ability to pay our debt and meet our other obligations as they become due is dependent upon Independence Air earning revenues at levels that have not been achieved to date and further reducing its costs in the long term and identifying and realizing additional internal and/or external sources of liquidity in the near term.  If the Company is unable to raise significant funds in the near term, whether from internal or external sources, the Company will not be able to meet its obligations as they come due.  Such matters, raise substantial doubt about our ability to continue as a going concern.  Accordingly, we are re-evaluating aspects of our Independence Air operations and continuing to evaluate and undertake initiatives to address our liquidity needs, including equipment financings, asset sales, other financing transactions, additional equity or debt securities issuances and credit facilities with lenders, as well as opportunities to consensually restructure or obtain releases from our obligations and/or enter into arrangements with other parties.  While these efforts may provide us with additional near-term liquidity, we would continue to require additional sources of outside capital, and accordingly we are exploring and pursuing discussions with third parties.  If the current situation continues and we are unable to adequately or timely address our liquidity needs through the efforts referenced above or otherwise, we will seek to restructure our operations under Chapter 11 of the U.S. Bankruptcy Code.  There can be no assurances that should the Company be required to seek such protection, that it will not be required to liquidate under Chapter 7.

In order to address our present liquidity crisis we may need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code.

In our efforts to address liquidity, we are re-evaluating aspects of our Independence Air operations and evaluating other steps, including equipment financings, asset sales, other financing transactions, additional equity or debt securities issuances and credit facilities with lenders, as well as opportunities to consensually restructure or obtain releases from our obligations and/or enter into arrangements with other parties.  It is uncertain whether these efforts will provide sufficient liquidity in a timely manner, in which case we may seek to restructure under Chapter 11 of the U.S. Bankruptcy Code, which could provide additional flexibility to shed underutilized assets and to otherwise restructure our obligations.  The Company also could determine to enter a Chapter 11 proceeding notwithstanding success on some or all of the efforts referenced above, either to address obligations relating to aircraft that are no longer used in the Company’s operations, or for other strategic reasons. Accordingly, the Company has engaged advisors and is making contingency plans for the potential of a Chapter 11 bankruptcy filing.  There can be no assurances that, should the Company be required to seek such protection, that it will not be required to liquidate under Chapter 7.

If we are unsuccessful in increasing revenue and reducing our operating expenses, our ability to successfully restructure could be impacted

While Independence Air steadily increased its load factor over the first six months of 2005, we were not able to achieve sufficient revenues during the traditionally stronger summer travel season to generate positive cash flow.  Our ability to increase revenue is subject to and limited by the response of competitors.  Although we have implemented cost savings measures, significant increases in aircraft fuel prices and other expenses have offset a large portion of these benefits.  If we cannot make substantial progress in increasing our revenue, our ability to address our liquidity needs through a restructuring could be limited.

We have substantial debt obligations and capital commitments and our ability to satisfy these obligations is limited

We have substantial cash needs to operate Independence Air, including cash required to fund increases in accounts payable, prepaid expenses, aircraft security deposits on new aircraft to be leased, pre-delivery payments on new aircraft to be purchased, as well as anticipated operating losses.  As of June 30, 2005, our debt of $271.4 million exceeded our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space.  As of June 30, 2005, future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year were approximately $1.3 billion for 2005 through 2024, not including commitments for the additional A319 aircraft we are committed to acquire. Our February 2005 restructuring of the lease and loan payments on the 52 CRJs defers-but does not eliminate-the payment of approximately $70 million that would have been otherwise due between January 2005 and February 2007 and converts the previous semi-annual payment dates to monthly payment dates effective January 1, 2005.  We remain obligated to repay all the deferred amounts in monthly installments over the remaining term of the financing beginning in May 2006 and the associated interest on such deferrals monthly starting January 1, 2005.

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

•                  require us to change the nature or scope of our operations;

•                  require us to incur significantly more interest or rent expense than we currently do; and

•                  place us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

We have no lines of credit, other than letters of credit collateralized by cash, and we will continue to rely on our existing cash balances, cash flow from operations and other sources of capital to satisfy our obligations.  In connection with our February 2005 financial restructuring, we pledged substantially all of our remaining unencumbered collateral.  Even with the completion of our February 2005 financial restructuring, due to our passenger traffic and yields not achieving desired levels, fuel costs continuing at current high levels and other factors, cash balances and cash flow from operations together with operating lease financing and other available equipment financing may not be sufficient to enable us to meet our working capital needs, expected operating lease financing commitments, other capital expenditures, and debt service requirements as they come due for the remainder of 2005 and into 2006.  If we are unable to make payments on our debt and other fixed obligations as they come due, we could be forced to consider restructuring our operations and obligations under Chapter 11 of the U.S. Bankruptcy Code or may be the subject of an involuntary bankruptcy proceeding commenced against us by creditors.  There can be no assurance that we would be able to successfully restructure under Chapter 11.

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

•                  manage inventory and pricing decisions to improve yield;

•                  successfully choose the markets and service levels to operate our A319 and reduced CRJ fleets;

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

Our financial restructuring may result in significant expenditures and limits the flexibility of our operations

As discussed above in the Recent Developments and Outlook section, in connection with our February 2005 financial restructuring, we have entered into agreements that require us to satisfy certain obligations.  We may have to incur unexpected costs to satisfy certain of these obligations, and our failure to satisfy these or other obligations arising under our February 2005 financial restructuring could limit the flexibility of our operations.  We have reached agreements with the lessors to terminate the leases and return 24 CRJs and 21 J41 turboprops that were formerly used in our United Express operations and for the elimination of future rent obligations associated with those aircraft.  The terms of those agreements include certain obligations with respect to the return of the aircraft, including in some cases the physical condition and timing of the return.  We may incur unexpected charges arising from those obligations and/or may fail to satisfy all of those obligations as to some or all of the aircraft.  We expect not to satisfy certain financial milestones, as a result of which one of our CRJ lessors could require us to return up to eight additional CRJ aircraft, and we may seek to dispose of additional CRJs in order to reduce our lease obligations.  The removal of these aircraft could result in additional costs, and could be harmful to the business plan if we are forced to remove aircraft that are providing a positive contribution to our cash flow.

We are under pressure to control and reduce our costs

The extensive competition, high fuel costs, excess capacity and success of low-fare carriers has resulted in increased emphasis in the airline industry on controlling and reducing expenses.  Many of our competitors are effecting cost reductions that will increase their ability to compete against Independence Air.  Several competitors have sought to reorganize under Chapter 11 of the U.S. Bankruptcy Code, including United Airlines, US Airways, ATA, and several smaller competitors.  Additionally, American Airlines restructured certain labor costs and lowered its operating base.  Delta Airlines has also significantly restructured certain labor costs and other operating expenses.  In this environment, if we are unable to restructure our operations and obligations or to control and reduce our costs in general, we may not be able to effectively compete against other regional carriers flying for legacy carriers, other low-fare carriers, or legacy carriers that choose to compete with us to maintain or expand our existing operations and carry out our business plan.

Our business is dependent on the price and availability of aircraft fuel, and continued periods of historically high fuel costs or significant disruptions in the supply of aircraft fuel will materially adversely affect our operating results

Like all airlines, our finances have been dramatically affected by record high fuel prices.  Recently, we have purchased fuel at a price of $1.78 per gallon.  When we first started Independence Air operations in June 2004, we were purchasing fuel at $1.27 per gallon.  With about 43 million gallons projected to be consumed for the third through fourth quarters of 2005, at today’s rates we would incur approximately $23.5 million in additional cost for 2005 compared to what that fuel would have cost at prices that were prevailing when we first began operations.  We have not hedged our fuel needs.  We cannot predict the future cost and availability of fuel.  Both fuel costs and availability are subject to many economic and political factors and events occurring throughout the world over which we have no control.  Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for both home heating oil and gasoline.  Because of the intense pricing competition, we do not expect to be able to pass on all of the increases in fuel prices to our customers by increasing our fares.  We do not believe that this present situation is sustainable either for us or for the industry as a whole, and that without either a reduction in fuel prices or an increase in ticket prices, we, like many other airlines, may not be successful.

We rely on third parties and supply infrastructure to provide sufficient fuel for our operations.  Recently the supply of fuel for the Washington area airports has been under pressure due to the strong demand and the limitations of the supply channels.  The inability of these third parties to perform, the interruption of fuel supplies at an airport, or the inability to deliver sufficient fuel to us due to infrastructure constraints could result in cancelled flights and/or higher fuel prices.

We have costs and possible exposure arising from the 328Jet and termination of our Delta Connection operations

In April 2002, Fairchild Dornier GmbH, or Fairchild, the manufacturer of the 32-seat 328Jet, was placed under the supervision of a court-appointed interim trustee and in July 2002 Fairchild opened formal insolvency proceedings in Germany.  On March 21, 2005, we completed the delivery of 30 328Jet aircraft to Delta Air Lines (Delta) in connection with the assignment and assumption of the lease obligations resulting from the termination of our Delta Connection agreement without cause.  As part of our February 2005 restructuring effort, as of the date of delivery of the aircraft to Delta, we entered into agreements with the lenders in the leveraged leases of these aircraft that the lenders effectively release us from future obligations to them under the 328Jet leases.  While Fairchild, the owner participant in the leveraged leases, has not committed to release us, the lenders, which have an assignment of Fairchild’s interest in the leases and have a priority of payment superior to that of Fairchild, have agreed that they will not assert any claims against us with respect to events occurring after assumption by Delta.  The lenders have also agreed that, if we are required to make any payments under the leases and the lenders receive any portion of such payments, they will return those payments to us.  We also are responsible for remarketing of the two leased and one owned 328Jet aircraft that we did not have a right to assign to Delta, as well as the spare parts inventory, tooling and ground equipment unique to the 328Jet.  There can be no assurance that we will be able to sublease or sell these three 328Jets.  We recorded impairment charges of $13.8 million in connection with our one owned 328Jet and 328Jet spare parts, and early retirement charges of $7.2 million in connection with the two leased 328Jets that we did not have the right to require Delta to assume.

We will incur cash charges and may incur other unexpected charges as we return the J41 aircraft to the lessors

We have retired all J41 type aircraft from operation in our fleet.  As part of our February 2005 financial restructuring, we entered into agreements with the lessors for 21 of those aircraft on terms for the return of the aircraft to the lessors and the elimination of our future rent obligations.  The terms of those agreements include certain obligations with respect to the return of the aircraft, including in some cases physical condition, the production of certain records, and timing of the returns.    We may incur unexpected charges arising from the obligations relating to the J41 restructuring agreements and/or may fail to satisfy all of those obligations as to some or all of the aircraft.  For the remaining nine J41 aircraft, we are still contractually required to continue to make payments under the lease/loan agreements for the aircraft, and do not expect to be able to obtain sufficient sublease income to offset our rent obligations on those aircraft.  While we have recorded early retirement charges for the future rent costs, cash from operations will be negatively impacted by approximately $17.3 million for payments due over the remaining term of the leases/loans.

Our maintenance costs will increase as our regional jet fleet ages and as certain of our aircraft are returned to the lessors and retired from our fleet

As our fleet of regional jet aircraft ages, the maintenance costs for such aircraft will likely increase.  In addition, the CRJs being returned to lessors under our February 2005 financial restructuring are generally among our newer aircraft, and thus have operated at lower costs than our average fleet.  Although we cannot accurately predict how much our maintenance costs will increase in the future, they may increase significantly.  Any such increase could have an adverse effect on our business, financial condition and results of operations.  We are vulnerable to any problems associated with the aircraft in our fleet, including design defects, mechanical problems or adverse perception by the public that could result in customer avoidance or an inability to operate our aircraft.

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

Our West Coast service marks our entry into the highly competitive transcontinental market.  Transcontinental routes were priced aggressively by low-fare carriers prior to our entry, and our offering of these routes poses a direct threat to legacy carriers on routes that we believe have traditionally been more profitable for them.  We have already seen substantial fare-cutting by United and other legacy carriers on our new West Coast routes and anticipate a continued strong competitive response to our service.

Our business model is dependent on our ability to place into service and integrate new Airbus A319 aircraft into our operations

As of August 1, 2005, we have taken delivery of twelve Airbus 319 aircraft, and have 16 additional A319 aircraft on order for future delivery.  The Company is in negotiations with the A319 manufacturer to defer the delivery of the six A319s currently scheduled for delivery in 2006 until 2008. The A319 aircraft will operate in markets that are important to serving a broad selection of cities from Washington Dulles, and providing that service is critical to attracting customers to our airline.  The A319 aircraft also will allow us to connect passengers to and from markets served by the regional jets to additional long haul markets, and we will thus rely on the A319 aircraft to generate incremental revenues for the regional jet fleet.

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

Acquisition of an all-new type of aircraft, such as the A319 aircraft, involves a variety of risks relating to our ability to successfully place those aircraft into service, including:

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

We have limited experience operating and maintaining the A319 aircraft and we, therefore, face risks in continuing to integrate the aircraft into our existing infrastructure and operations, including among other things, the additional costs, resources and time needed to hire and/or train new or existing pilots, technicians and other skilled support personnel.  Our failure to successfully take delivery of, place into service and integrate into our operations all of the new Airbus single aisle aircraft could harm our business.

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

Our inability to obtain and maintain approval from the FAA and the DOT to operate aircraft could materially affect our operations

We possess all of the DOT and FAA authority necessary to operate our fleet of A319 and CRJ aircraft.  We are required to maintain this authority and to satisfy on-going regulatory requirements in order to continue our operations.  We recently paid a substantial civil penalty to the FAA and were involved in an ongoing review by the FAA of the Company’s maintenance records program.   The FAA recently completed its review of our records program and asserted that the Company owes additional substantial civil penalties. We intend to dispute certain portions of these penalties, but the resolution of this matter cannot be predicted at this time.

We may not be able to maintain access to suitable airports located in our targeted geographic area

Independence Air is materially dependent on our ability to access suitable airports located in our targeted geographic markets for both our larger, single aisle aircraft and our regional jets at costs that are consistent with our low-fare strategy.  Some airports served by Independence Air are subject to FAA imposed capacity controls and, although Independence Air currently has the slots necessary to conduct operations at these airports, additional limits could be placed on the airports that might restrict Independence Air’s access to them.  In August 2004, the FAA issued an order limiting hourly operations at Chicago’s O’Hare International Airport.  The effect of this order caused the Company to shift the hours of certain of its operations and to place an upper limit on the number of daily O’Hare arrivals through the end of October 2005 that is proposed to be extended until April, 2006 and ultimately replaced by a permanent rule thereafter.  Other airports that are not currently capacity controlled that become severely congested, which could include Washington Dulles, could become the subject of regulatory limits or new fees and thereby restrict Independence Air’s access to or operations at those airports.  Any condition that would deny, limit or delay our access to airports we serve or seek to serve in the future would constrain our ability to grow.  A change in the terms of our access to existing facilities or any increase in the relevant charges paid by us as a result of the expiration or termination of such arrangements and our failure to renegotiate comparable terms or rates could have a material adverse effect on our results of operations.  We base our operations predominantly at Washington Dulles. There can be no assurance that such airport will not impose higher airport charges in the future or that such increases would not adversely affect our operations.

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

The airline industry is characterized by low profit margins and high fixed costs, and we may be unable to establish our brand or to compete effectively against other airlines with greater financial resources or lower operating costs

The airline industry is characterized generally by low profit margins and high fixed costs, primarily for personnel, aircraft fuel, debt service and rent.  The expenses of an aircraft flight do not vary significantly with the number of passengers carried.  As a result, a relatively small change in the number of passengers or in pricing could have a disproportionate effect on an airline’s operating and financial results.  Accordingly, shortfalls in expected revenue levels significantly harm our business.  In addition, the airline industry is highly competitive and is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.  We compete with other airlines on substantially all of our routes.  Many of these airlines are larger and have greater financial resources and name recognition or lower operating costs or both than we do.  Some of these competitors may chose to add service, reduce their fares and/or increase frequent flyer or other benefits, in some of our markets following or in anticipation of our entry.  Therefore, we may be unable to compete effectively against other airlines that introduce service or discounted fares in the markets that we serve which could harm our business.

Risk Factors Relating to Our Common Stock

We are currently considering means to increase liquidity that are likely to be detrimental to the value of our existing shareholders, including a Chapter 11 filing

In order to address our liquidity challenges, we are presently seeking additional capital through various means, including the sale of equity securities and/or debt securities that are convertible into equity securities.  Any such sale would be likely to be substantially dilutive to our existing shareholders.  In addition, to address our liquidity needs, we could be forced to consider restructuring our operations and obligations under Chapter 11 of the U.S. Bankruptcy Code or may be the subject of an involuntary bankruptcy proceeding commenced against us by creditors.  In such event, our common stock is likely to become worthless.

Our common stock is trading at prices below $1.00 and could be subject to delisting by NASDAQ

Our common stock currently trades on the NASDAQ National Market.  NASDAQ requires, as a condition to the continued listing of a company’s securities on the NASDAQ National Market, satisfaction of certain requirements, including maintaining a minimum bid price equal to or greater than $1.00 per share. On May 27, 2005, we received a letter from NASDAQ notifying us that for the 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued inclusion on the NASDAQ National Market. The letter further notified us that we have 180 calendar days, or until November 23, 2005, to regain compliance with the minimum bid price requirement. Compliance will be achieved if the bid price per share of our common stock closes at $1.00 per share or greater for a minimum of ten (10) consecutive trading days prior to November 23, 2005. Per NASDAQ Rules, it is also possible, but not assured, that NASDAQ might grant a company one or more additional grace periods to regain compliance, during which time the company must continue to meet all other NASDAQ continuing listing requirements.

The letter from NASDAQ further stated that if we do not regain compliance with the Marketplace Rules by November 23, 2005, NASDAQ will provide notice that our common stock will be delisted from the NASDAQ National Market. In the event of such notification, we would have an opportunity to appeal NASDAQ’s determination.  The letter also noted that we would have the opportunity to apply to transfer our common stock to the NASDAQ SmallCap Market and that, if we were to meet the requirements for initial inclusion on the NASDAQ SmallCap Market and our application to the NASDAQ SmallCap Market were to be approved, we would be afforded the remainder of a second 180 calendar day compliance period to regain compliance while on the NASDAQ SmallCap Market.

On August 5, 2005, the closing minimum bid price for our common stock was $0.67.  We intend to monitor the bid price for our common stock between now and November 23, 2005, and consider various options available to us if our common stock does not trade at a level that is likely to regain compliance.  In addition, shareholders at the Company’s 2005 Annual Meeting on June 22, 2005 approved a proposal authorizing the Company’s Board of Directors to amend our Fifth Restated Certificate of Incorporation to effect a reverse stock split within a range from one-for-two shares to one-for-ten shares.  As disclosed in the Company’s definitive proxy materials, filed with the Securities and Exchange Commission on May 11, 2005, the primary purpose of a reverse stock split would be to increase the per-share market price of the Common Stock in order to maintain listing on the NASDAQ National Market.  The actual timing for implementation of a reverse stock split, if effected at all, would be determined by the Company’s Board of Directors based upon its evaluation as to if and when a reverse stock split would best achieve its purpose.

If our common stock is delisted from the NASDAQ National Market, we would be obligated to repurchase our $125 million in 6% Convertible Notes due 2034, which are convertible into common stock, at 100% of their principal amount plus any accrued and unpaid damages and any liquidated damages.  If the Company were required to repurchase the convertible senior notes, it would not be able to satisfy the obligation based on its current cash, cash equivalents and short-term investments.  Moreover, delisting of our common stock from the NASDAQ National Market also could adversely impact our ability to attract the interest of investors and to maximize stockholder value.  In addition, any delisting may result in decreased liquidity for the holders of outstanding shares of our common stock and our share price could decrease even further.  While some of these concerns could be alleviated if our common stock is transferred from the National Market to the NASDAQ Small Cap Market, such a transfer would still trigger a repurchase obligation with respect to the 6% Convertible Notes.

Sales of stock issued or issuable in our February 2005 financial restructuring may depress our stock price

In connection with our February 2005 financial restructuring, we agreed to issue to certain aircraft lessors and lenders and to an aircraft manufacturer a total of 8,284,127 shares of FLYi common stock, $0.02 par value, either directly or under convertible non-interest bearing notes, as partial consideration for those parties agreeing to participate in the restructuring of the terms of their agreements with the Company and Independence Air.  Consistent with our agreement with these parties, we filed a registration statement on Form S-3 covering resales of the shares of common stock issued and issuable in the foregoing transactions.  We expect that concurrently with or shortly following the filing of the quarterly report on Form 10-Q for our 2005 second quarter, the registration statement will be declared effective.  We undertook to seek to have the registration statement remain effective until February 19, 2007.  Sales of substantial numbers of shares under the registration statement, and the overhang from the possibility of such sales, may depress the price of our common stock and may cause or exacerbate volatility in our stock price.

The price of our common stock historically has been volatile, which may continue and make it difficult for investors to resell the common stock

The market price of our common stock has experienced and may continue to experience high volatility.  In addition to the risks described elsewhere in the “Risk Factors” section, some of the factors that may affect our stock price are:

•                  continued variability in our revenue and continued operating losses;

•                  changes in quarterly revenue or earnings prospects for our Company;

•                  our failure to meet financial or performance expectations;

•                  the low trading price of our common stock and the absence of depth in the trading market, resulting in the ability of large trades to temporarily drive up or down reported transaction prices for our common stock;

•                  hedging or arbitrage trading activity involving our common stock;

•                  short selling by market participants;

•                  speculation or rumors in the press, airline industry or investment community about our strategic position, financial condition, results of operations, business or significant transactions; and

•                  general domestic and international market, political and economic conditions.

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

Our ability to use our net operating loss and credit carryforwards to offset future income tax obligations, if any, may be limited by changes in the ownership of our stock.  The standard on what constitutes a change in ownership for this purpose under Internal Revenue Code Section 382 is complex, and could be triggered by open market acquisitions of our stock, by our issuances of common stock or by a combination of these factors among others.  Any limitation on the use of net operating loss carryforwards may affect the market for our stock and, to the extent it increases the amount of federal income tax that we must actually pay, may have an adverse impact on our financial condition.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s principal exposure to market risk arises from changes in interest rates and fuel costs. The Company’s exposure to market risks are associated:

With changes in interest rates relates to the Company’s commitment to acquire Airbus single aisle aircraft.  From time to time the Company has entered into put and call contracts designed to limit the Company’s exposure to interest rate changes until permanent financing is secured upon delivery of jet aircraft.  As of June 30, 2005, the Company had no open hedge transactions for interest rates.

With the restructuring of the CRJ leases, the Company has floating rate payments that are tied to LIBOR.  A hypothetical 1% increase in LIBOR would result in annual lease expense increasing by approximately $0.4 million.

With the startup of Independence Air service in the second quarter of 2004, the Company’s results of operations are subject to availability and changes in the price of jet fuel.  Market risk is estimated as a hypothetical 10% increase in the June 30, 2005 cost of $1.70 per gallon of fuel.  Based on the projections of fuel usage of the Company for the remainder of 2005, such an increase would result in an increase to aircraft fuel expense of approximately $8.6 million for the remainder of 2005.  As of June 30, 2005, the Company had no open hedge transactions for jet fuel.

The Company issued 6% Convertible Senior Notes due February 15, 2034, at the principal value of $125.0 million and recorded deferred financing costs for commission fees and other expenses incurred in relation to the issuance of the Notes that will be amortized over five years.  At June 30, 2005, the estimated fair value of the Notes based on quoted market prices was approximately $18.8 million.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has carried out an evaluation of the effectiveness as of June 30, 2005 of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the principal executive officer and principal financial officer, particularly during the period when the Company’s periodic reports are being prepared.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

GECAS, the lessor of the CRJs that are being returned as part of the restructuring arrangements has expressed the position with respect to the first 13 returned aircraft that approximately $2.7 million is due for holdover rent (that is, rent accruing after the original scheduled return date).  The Company agreed that approximately $370,000 was due and paid this amount, but disagrees as to the balance, and is negotiating with the lessor to resolve this matter by binding arbitration, including a proposal to place the disputed amounts in escrow.  If an arbitration agreement is not reached, and if the hold-over rent invoices were determined to be correct in whole or in part, then any unpaid amounts due under those invoices would now constitute defaults of the type that may allow GECAS or its owner trustees to exercise remedies under GECAS’s various financings with the Company, without any further cure period.  Subsequent CRJs were returned to this lessor on schedule, although additional disputes may ensue as to whether amounts are owed due to discrepancies in meeting return conditions.

The lessor of four J41s previously stated that it believed that the January 2005 agreement to terminate the leases was no longer valid due to delays in returning the aircraft to it, and that it was due damages under the leases, which it considered to have been terminated for breach.  The Company responded that it believed that the lessor and the Company entered into a binding agreement for the termination of the leases in January.  In July 2005 the parties resolved this dispute and all other open issues with respect to the return of the aircraft. For one J-41 aircraft, under a lease agreement that was not restructured and for which the Company is current on its lease payments, the lessor has notified the Company that it believes that a default exists due to the maintenance condition of the aircraft.  The aircraft is being maintained under an FAA approved maintenance storage program, which the Company believes is consistent with the requirements of the lease.  The Company has reserved approximately $1.3 million in connection with its lease payment and return obligations for this aircraft due during the remaining term of the lease, which expires in August 2008.  Should the lessor pursue, and prevail in, its claim that the aircraft is not being maintained as required in the lease, it may be able to terminate the lease and to accelerate lease obligations to a current period.

Independence Air is involved in legal proceedings related to the insolvency of Fairchild Dornier GmbH (“Fairchild”), which were initiated in 2002. Independence Air is protected by a bond in the amount of $1.2 million from an independent insurance company, which  bond secures deposits placed with Fairchild for the delivery of certain aircraft.   Upon Fairchild’s failure to deliver the aircraft as agreed, Independence Air   made a demand for payment under this bond. Fairchild’s insolvency trustee made a claim for the collateral posted with the insurance company, and, as a result, the insurance company withheld payment of the bond.   Independence Air petitioned the Bankruptcy Court for the Western District of Texas for assistance in collecting on the bond.    The bankruptcy court entered an order on May 26, 2005, which the Company  believes resolves the impediments to the insurance company satisfying the bond.  The Company presently anticipates that it will collect the full proceeds of the bond during the third quarter of 2005.  The Company continues to book this amount as a receivable but is fully reserved for this amount.

Independence Air was named in several lawsuits arising from the terrorist activities of September 11, 2001.  These actions were commenced by or on behalf of individuals who were injured or killed as a result of the hijackings of the four flights.  These actions seek compensatory and punitive damages.  However, pursuant to the Air Transportation Safety and System Stabilization Act, Independence Air’s liability for these claims is limited to Independence Air’s liability insurance.  In each case, the plaintiffs have named the airlines operating at the airports from which the flights originated, including Independence Air, under the theory that all of the airlines are jointly responsible for the alleged security breaches by the airport security contractor.  The court recently denied the motion of American Airlines and other defendants, including Independence Air, seeking dismissal of all ground victim claims on the basis that the airline defendants do not owe a duty as a matter of law to individuals injured or killed on the ground.  The litigation is proceeding; however, no discovery has been presented to the non-carrier airlines.  The Company anticipates that it will raise other defenses including its assertion that it is not responsible for the incidents as it had no control over the security checkpoints through which the hijackers allegedly gained access to the hijacked aircraft.  As of July 20, 2005, only 23 pending claims remain, down from the peak of 94 claims.  While the ultimate number of claims is likely to decrease, there is a possibility that they could rise as a result of potential environmental claims, which are not subject to the standard statute of limitation.

From time to time, claims are made against Independence Air with respect to activities arising from its airline operations.  Typically these involve injuries or damages incurred by passengers and are considered routine to the industry.  On April 1, 2002, one of Independence Air’s insurers on its comprehensive aviation liability policy, Legion Insurance Company, a subsidiary of Mutual Risk Management Ltd.  (“Legion”), was placed into rehabilitation by the Commonwealth of Pennsylvania, its state of incorporation.  The rehabilitation proceeding is styled Koken v.  Legion Insurance Company, No.  183 M.D.  2002 (Pa.  Commw.  Ct.), and is before

Judge Leavitt.  Currently, Legion can pay no claims, expenses or other items of debt without approval from Pennsylvania, resulting in Independence Air directly carrying the corresponding exposure related to Legion’s contribution percentage for payouts of claims and expenses that Legion represented on Independence Air’s all-risk hull and liability insurance for the 1999, 2000, 2001 and 2002 policy years.  Those contribution percentages are 15% for claims arising from incidents occurring in 1999, 19% for 2000, 15% for 2001, and 8.5% for the first quarter of 2002.  Legion ceased to be an insurer for Independence Air as of April 1, 2002, and there is, therefore, no exposure with respect to Legion for claims arising after that date.

The insurance held by Legion on Independence Air’s policy was fully covered by reinsurance, which means that other carriers are contractually obligated to cover all claims that are direct obligations of Legion.  The Company believes that a “cut-through” provision exists that causes funds to pass directly from the reinsurers to Independence Air in situations such as the rehabilitation or insolvency of a primary insurer.  Other companies, including American Airlines, Inc.  (“American”), have similar policy provisions.  American intervened in the Legion rehabilitation and moved to have its cut-through provisions enforced.  On June 26, 2003, the Pennsylvania Commonwealth Court entered an order enforcing American’s cut-through provisions.  The Court ruled that the reinsurance contract proceeds at issue were not general assets of the Legion estate.  On July 25, 2003, the Court entered an Order of Liquidation that incorporated the June 26, 2003 ruling.  The Order provides a means whereby a company can intervene to assert rights to its own reinsurance.  The Insurance Commissioner and others appealed.  In July 2005 the Pennsylvania Supreme Court ruled in favor of American, allowing the corporate policyholder intervenors direct access to the reinsurance proceeds of Villanova and Legion.  Independence Air intervened in the original American matter and, after consideration, the Court held on April 5, 2004 that Independence Air’s reinsurance policies contain an unambiguous cut-through provision that provides Independence Air with direct access to reinsurance proceeds in the event of Legion’s insolvency or rehabilitation.  That ruling is now on appeal.  While there has not yet been a ruling on the Company’s appeal, the Company believes that the same issues apply in its case as in the American case.  If the appeal related to Independence Air’s reinsurance is upheld, the Legion shortfall should be fully covered by reinsurance.  However, if the rulings are overturned on appeal, Independence Air will likely be underinsured for these claims at the percentages set forth above.  This underinsurance would include September 11 related lawsuits and any other similar lawsuits that are brought against Independence Air.  Independence Air has accrued what it believes are adequate reserves for its likely exposure on claims known to date.  No reserves have been accrued for the September 11 related claims.

During the month of October 2004, Independence Air voluntarily reported to the FAA that certain maintenance inspection tasks had not been performed in a timely manner with respect to certain CRJ aircraft.  In all but one case, these inspection tasks were accomplished immediately upon Independence Air’s finding of each issue.  The reports of these Company actions prompted the FAA to begin a review of certain aspects of Independence Air’s maintenance tracking procedures.  In June, 2005 the FAA formally notified the Company that it intends to seek a $1,550,000 civil penalty for certain deficiencies in the Company’s maintenance program in connection with these and related matters.  The Company intends to dispute certain portions of these penalties.

Independence Air also is the subject of ongoing FAA and TSA civil penalty cases relating to other alleged violations of FAA and TSA enforced rules and regulations.  Independence Air believes that the number of these cases and the amount of the civil penalties sought by the FAA and TSA is consistent with the experience of other airlines with operations of the size and scope of those provided by Independence Air, and that the disposition of these cases is not likely to have a material effect on the Company’s financial position or the results of its operations.

One party participating as a lender in the leveraged lease of a single CRJ aircraft declined to participate in negotiations to restructure the transaction, and chose to exercise its available remedies following the Company’s failure to pay the aircraft’s lease rents when due.  On January 27, 2005, the Company was served with a lawsuit in the Supreme Court of the State of New York seeking, among other things, termination of the lease, repossession of the aircraft and damages resulting from the early termination.  In July 2005 the plaintiff filed a motion for summary judgment seeking damages totaling $8.5 million calculated based on back rent, the alleged deficiency between the fair market value of the aircraft and the stipulated loss value under the lease, legal fees, costs allegedly incurred as a result of breaking funding arrangements, and interest.  Oral arguments were heard on this motion on August 8, 2005.  The court granted summary judgment as to liability for breach of the lease and referred all issues regarding damages to a referee for a determination.  The Company anticipates that it will have some exposure for amounts due but believes that the plaintiff is applying an improper measure of damages with the result that its claim is substantially inflated.  The Company has turned over possession of this aircraft to the lender.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held in Dulles, Virginia on June 22, 2005.  Of the 48,984,810 shares of common stock outstanding and entitled to vote on the record date, 41,071,268 were present by proxy.  Those shares were voted on the matters before the meeting as follows:

1.	Election of Directors	For	Withheld
	Kerry B. Skeen	38,103,927	2,967,341
	Thomas J. Moore	38,243,055	2,828,213
	C. Edward Acker	38,071,541	2,999,727
	Robert E. Buchanan	38,222,607	2,848,661
	Susan MacGregor Coughlin	38,238,996	2,832,272
	Caroline (Maury) Devine	38,225,496	2,845,772
	Daniel L. McGinnis	38,202,060	2,869,208
	James C. Miller III	38,120,274	2,950,994

2.                                                                    Approval of authorizing the Company’s Board of Director to amend the Company’s Fifth Restated Certificate of Incorporation to effect a reverse stock split within a range from one-for-two to one-for-ten.

For	Against	Abstain
37,694,749	3,315,271	61,248

3.                                                                    Ratify selection of KPMG LLP as the Company’s independent auditors for the current year.

For	Against	Abstain
40,671,809	293,283	106,176

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

FLYi, INC.

August 09, 2005	By:	/s/ Richard J. Surratt
Richard J. Surratt
Executive Vice President, Treasurer, and Chief Financial Officer