Form 10-Q
period 2005-09-30
FLYI INC
filed 2005-11-15
CIK 904020

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                    For the quarterly period ended  September 30, 2005

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

    Yes X               No__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             Yes __                No X

As of November 1, 2005, there were 49,344,810 shares of common stock, par value $.02 per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements
FLYi, Inc.
Condensed Consolidated Balance Sheets
(In thousands except for share and per share data)	December 31, 2004	September 30, 2005 (Unaudited)
Assets
Current:
Cash and cash equivalents	$ 5,219	$ 6,533
Short term investments	163,984	38,728
Restricted cash	21,762	36,287
Accounts receivable, net	54,395	14,711
Expendable parts and fuel inventory, net	15,608	17,566
Prepaid expenses and other current assets	72,570	35,199
Assets held for sale	11,200	4,510
Total current assets	344,738	153,534
Restricted cash	17,880	20,387
Property and equipment at cost, net of accumulated depreciation and amortization	236,338	171,276
Intangible assets	171	171
Debt issuance costs, net of accumulated amortization	5,145	4,613
Aircraft deposits	69,034	20,912
Other assets	4,352	7,604
Total assets	$ 677,658	$ 378,497
Liabilities and Stockholders’ Equity (Deficit)
Current:
Current portion of long-term debt	$ 8,600	$ 8,241
Current portion of capital lease obligations	553	509
Accounts payable	23,273	8,665
Air traffic liability	23,132	43,240
Accrued liabilities	75,440	66,890
Accrued aircraft early retirement charge	14,760	4,235
Total current liabilities	145,758	131,780
Long-term debt, less current portion	230,230	244,615
Capital lease obligations, less current portion	1,040	661
Deferred credits, net	81,518	64,943
Accrued aircraft early retirement charge, less current portion	48,942	10,174
Other long-term liabilities	3,036	3,271
Total liabilities	510,524	455,444
Stockholders’ equity (deficit):
Common stock: $.02 par value per share; shares authorized 130,000,000; shares issued 50,410,787 and 54,415,787 respectively; shares outstanding 45,339,810 and 49,344,810, respectively	1,008	1,089
Additional paid-in capital	152,513	158,254
Less: Common stock in treasury, at cost, 5,070,977 shares	(35,718)	(35,718)
Accumulated other comprehensive income (loss)	(140)	(72)
Retained earnings (deficit)	49,471	(200,500)
Total stockholders’ equity (deficit)	167,134	(76,947)
Total liabilities and stockholders’ equity (deficit)	$ 677,658	$ 378,497
See accompanying notes to the condensed consolidated financial statements.

FLYi, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
Three months ended September 30,
(In thousands, except for per share data)	2004	2005
Operating revenues:
Passenger	$ 72,712	$ 112,444
Other	1,944	5,556
Total operating revenues	74,656	118,000
Operating expenses:
Salaries and related costs	47,222	41,596
Aircraft fuel	34,402	50,035
Aircraft maintenance and materials	10,991	10,860
Aircraft rentals	23,961	25,943
Sales and marketing	13,633	8,914
Facility rents and landing fees	12,944	13,266
Depreciation and amortization	11,833	4,922
Other	20,471	17,041
Loss on sale of aircraft	-	732
Impairment of long-lived assets	-	4,637
Aircraft early retirement charge and restructuring costs	19,894	(14,883)
Total operating expenses	195,351	163,063
Operating loss	(120,695)	(45,063)
Other income (expense):
Interest income	1,637	1,035
Interest expense	(3,481)	(4,302)
Other, net	(559)	(152)
Total other expense	(2,403)	(3,419)
Loss from continuing operations before income tax benefit	(123,098)	(48,482)
Income tax benefit	(31,321)	(747)
Loss from continuing operations	(91,777)	(47,735)
Income from discontinued operations, net of tax	9,103	-
Net loss	$ (82,674)	$ (47,735)
Loss per share:
Basic:
Net loss	(1.82)	(.97)
Diluted:
Net loss	(1.82)	(.97)

Weighted average shares outstanding:
-Basic	45,340	49,183
-Diluted	45,340	49,183
See accompanying notes to the condensed consolidated financial statements.

FLYi, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
Nine months ended September 30,
(In thousands, except for per share data)	2004	2005
Operating revenues:
Passenger	$ 400,622	$ 311,782
Other	5,335	14,588
Total operating revenues	405,957	326,370
Operating expenses:
Salaries and related costs	138,370	130,208
Aircraft fuel	95,054	129,924
Aircraft maintenance and materials	44,307	34,983
Aircraft rentals	75,119	79,291
Sales and marketing	38,717	30,848
Facility rents and landing fees	35,844	40,454
Depreciation and amortization	24,743	17,053
Other	62,423	55,227
Loss on sale of aircraft	-	732
Impairment of long-lived assets	-	49,437
Aircraft early retirement charge and restructuring costs	48,512	88
Total operating expenses	563,089	568,245
Operating loss	(157,132)	(241,875)
Other income (expense):
Interest income	3,775	4,077
Interest expense	(10,480)	(12,381)
Other, net	(905)	(539)
Total other expense	(7,610)	(8,843)
Loss from continuing operations before income tax benefit	(164,742)	(250,718)
Income tax benefit	(47,254)	(747)
Loss from continuing operations	(117,488)	(249,971)
Income from discontinued operations, net of tax	11,362	-
Net loss	$ (106,126)	$ (249,971)
Loss per share:
Basic:
Net loss	(2.34)	(5.20)
Diluted:
Net loss	(2.34)	(5.20)

Weighted average shares outstanding:
-Basic	45,336	48,104
-Diluted	45,336	48,104
See accompanying notes to the condensed consolidated financial statements.

FLYi, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Nine months ended September 30, (In thousands)	2004	2005
Cash flows from operating activities:
Net loss	$ (106,126)	$ (249,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations:
Depreciation and amortization	2,614	-
Depreciation and amortization	30,231	17,872
Loss on disposal of fixed assets	1,563	2,750
Gain on write off of capital lease	-	(292)
Provision for inventory obsolescence	909	(66)
Asset impairment	-	49,437
Amortization and write-off of deferred credits	(8,234)	(32,951)
Amortization and write-off of deferred financing costs	851	741
Capitalized interest (net)	(1,360)	1,291
Accretion of interest, net	862	1,387
Aircraft restructuring charges:
Restructuring charges	-	15,387
Reversal of estimated charge for aircraft early retirement	-	(43,483)
Changes in operating assets and liabilities:
Restricted cash	-	(14,525)
Accounts receivable	(27,177)	40,017
Expendable parts and fuel inventory	(1,001)	(1,891)
Prepaid expenses and other current assets	(39,666)	36,642
Accounts payable	9,705	(4,389)
Air traffic liability	28,665	20,108
Accrued liabilities	13,197	(16,363)
Net cash used in operating activities	(94,967)	(178,299)
Cash flows from investing activities:
Purchases of property and equipment	(34,882)	(4,221)
Proceeds from sales of assets	644	4,419
Purchases of short term investments	(248,100)	(1,522,506)
Maturities of short term investments	291,750	1,647,960
Increase in restricted cash	(25,814)	(2,507)
Refunds of aircraft deposits	1,400	42,500
Reversal of reserve for deposits	-	(1,200)
Payments of aircraft deposits and other deposits	(62,005)	(2,414)
Net cash (used in) provided by investing activities	(77,007)	162,031
Cash flows from financing activities:
Proceeds from issuance of long term debt	125,000	16,171
Payments of long-term debt	(5,777)	(3,774)
Payments of capital lease obligations	(342)	(612)
Deferred financing costs	(3,487)	(209)
Proceeds from receipt of deferred credits	350	6,006
Proceeds from exercise of stock options	28	-
Net cash provided by financing activities	115,772	17,582
Net (decrease) increase in cash and cash equivalents	(56,202)	1,314
Cash and cash equivalents, beginning of period	95,879	5,219
Cash and cash equivalents, end of period	$ 39,677	$ 6,533
See accompanying notes to the condensed consolidated financial statements.

FLYi, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CHAPTER 11 FILING

FLYi, Inc. (together with its subsidiaries, the “Company”) has been experiencing negative cash flows from operations and has been relying primarily on its current cash, cash equivalents and short-term investments, on operating cash flows and on other short-term sources of liquidity to provide working capital.  At the same time, the Company has been further reducing its costs and seeking additional external sources of liquidity necessary to continue as a going concern.

Due to the Company’s liquidity concerns and in order to restructure the Company’s aircraft leases and other obligations to achieve necessary cost savings and to continue its efforts to obtain other sources of capital, the Company and its subsidiaries, including Independence Air, Inc., its principal operating subsidiary (“Independence Air”), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code on November 7, 2005. Subsequent to the Chapter 11 Bankruptcy filing, the Company’s Independence Air operation has continued to serve customers and operate its flight schedules.

The Company filed its petitions in the U.S. Bankruptcy Court for the District of Delaware (Case Nos. 05-20111, 05-20012, 05-20013, 05-20014, 05-20015, 05-20016 and 05-20017). The reorganization cases are being jointly administered under the caption “In re FLYi, Inc., et. al., Case No. 05-20011 (MFW).” The Company's petitions listed assets of approximately $378.5 million and liabilities of approximately $455.4 million as of September 30, 2005.  Unrestricted cash as of the day of filing was $24.0 million. The cases are accessible at the Court’s internet site, www.deb.uscourts.gov. Links to petitions and other first day motions may be found on the website of the Company’s claims and noticing agent, Kurtzman Carson Consultants LLC, at www.kccllc.com. These links and additional information may also be found in the section of Independence Air’s website at www.flyi.com labeled “Company” under the caption “Restructuring”.

The Company and its financial advisors have been searching for sources of new capital to enable the Company to implement its business plan and continue as a going concern. However, the deteriorating conditions in the airline industry, including extremely high fuel prices, a weak fare environment and aggressive competitive responses, have severely affected the Company’s Independence Air operations and impaired the Company’s ability to obtain the necessary additional capital and successfully implement its business plan. As a result of its continued operating losses, the Company commenced its Chapter 11 case to conserve its cash and to use the Chapter 11 process to continue its efforts to find an investor, strategic partner or purchaser. The Company believes that the value of its estate will be maximized in a going concern transaction, whether pursuant to an investment proposal or a going concern sale proposal. At the same time, the Company recognizes that an investor or going concern purchaser may not materialize and that a sale of individual assets may maximize the value of its estate. Accordingly, the Company has filed a motion with the Bankruptcy court requesting court approval to engage in a formal court-supervised auction process to solicit bids for (a) an investment in the Company’s business sufficient to permit it to reorganize pursuant to a plan (an “Investment Bid”), (b) the sale of all or substantially all of the Company’s business or assets as a going concern (a “Going Concern Sale Bid”), and (c) a sale of select assets of the Company. Although the Company will consider all bids for assets submitted in accordance with the bidding procedures, it will favor bids that maximize the value of the estate.

The potential adverse publicity and general uncertainty associated with the Chapter 11 filings and the auction process is likely to affect the Company's ability to carry on its business, including its ability to attract customers, to retain key employees, and to carry on its relations with vendors and service providers. These factors may make it difficult for the Company to carry on its business during this process and to maintain the attractiveness of its current business to potential investors or purchasers.

The Company’s aircraft, aircraft engines and related spare parts that are leased or subject to a security interest or conditional sale contract are governed by the provisions of Section 1110 of the Bankruptcy Code (“Section 1110”).  Section 1110 provides that lessors or secured parties in such equipment may take possession of such equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract, and may enforce any of its other rights or remedies under such lease, security agreement, or conditional sale contract, unless within sixty days following the bankruptcy filing the Company has agreed to perform all of the obligations under the applicable agreements and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 cases, the Company’s insolvency or other financial condition of the Company).  The Company’s ability to satisfy such requirements will depend on its ability by the end of the sixty day period to complete the auction process and to establish its long-term plans for its Section 1110 assets, or to reach consensual agreements with the necessary parties for a deferral of the Section 1110 obligations.  The Company also anticipates that it will propose that certain of its lease obligations be amended as a condition to its retaining certain of the Section 1110 equipment.  If it is not able to complete this process within the applicable period, or obtain a consensual extension, its business will be materially and adversely affected.

On November 7, 2005, the Company filed a motion in the Bankruptcy Court seeking authority to reject its remaining obligations to its previously retired Fairchild Dornier 328Jet (“328”) and British Aerospace Jetstream 41 (“J41”) aircraft, as well as 21 leased and 1 owned Bombardier Canadair Regional Jet (“CRJ”), all of which it believes are now surplus to its fleet and do not have any remaining equity value.  The motion also asks the Court to approve certain procedures with respect to the return of this equipment to the lessors or lienholders.  The terms proposed in this motion are subject to final approval of the Bankruptcy Court.  If this motion is not granted on terms as proposed by the Company, the Company may be forced to incur additional financial obligations and its business could be materially and adversely affected.

All FLYi, Inc. shareholders are advised that the likely outcome of the Company’s Chapter 11 case is the cancellation of FLYi’s existing common stock without consideration, in which case FLYi stock would have no value. On November 7, 2005, the Company was notified by NASDAQ that the Company’s common stock will be delisted at the opening of business on November 16, 2005 due to the Company’s filing in bankruptcy and related reasons. FLYi stock is highly speculative and the Company urges investors to use extreme caution in decisions about the stock.

As a result of the filing by the Company for protection under Chapter 11 of the Bankruptcy Code, the Company expects that the U.S. Department of Transportation (“DOT”), in accordance with established procedure when airlines file for bankruptcy, will initiate an informal review of the fitness of Independence Air to continue to possess its certificate of public convenience and necessity. The Company will cooperate fully with the DOT in the conduct of any such inquiry. In addition, and in accordance with established Federal Aviation Administration (“FAA”) practice, the agency has asked the airline to provide it information regarding its future plans, and otherwise to be informed of any changes to the organization that could impact its flight and maintenance operations.

2.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of FLYi, Inc. (“FLYi”) and its wholly owned subsidiaries, Independence Air, Atlantic Coast Jet LLC, Atlantic Coast Airlines, Inc., Atlantic Coast Academy, Inc., and WaKeeney, Inc., (collectively, the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated in consolidation. The information furnished in these condensed consolidated financial statements reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the three and nine month periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2005 Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The preparation of financial statements requires use of estimates. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

The accompanying Consolidated Financial Statements have not been prepared in accordance with Statement of Position No. 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, (“SOP 90-7”) promulgated by the American Institute of Certified Public Accountants, as the Filing Date occurred subsequent to the end of the third quarter. Future statements will be prepared in accordance with SOP 90-7 which requires that financial statements of debtors-in-possession be prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain Debtors’ assets and the liquidation of certain Debtors’ liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Company’s Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the Company’s Consolidated Financial Statements, which do not currently give effect of any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

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

As a result of applying APB Opinion No. 25 and related interpretations to the current period, no stock-based employee compensation cost is reflected in net loss, as all options granted to employees had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Three months ended September 30,
(in thousands except for per share data)	2004	2005

Net loss, as reported	$(82,674)	$(47,735)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,207)	(570)

Pro forma net loss	$(83,881)	$(48,305)

Loss per share:
Basic - as reported	$(1.82)	$(.97)
Basic - pro forma	$(1.85)	$(.98)
Diluted - as reported	$(1.82)	$(.97)
Diluted - pro forma	$(1.85)	$(.98)

Nine months ended September 30,
(in thousands except for per share data)	2004	2005

Net loss, as reported	$(106,126)	$(249,971)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	-
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,010)	(2,288)

Pro forma net loss	$(110,136)	$(252,259)

Loss per share:
Basic - as reported	$(2.34)	$(5.20)
Basic - pro forma	$(2.43)	$(5.24)
Diluted - as reported	$(2.34)	$(5.20)
Diluted - pro forma	$(2.43)	$(5.24)

All FLYi, Inc. shareholders are advised that the likely outcome of the Company’s Chapter 11 case is the cancellation of FLYi’s existing common stock without consideration, in which case FLYi stock would have no value. On November 7, 2005, the Company was notified by NASDAQ that the Company’s common stock will be delisted at the opening of business on November 16, 2005 due to the Company’s filing in bankruptcy and related reasons. FLYi stock is highly speculative and the Company urges investors to use extreme caution in decisions about the stock.

4.	DEBT

    Long-term debt consists of the following at December 31, 2004 and September 30, 2005, respectively:
(in thousands)	December 31, 2004	September 30, 2005
Equipment Notes associated with Pass Through Trust Certificates, due January 1, 2008 and January 1, 2010, principal payable annually through January 1, 2006 and semi-annually thereafter through maturity, interest payable semi-annually at 7.49% throughout term of notes, collateralized by four J41 aircraft.
	$ 8,869	$ 7,135
Notes payable to institutional lenders, due between October 23, 2010 and May 15, 2015, principal payable semiannually with interest ranging from 5.65% to 7.63% through maturity, collateralized by four CRJ aircraft.	38,322	38,321
Note payable to institutional lender, due October 2, 2006, principal payable semiannually with interest at 6.56%, collateralized by one J41 aircraft.	1,196	-
Notes payable to institutional lender, due November 2019, principal payable semiannually with interest at 5.11%, collateralized by four CRJ aircraft.	56,443	56,443
Notes payable to Airbus for deferred predelivery payments, due upon delivery of aircraft with interest at 6.5%	9,000	2,250
Note payable to institutional lender, due February 1, 2010, principal payable monthly with variable interest at LIBOR plus 4.75%, collateralized by CRJ spare engines and parts	-	14,563
Promissory notes, due June 30, 2007 and June 1, 2010, principal payable monthly beginning June 30, 2006 and February 1, 2007 with interest payable monthly at 6.75%, unsecured	-	3,374
Non-interest bearing convertible notes - due 2006	-	237
Non-interest bearing convertible notes - due 2015	-	5,533
6% Convertible Senior notes - due 2034	125,000	125,000
Total	238,830	252,856
Less: Current Portion	8,600	8,241
	$230,230	$244,615

Substantially all of the Company’s tangible assets other than cash are pledged as security for the above notes and other obligations of the Company.

Subsequent to September 30, 2005, the Company has defaulted on all or substantially all of the direct financial obligations set forth above as a result of the Company filing petitions for relief under the Bankruptcy Code, discussed at Note 1 above, and in certain cases as a result of the Company’s failure to make payments when due or as a result of cross-default provisions. The same events create defaults under substantially all of the Company’s aircraft lease and financing arrangements and other obligations reflected in the table set forth under the caption “Capital Commitments and Off-Balance Sheet Arrangements” in the Company’s Form 10-Q for the quarter ended June 30, 2005. These defaults may result in the entire amount of the Company’s obligations becoming due and/or give the Company’s creditors and counterparties the contractual right to pursue other remedies. The Company believes that parties seeking to enforce their rights in connection with provisions in the Company’s obligations that purport to accelerate such obligations as a result of the filing will be stayed under bankruptcy law from attempting to enforce such provisions, subject to any rights provided such creditors under the bankruptcy law.

As previously disclosed, in February 2004, the Company sold $125 million of 6% Convertible Senior Notes due 2034(“Notes”). On May 27, 2005, the Company was notified by NASDAQ that for the 30 consecutive trading days preceding the date of the letter, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued inclusion on the NASDAQ National Market. In October 2005, the Company received notification from NASDAQ regarding the Company’s minimum aggregate market value of publicly held shares (“MVPHS”). NASDAQ stated that the Company had failed to maintain the required $15.0 million MVPHS for 30 consecutive days for continued inclusion on the NASDAQ National Market. On November 7, 2005, the Company was notified by NASDAQ that the Company’s common stock will be delisted at the opening of business on November 16, 2005 due to the Company’s bankruptcy filing and related reasons. Delisting from the NASDAQ National Market triggers a mandatory obligation to repurchase the Company’s convertible senior notes. If the Company were required to repurchase the convertible senior notes, it would not be able to satisfy the obligation based on its current cash, cash equivalents and short-term investments (See Note 15). However, as stated above, the Company believes that its repurchase obligation is stayed by the Chapter 11 bankruptcy filing. The note holders have the ability to file a claim as unsecured creditors in the Company’s Chapter 11 proceedings. At September 30, 2005, the estimated fair value of the Notes based on quoted market prices was approximately $9.8 million.

Independence Air’s purchase agreement with Airbus allows it to defer a portion of the progress payments for each aircraft as part of a financing arrangement with the manufacturer. The portion of the deferred predelivery payment is payable upon delivery of the aircraft plus accrued interest at an interest rate of 6.5%. Delivery of the purchased aircraft is scheduled to begin in July 2007.

On February 18, 2005, Independence Air entered into a term loan agreement with GECAS for $16.2 million and borrowed the full amount available under the loan. The loan bears interest at a spread over three month Libor based on an agreed base rate and is payable in 60 monthly installments ranging from approximately 1.4% of principal to approximately 2.0% of principal, with a final maturity on February 18, 2010. Independence Air is not permitted to voluntarily prepay the loan for three years and may do so thereafter only if it provides a letter of credit or other acceptable security in an amount equal to the payments that are being deferred under leases of 13 CRJ aircraft. The loan and certain future rent payments payable to GECAS are secured by Independence Air’s CRJ spare engines and spare parts. The loan agreement also provides that the sum of the outstanding amounts of the loan and lease deferral amounts may not exceed specified percentages of the appraised values of the collateral. If these percentages are exceeded, the loan agreement provides that Independence Air is required to make a partial prepayment on the loans or provide additional collateral to restore compliance (See Note 14).

In February 2005, the Company issued unsecured promissory notes with a face value of $6.1 million and an estimated fair market value of $3.3 million. The notes were issued to satisfy certain lease obligations. The notes have an interest rate of 6.75% payable monthly beginning on March 31, 2005 and April 1, 2005, with principal payments due monthly beginning June 2006 and February 2007. The notes have a face value of $6.1 million and are recorded at a discount based on fair market value. The discount is being accreted monthly until the fair value of the notes is equal to the face value. The notes have stated maturity dates in June 2007 and 2010.

In March 2005, the Company issued two non-interest bearing convertible notes with a face value of $18.4 million and an estimated fair market value of $5.5 million. The notes were issued to satisfy certain lease obligations. The notes are convertible into FLYi, Inc. common stock at a conversion rate of $5.00 per share. The convertible notes have a stated maturity date of January 1, 2015 and automatically convert into common stock on December 31, 2014 if not previously converted, provided that the Company has not filed for bankruptcy protection.

In July 2005, the Company issued a non-interest bearing convertible note with a face value of $4.5 million and an estimated fair market value of $0.2 million. The note was issued to satisfy certain lease obligations (See Note 14). The note is convertible into FLYi, Inc. common stock at a conversion rate of $13.91 per share. The convertible note has a stated maturity date of April 1, 2006 and automatically converts into common stock on March 31, 2006 if not previously converted, provided that the Company has not filed for bankruptcy protection.

In September 2005, the Company entered into an agreement to sell one owned J41 aircraft previously recorded as an asset held for sale, which was the collateral for a note payable due October 2006. Per terms of the agreement the buyer was required to pay the total amount owed by the Company for the aircraft directly to the Mortgagee. The Company reversed all remaining aircraft early retirement liability associated with this aircraft in the third quarter 2005. (See Note 9)

5.	INCOME TAXES

The Company’s net loss for the nine months ended September 30, 2005 does not reflect any benefit from income taxes as a result of losses incurred by the Company. The tax credit included in the Company’s income statements for the three months and nine months ended September 30, 2005 of $0.8 million is primarily due to reversal of potential liabilities recorded related to certain tax exposure items in prior periods for which the statute of limitations has expired. The ability to record a tax benefit from incurred and future losses will depend on the ability of the Company to generate taxable income in future periods. Until the Company can demonstrate that it is more likely than not to have taxable income in future periods, it will continue to record a valuation allowance against the income tax benefit provided by its deferred tax assets. The Company is in the process of evaluating whether the use of its net operating losses (“NOLs”) and other tax assets may be limited by section 382 of the Internal Revenue Code and related regulations. There can be no assurance that when the Company completes its 382 analysis that a change in control has not occurred. However, if the use of the NOLs and other tax assets are limited, the Company does not believe that the limitation would have a significant impact on its financial statements. As a result of the Company’s restructuring or if an ownership change does occur, the net operating losses that can be utilized in the future may be severely limited.

6.	LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and common stock equivalents, which consist of shares subject to stock options computed using the treasury stock method. A reconciliation of the numerator and denominator used in computing basic and diluted loss per share is as follows:

Three months ended September 30,
(in thousands except for per share data)	2004	2005

Net loss (basic and diluted)	$(82,674)	$(47,735)

Weighted average shares outstanding (basic)	45,340	49,183
Incremental shares related to stock options	-	-
Weighted average shares outstanding (diluted)	45,340	49,183

Number of antidilutive options outstanding	5,969	5,233

Loss per share:
Basic:
Loss from continuing operations	$(2.02)	$(.97)
Discontinued operations	.20	-
Net loss per share	$(1.82)	$(.97)

Loss per share:
Diluted:
Loss from continuing operations	$(2.02)	$(.97)
Discontinued operations	.20	-
Net loss per share	$(1.82)	$(.97)

Nine months ended September 30,
(in thousands except for per share data)	2004	2005

Net loss (basic and diluted)	$(106,126)	$(249,971)

Weighted average shares outstanding (basic)	45,336	48,104
Incremental shares related to stock options	-	-
Weighted average shares outstanding (diluted)	45,336	48,104

Number of antidilutive options outstanding	5,903	4,017

Loss per share:
Basic:
Loss from continuing operations	$(2.59)	$(5.20)
Discontinued operations	.25	-
Net loss per share	$(2.34)	$(5.20)

Loss per share:
Diluted:
Loss from continuing operations	$(2.59)	$(5.20)
Discontinued operations	.25	-
Net loss per share	$(2.34)	$(5.20)

7.	COMPREHENSIVE LOSS

Comprehensive loss includes changes in the unrealized gains and losses on available-for-sale securities. The following statements present comprehensive loss for:

Three months ended September 30,
(in thousands)	2004	2005

Net loss	$(82,674)	$(47,735)
Other comprehensive income - net change in unrealized gain on available-for-sale securities	70	13
Comprehensive loss	$(82,604)	$(47,722)

Nine months ended September 30,
(in thousands)	2004	2005

Net loss	$(106,126)	$(249,971)
Other comprehensive income - net change in unrealized (loss) gain on available-for-sale securities	(83)	68
Comprehensive loss	$(106,209)	$(249,903)

8.	SUPPLEMENTAL CASH FLOW INFORMATION

Nine months ended September 30,
(in thousands)	2004	2005
Cash paid during the period for:
Interest	$ 8,348	$14,279
Income and other taxes	5,289	75
Non-cash transactions
Financed aircraft deposits	$ 26,500	$ 2,250

9.	ACCRUED AIRCRAFT EARLY RETIREMENT CHARGE

The Company in prior fiscal years recorded aircraft early retirement charges for 25 leased British Aerospace Jetstream 41 (“J41”) and two 328Jet aircraft. During the first quarter 2005, the Company entered into agreements to restructure obligations related to 21 J41 aircraft. As part of that restructuring, the Company reversed prior aircraft retirement charges totaling $21.5 million and $3.6 million, in the first and second quarters 2005, respectively. These reversals were associated with seven leased J41 aircraft and three additional leased aircraft, where the Company has been relieved of all future lease obligations during the first and second quarters, respectively. During the third quarter 2005, the Company reversed an additional $18.4 million of prior aircraft retirement charges associated with one owned aircraft that was sold and nine leased aircraft, where the Company has been relieved of all future lease obligations, for a total of ten aircraft.

Changes in the aircraft early retirement charge liability for the nine months ending September 30, 2004 and September 30, 2005, respectively, are as follows:

(in thousands)	2004	2005
Beginning balance as of January 1	$ 17,979	$ 63,702
Estimated charge for aircraft early retirement (excludes the write-off of deferred credits of $731 in 2004)	49,243	-
Reversal of estimated charge (net of remarketing) for aircraft early retirement	-	(43,483)
Prepaid lease payments applied to liability	(4,112)	-
Accretion of interest	861	686
Cash payments	(5,795)	(6,496)
Balance as of September 30	$ 58,176	$ 14,409

10.	IMPAIRMENT OF LONG-LIVED ASSETS

Due to continued losses incurred during the second quarter 2005 and the revised forecast for additional future losses, the Company performed an analysis on the recoverability of its long-lived assets in conformity with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The fair value of the asset group was estimated using the best available valuation information that could be readily obtained without undue cost or effort. This information includes quoted prices on active markets, market prices on similar assets, appraisals, and other internal and external information. Based on this analysis, the Company determined that the carrying amount of its long lived assets taken as a whole exceeded their fair value by $43.4 million and recorded a charge for this amount in the Company’s statement of operations.

During the third quarter 2005, the Company recorded an additional impairment charge totaling $4.6 million. Included in the $4.6 million was $3.2 million recorded related to 328Jet parts that had previously been recorded as held for sale and $1.4 million for the impairment of previously recorded capitalized interest related to the delivery of Airbus aircraft.

11.	RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share based payments to employees, including employee stock option grants, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first interim period that begins after June 30, 2005.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:
•
Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

•
Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS No. 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

On April 14, 2005, the Securities and Exchange Commission announced that the SFAS No. 123(R) effective transition date will be extended to annual periods beginning after June 15, 2005. The Company is required to adopt this new standard on January 1, 2006, with early-adoption permitted.

Under SFAS 123(R), the Company will begin recognizing compensation expense for the portion of outstanding stock option awards for which the requisite vesting period has not yet been met and any new awards over the requisite vesting period, based on the fair value of these awards at date of grant. As a result of the Chapter 11 bankruptcy filing, all stock and stock options may be cancelled without consideration. The Company is currently evaluating the transition methods of adopting SFAS No. 123(R) and the impacts of SFAS No. 123(R).

12.	COMMITMENTS AND CONTINGENCIES

Restricted Cash

On March 15, 2005, the Company entered into a new agreement with Wachovia that replaces the previous line of credit. The new agreement, similar to the previous agreement, provides for the issuance of letters of credit and is collateralized by certificates of deposit. Under the new agreement, the Company has $20.2 million on long term deposit with Wachovia as collateral for letters of credit issued on behalf of the Company as of September 30, 2005.

Payments received from passengers for future travel using most credit/charge cards are placed in an interest bearing escrow account with the Company’s credit card processor or held by the charge card company and are recorded as current assets under “Restricted Cash”. The monies are released to the Company when passenger travel commences and at September 30, 2005, $35.4 million was being held by the credit/charge card processors under these arrangements.

As of September 30, 2005, $0.8 million of the Company’s cash was being held by GECAS as additional collateral in connection with the $16.2 million term loan agreement. The amount is classified as short-term restricted cash. (See Note 14)

Aircraft

In April 2005, the Company exercised its right to cancel 34 CRJ aircraft on firm order from Bombardier. As a result, Bombardier returned to the Company approximately $3.4 million in deposits that Bombardier held for these aircraft.

As of September 30, 2005, the Company has taken delivery of 12 leased Airbus 319 (“A319”) aircraft. The Company also has executed a purchase agreement with Airbus’ wholly-owned affiliate, AVSA S.A.R.L. (“AVSA”), to purchase an additional 16 A319 aircraft. During the third quarter 2005, the Company reached an agreement to defer delivery of scheduled A319 aircraft. While the number of aircraft on order remains at sixteen, the scheduled delivery of the aircraft is for six deliveries in the second half of 2007, six in 2008 and four in 2009. Also per this agreement, the Company received a refund of $36.3 million in previously paid deposits, deferred $11.5 million in payments that it would have been required to make through the end of 2005, and deferred a significant amount of the aircraft purchase price commitments that had previously been scheduled for 2006. Additionally, $16.5 million in notes previously issued to finance a portion of the pre-delivery payments was extinguished without penalty.

On February 18, 2005, the Company announced that it had entered into multiple agreements covering the restructuring of certain aircraft obligations as well as the return of 21 J41 turboprops to various lessors and 24 CRJ aircraft to GECAS. With respect to the return of the first 13 CRJs to GECAS, GECAS expressed the position that approximately $2.7 million was due for rent accruing after the original scheduled return date. The Company agreed that approximately $370,000 was due and expensed and paid that amount in May 2005 but contested the $2.3 million claimed by GECAS to be due. Subsequent to the end of the third quarter, the Company agreed to provide certain kits previously provided by the manufacturer for maintenance of these CRJ aircraft to GECAS in settlement of the hold-over rent dispute. These agreements resolve disputes with respect to aircraft return conditions and holdover rent, although the Company has certain ongoing obligations with respect to the return of the CRJs to GECAS, specifically regarding the maintenance condition of the engines, and has accrued an amount that it considers to be its best estimate of probable loss regarding the matter.

With respect to J41 turboprops, the Company returned aircraft and their records to the lessors as provided in the Memoranda of Understandings signed as part of the February 2005 restructuring. The lessor of four J41s had stated that it believed that the January agreement to terminate the leases was no longer valid due to delays in returning the aircraft to it and that it was due damages under the leases, which it considered to have been terminated for breach.  The Company and the lessor have resolved the open issues at essentially no additional cost to the Company and the leases for these four J41 aircraft were terminated in July 2005. For one J41 aircraft, under a lease agreement that was not restructured, the lessor notified the Company that it believes that a default exists due to the maintenance condition of the aircraft. The aircraft is being maintained under an FAA approved maintenance storage program, which the Company believes is consistent with the requirements of the lease. The Company has reserved approximately $1.3 million in connection with its lease payment and return obligations for this aircraft due during the remaining term of the lease, which expires in August 2008. As part of the Company’s Chapter 11 bankruptcy filing, the Company has requested that the Bankruptcy Court approve the rejection of this lease in bankruptcy.

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

Regulatory

During the month of October 2004, Independence Air voluntarily reported to the FAA that certain maintenance inspection tasks had not been performed in a timely manner with respect to certain CRJ aircraft. In all but one case, these inspection tasks were accomplished immediately upon Independence Air's finding of each issue. The reports of these Company actions prompted the FAA to begin a review of certain aspects of Independence Air's maintenance tracking procedures, which review is continuing. In June 2005 the FAA formally notified the Company that it intends to seek a $1,550,000 civil penalty for certain deficiencies in the Company’s maintenance program in connection with these and related matters. The Company disputes certain portions of these penalties, and has accrued an amount that it considers to be its best estimate of probable loss regarding the matter. An informal conference was held with the FAA in October 2005, and the Company continues to engage in discussions with the FAA over the resolution of this matter.

As a result of the filing by the Company for protection under Chapter 11 of the Bankruptcy Code, the Company expects that the DOT, in accordance with established procedure when airlines file for bankruptcy, will initiate an informal review of the fitness of Independence Air to continue to possess its certificate of public convenience and necessity. The Company will cooperate fully with the DOT in the conduct of any such inquiry. In addition, and in accordance with established FAA practice, the agency has asked the airline to provide it information regarding its future plans, and otherwise to be informed of any changes to the organization that could impact its flight and maintenance operations.

Training

Independence Air has previously entered into agreements with Pan Am International Flight Academy ("PAIFA") for CRJ simulator usage at PAIFA’s facility near Washington Dulles.  Independence Air restructured its agreements with PAIFA during the first quarter 2005 to reduce its simulator costs for 2005. The minimum payment obligations over the remaining term of these agreements for CRJ simulator usage after the restructuring total $6.4 million at September 30, 2005.

Gain Contingency

The Company is pursuing a claim in the United Airlines bankruptcy proceeding for pre-petition damages stemming from United’s termination of the Company’s United Express Agreement. A hearing was held in September 2005 to consider the amount of the claim. Presently, the Company is awaiting a decision from the court. The value that the Company receives would be proportional to compensation paid to United’s other unsecured pre-petition creditors. If the Company is successful in pursuing its claim, the Company may receive a distribution of securities at the time United exits bankruptcy, or may seek to sell its claim.

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

In September 2005 the Company sold an owned, unencumbered 328Jet previously recorded as an asset held for sale. In October 2005, the Company sold the 328Jet spare parts that were also previously recorded as assets held for sale. (See Note 15)

Independence Air is involved in legal proceedings related to the insolvency of Fairchild Dornier GmbH ("Fairchild"), which were initiated in 2002. Independence Air was protected by a bond in the amount of $1.2 million from an independent insurance company, which bond secured deposits placed with Fairchild for the delivery of certain aircraft.   Upon Fairchild's failure to deliver the aircraft as agreed, Independence Air made a demand for payment under this bond. Fairchild's insolvency trustee made a claim for the collateral posted with the insurance company, and as a result the insurance company withheld payment of the bond.   Independence Air petitioned the Bankruptcy Court for the Western District of Texas for assistance in collecting on the bond.  The bankruptcy court entered an order on May 26, 2005, which resolved the impediments to the insurance company satisfying the bond, and the Company collected the full proceeds of the bond during the third quarter of 2005.

A summary of the revenues and expenses that are attributable to the discontinued Delta Connection operation for the three and nine months ended September 30, 2004 and 2005, as well as the financial position as of December 31, 2004 and September 30, 2005 are as follows:

	Three months ended September 30,
Results of Discontinued Operations (in thousands):	2004	2005
Operating revenues	$ 44,978	$ -
Operating expenses	32,768	-
Operating income	12,210	-
Income tax provision	3,107	-
Net income	$ 9,103	$ -

	Nine months ended September 30,
Results of Discontinued Operations (in thousands):	2004	2005
Operating revenues	$116,214	$ -
Operating expenses	100,308	-
Operating income	15,906	-
Income tax provision	4,544	-
Net income	$ 11,362	$ -

Financial Position of Discontinued Operations (in thousands):	December 31, 2004	September 30, 2005
Assets held for sale	$ 11,200	$ 4,510
Current liabilities	(720)	-
Current aircraft retirement liabilities	(1,517)	(1,517)
Long-term aircraft retirement liabilities	(5,692)	(5,012)
Net assets of discontinued operations	$ 3,271	$ (2,109)

14.	AIRCRAFT FINANCING RESTRUCTURING

In the first quarter of 2005, the Company entered into a series of agreements with GECAS as owner participant under leveraged leases relating to 24 CRJs, and with the various parties as loan participants under those leveraged leases, providing for the early termination of 24 leases. These agreements provide for the amendment of the leases to shorten the term of the leases such that they expired between February 2005 and July 2005. The agreements also reduced the rent due between January 1, 2005 and the amended date of the lease expiration. Under the agreements, Independence Air is required to meet certain amended return conditions and to deliver the aircraft to the lessor by agreed dates, but upon satisfaction of these obligations will have no further rent or other obligations with respect to periods after the amended lease expiration dates. The termination of the 24 leases resulted in a non-cash charge of $12.5 million being recorded in the first quarter of 2005 to reflect the write-off of prepaid rents for 20 of these aircraft net of deferred credits that resulted from training, spare parts, and other services previously provided by the manufacturer to the Company.

FLYi and Independence Air also entered into an agreement with GECAS on February 18, 2005 that establishes certain financial milestones applicable to three-month periods ending in June, September, October, November and December 2005 and January, February and March 2006 (“Milestone Months”). The milestones consist of tests of (1) the Company’s unrestricted cash balance and (2) its earnings before interest, taxes, depreciation, amortization, and aircraft rents as a percentage of passenger revenues. Should the Company fail to satisfy either milestone test for a Milestone Month, or fail to provide the information necessary for the measurement of the milestones, GECAS will have the option, exercisable within ninety days following the delivery of the financial statements for such Milestone Month, to terminate the lease for one additional CRJ aircraft for each Milestone Month, up to a maximum of eight CRJ aircraft. The terms of the termination of the leases would be similar to those for the 24 aircraft that were early terminated as described above. The Company did not meet the first milestone at June 30, 2005 and the second milestone at September 2005, and does not anticipate that it will meet the subsequent milestones.

On February 18, 2005, Independence Air entered into a term loan agreement with GECAS for $16.2 million and borrowed the full amount available under the loan. The loan bears interest at a spread over three month Libor based on an agreed market rate, and is payable in 60 monthly installments ranging from approximately 1.4% of principal to approximately 2.0% of principal, with a final maturity on February 18, 2010. Independence Air is not permitted to voluntarily prepay the loan for three years and may do so thereafter only if it provides a letter of credit or other acceptable security in an amount equal to the payments that are being deferred under leases of 13 CRJ aircraft. The loan and certain future rents payments payable to GECAS are secured by Independence Air’s CRJ spare engines and spare parts. The loan agreement also provides that the sum of the outstanding amounts of the loan and lease deferral amounts may not exceed specified percentages of the appraised values of the collateral. If these percentages are exceeded, Independence Air is required to make a partial prepayment on the loans or provide additional collateral to restore compliance. As of September 30, 2005, the Company has $0.8 million in restricted cash that is being held by GECAS to fulfill this requirement of the term loan agreement (see Note 12).

In the third quarter 2005, the Company issued 240,000 shares of common stock with a fair market value of $70,800 to J41 lessors pursuant to the terms of the Company’s first quarter 2005 restructuring agreements with the lessors.

15.	SUBSEQUENT EVENTS

In order to restructure the Company’s aircraft leases and other obligations to achieve necessary cost savings, the Company filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code on November 7, 2005. (See Note 2)

The Company received notification from NASDAQ on October 21, 2005 that for 30 consecutive trading days the Company’s common stock had not maintained the minimum aggregate market value of $15.0 million required for continued inclusion on the NASDAQ National Market pursuant to NASDAQ Marketplace Rule 4450(b)(e). On November 7, 2005, the Company was notified by NASDAQ that as a result of the Company’s filing for protection under Chapter 11 of the U.S. Bankruptcy Code, the Company’s common stock will be delisted at the opening of business on November 16, 2005 unless it requests a hearing in accordance with the Marketplace Rule 4800 series. The Company does not intend to request a hearing.

In October 2005, the Company sold 328Jet spare aircraft parts, which had previously been reported as assets held for sale, for $4.5 million. As a result of the sale, the Company recorded a loss of $3.2 million, which was recorded as an impairment charge during the period ended September 30, 2005. (See Note 13)

During October 2005, the Company sold three CRJ engine and certain of its CRJ spare parts for approximately $7.4 million. Of this amount, $5.3 million was applied to the balance of the $16.2 million term loan agreement with GECAS.

In November 2005, the Company reached a tentative agreement with Association of Flight Attendants-CWA (AFA-CWA) over new wage rates and work rules for Flight Attendants. The agreement is designed to assist the Company as part of its ongoing restructuring process. The ratification process will begin in the near future.

In November 2005, the Company reached a tentative agreement with Aircraft Mechanics Fraternal Association (AMFA) over new wage rates and work rules for Mechanics. The Company and AMFA have been negotiating since June 2002 under the supervision of the National Mediation Board. The member ratification process will begin in the near future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and information that is based on management’s current expectations as of the date of this document. When used herein, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Such risks and uncertainties include, among others: the ability of the Company to continue as a going concern; factors that could impact the Company’s ability to complete a court-supervised auction process that is necessary for the Company to continue operations, including the ability to attract potential investors or acquirers through the court-supervised auction process, to obtain favorable bids from such potential investors or acquirers and to reach definitive agreement with one or more potential investors or with a potential acquirer and to obtain requisite court approval for any such agreement; the action of the Company’s debt holders and other creditors to the Company’s bankruptcy proceeding and to the Company’s auction process; factors that could affect the Company’s ability to maintain operations during its bankruptcy proceeding, including the reaction of customers, suppliers and competitors to the Company’s bankruptcy proceeding; the ability to obtain improved wage rates and work rules with the Company’s unionized work groups; the ability to maintain and improve yield with a reduced network reflected in the Company’s current flight schedule; the ability to successfully obtain revised terms from lessors for aircraft the Company intends to continue operating; the ability to manage inventory to maximize yield; the effects of high fuel prices on the Company’s costs, and the availability of fuel; the ability to adjust operations, realize on internal or external sources of liquidity or otherwise address the Company’s financial obligations; the costs of returning aircraft and related records to lessors for aircraft that are rejected by the Company; the ability to successfully hire, train and retain employees; the seasonality of air travel; and general economic and industry conditions, any of which may impact Independence Air or the Company, its aircraft manufacturers and its other suppliers in ways that the Company is not currently able to predict.

Certain of these and other risk factors are more fully disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors Affecting the Company”, and “Risk Factors Affecting the Airline Industry” in the Company’s Form 10-K/A for the year ended December 31, 2004. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

Chapter 11 Filings

The Company has been experiencing negative cash flows from operations and has been relying primarily on its current cash, cash equivalents and short-term investments, on operating cash flows and on other short-term sources of liquidity to provide working capital.  At the same time, the Company has been further reducing its costs and seeking additional external sources of liquidity necessary to continue as a going concern.

Due to the Company’s liquidity concerns and in order to restructure the Company’s aircraft leases and other obligations to achieve necessary cost savings and to continue its efforts to obtain other sources of capital, the Company and its subsidiaries, including Independence Air, Inc., its principal operating subsidiary (“Independence Air”), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code on November 7, 2005. Subsequent to the Chapter 11 Bankruptcy filing, the Company’s Independence Air operation has continued to serve customers and operate its flight schedules.

The Company filed its petitions in the U.S. Bankruptcy Court for the District of Delaware (Case Nos. 05-20111, 05-20012, 05-20013, 05-20014, 05-20015, 05-20016 and 05-20017). The reorganization cases are being jointly administered under the caption “In re FLYi, Inc., et. al., Case No. 05-20011 (MFW).” The Company's petitions listed assets of approximately $378.5 million and liabilities of approximately $455.4 million as of September 30, 2005.  Unrestricted cash as of the day of filing was $24.0 million. The cases are accessible at the Court’s internet site, www.deb.uscourts.gov. Links to petitions and other first day motions may be found on the website of the Company’s claims and noticing agent, Kurtzman Carson Consultants LLC, at www.kccllc.com. These links and additional information may also be found in the section of Independence Air’s website at www.flyi.com labeled “Company” under the caption “Restructuring”.

The Company and its financial advisors have been searching for sources of new capital to enable the Company to implement its business plan and continue as a going concern. However, the deteriorating conditions in the airline industry, including extremely high fuel prices, a weak fare environment and aggressive competitive responses, have severely affected the Company’s Independence Air operations and impaired the Company’s ability to obtain the necessary additional capital and successfully implement its business plan. As a result of its continued operating losses, the Company commenced its Chapter 11 case to conserve its cash and to use the Chapter 11 process to continue its efforts to find an investor, strategic partner or purchaser. The Company believes that the value of its estate will be maximized in a going concern transaction, whether pursuant to an investment proposal or a going concern sale proposal. At the same time, the Company recognizes that an investor or going concern purchaser may not materialize and that a sale of individual assets may maximize the value of its estate. Accordingly, the Company has filed a motion with the Bankruptcy court requesting court approval to engage in a formal court-supervised auction process to solicit bids for (a) an investment in the Company’s business sufficient to permit it to reorganize pursuant to a plan (an “Investment Bid”), (b) the sale of all or substantially all of the Company’s business or assets as a going concern (a “Going Concern Sale Bid”), and (c) a sale of select assets of the Company. Although the Company will consider all bids for assets submitted in accordance with the bidding procedures, it will favor bids that maximize the value of the estate.

The Company currently anticipates that it has the financial resources to fund its obligations—including the payment of employee wages and benefits—during the auction process. During the auction process, the Company anticipates that vendors, suppliers and other business partners will be paid under normal terms for goods and services provided during the reorganization. If successful, the Company anticipates that the auction process could be concluded within sixty days from the date of its Chapter 11 bankruptcy filing. If the auction process is not successful or if the Court does not approve certain key motions (copies of which motions are available on the websites noted above) in the Chapter 11 bankruptcy filing, the Company could be forced to discontinue operations and liquidate.

The potential adverse publicity and general uncertainty associated with the Chapter 11 filings and the auction process is likely to affect the Company's ability to carry on its business, including its ability to attract customers, to retain key employees, and to carry on its relations with vendors and service providers. These factors may make it difficult for the Company to carry on its business during this process and to maintain the attractiveness of its current business to potential investors or purchasers.

The Company’s aircraft, aircraft engines and related spare parts that are leased or subject to a security interest or conditional sale contract are governed by the provisions of Section 1110 of the Bankruptcy Code (“Section 1110”).  Section 1110 provides that lessors or secured parties in such equipment may take possession of such equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract, and may enforce any of its other rights or remedies under such lease, security agreement, or conditional sale contract, unless within sixty days following the bankruptcy filing the Company has agreed to perform all of the obligations under the applicable agreements and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 cases, the Company’s insolvency or other financial condition of the Company).  The Company’s ability to satisfy such requirements will depend on its ability by the end of the sixty day period to complete the auction process and to establish its long-term plans for its Section 1110 assets, or to reach consensual agreements with the necessary parties for a deferral of the Section 1110 obligations.  The Company also anticipates that it will propose that certain of its lease obligations be amended as a condition to its retaining certain of the Section 1110 equipment.  If it is not able to complete this process within the applicable period, or obtain a consensual extension, its business will be materially and adversely affected.

On November 7, 2005, the Company filed a motion in the Bankruptcy Court seeking authority to reject its remaining obligations to its previously retired 328 and J41 aircraft, as well as 21 leased and 1 owned CRJs, all of which it believes are now surplus to its fleet and do not have any remaining equity value.  The motion also asks the Court to approve certain procedures with respect to the return of this equipment to the lessors or lienholders.  The terms proposed in this motion are subject to final approval of the Bankruptcy Court.  If this motion is not granted on terms as proposed by the Company, the Company may be forced to incur additional financial obligations and its business could be materially and adversely affected.

All FLYi, Inc. shareholders are advised that the likely outcome of the Company’s Chapter 11 case is the cancellation of FLYi’s existing common stock without consideration, in which case FLYi stock would have no value. On November 7, 2005, the Company was notified by NASDAQ that the Company’s common stock will be delisted at the opening of business on November 16, 2005 due to the Company’s filing in bankruptcy and related reasons. FLYi stock is highly speculative and the Company urges investors to use extreme caution in decisions about the stock.

As a result of the filing by the Company for protection under Chapter 11 of the Bankruptcy Code, the Company expects that the DOT, in accordance with established procedure when airlines file for bankruptcy, will initiate an informal review of the fitness of Independence Air to continue to possess its certificate of public convenience and necessity. The Company will cooperate fully with the DOT in the conduct of any such inquiry. In addition, and in accordance with established FAA practice, the agency has asked the airline to provide it information regarding its future plans, and otherwise to be informed of any changes to the organization that could impact its flight and maintenance operations.

Results of Operations

The changes in the Company’s results of operations over the corresponding periods for 2004 reflect the fact that primarily during the third quarter of 2004, Independence Air effected its transformation into an independent low-fare airline. Prior to this transformation, the Company operated under fee-per-departure agreements with United Airlines and Delta Air Lines. Beginning in June 2004 and ending in August 2004, Independence Air transitioned its 50-seat CRJ fleet, which had been flying under the Company’s code share agreement with United Airlines, into the Independence Air operation, and early retired its remaining turboprop aircraft that had been used in United Express operations. In October and November 2004, Independence Air ceased operating its 328Jet fleet as a Delta Connection carrier and placed all of its 328Jets into temporary storage pending the lease assignment of 30 of the 328Jets to Delta Air Lines, which assignment was completed on March 21, 2005. As a result of the termination of the Company’s Delta Connection agreement by Delta and discontinuation of the use of its 328Jet fleet, the Company accounted for the direct operating revenues and expenses of the Delta Connection operations as a discontinued operation and has restated all periods presented accordingly. Accordingly, the Delta Connection operations are reflected in the discussion of results of operations, below as income from discontinued operations net of income taxes. The Company’s past financial performance and operating results under United Express and Delta Connection operations will have no effect or bearing on the financial performance or operating results of Independence Air.

Third Quarter Operating Statistics
Three months ended September 30,	2004	2005	(Decrease) Increase
Revenue passengers carried	1,166,319	1,457,732	25.0%
Revenue passenger miles (“RPMs”) (000’s)	435,002	921,604	111.9%
Available seat miles (“ASMs”) (000’s)	869,166	1,270,459	46.2%
Passenger load factor	50.0%	72.5%	22.5 pts
Yield (revenue per RPM)	16.7	12.2	(26.9%)
Revenue per ASM (cents)	8.4	8.9	6.0%
Cost per ASM (cents)	22.5	12.8	(43.1%)
Cost per ASM (cents), adjusted [1]	20.2	13.6	(32.7%)
Average passenger segment (miles)	373	632	69.4%
Revenue departures (completed)	47,651	34,110	(28.4%)
Total block hours	69,916	56,894	(18.6%)
Aircraft utilization (block hours)	8.4	8.8	4.8%
Average cost per gallon of fuel (cents)	146.7	203.2	38.5%
Aircraft in service (end of period)	88	70	(20.5%)
1“Cost per ASM (cents), adjusted” excludes discontinued operations, an aircraft early retirement charge of $19.9 million in 2004 and ($14.9) million of restructuring cost, $4.6 million of impairment charges, and $0.7 million of loss on sale of aircraft in 2005. See “Operating Expenses,” below.

Comparison of three months ended September 30, 2005, to three months ended September 30, 2004

General

The net loss in the third quarter 2005 was $47.7 million, or ($.97) per share on a diluted basis compared to a net loss of $82.7 million or ($1.82) per share on a diluted basis for the same period last year. The net loss in the third quarter of 2005 represents the result of higher fuel prices, steep competition, and low revenue yields. The third quarter 2005 results also include a non-cash asset impairment charge of $4.6 million related to estimated unrecoverable carrying values of long-lived assets and the sale of one owned 328Jet aircraft recording a loss of $0.7 million. The third quarter 2005 includes a restructuring expense credit of $14.9 million due to the reversal of J41 turboprop aircraft early retirement charges of $18.4 million offset by $3.5 million of professional, legal and aircraft return costs classified as restructuring expense. The net loss for the third quarter 2004 reflects expenses from the Company’s transition to operations as an independent airline, including time during which its CRJ aircraft were removed from service for purposes of reintroduction under the Independence Air livery, and operations as a Delta Connection carrier included as income from discontinued operations. The Company’s net loss for the third quarter 2004 includes $19.9 million in early aircraft retirement charges related to the J41 turboprop aircraft utilized in the United Express operation.

Operating Revenues

Passenger revenues increased 54.6% to $112.4 million for the three months ended September 30, 2005 from $72.7 million for the three months ended September 30, 2004. Passenger revenues for the third quarter of 2005 resulting from the operations of Independence Air indicate increased brand recognition and the presence of the Company’s A319 service but continue to reflect the low yields realized by the Company. Load factor for the current quarter was 72.5% as compared to 50.0% for the third quarter 2004 when Independence Air’s operations was less than five months old. The inability of the industry as a whole and the Company in particular, to increase the average ticket price, the introduction of long haul West Coast flying with the A319, and Independence Air’s relatively lower load factor resulted in a comparable low revenue per ASM (RASM) of 8.9 cents for the third quarter 2005 and 8.4 cents for the third quarter 2004.

Other revenue increased to $5.6 million compared to $1.9 million for the same period last year. The increase is primarily the result of fees charged for a passenger to change his or her flight, carry-on pet fees, and to check additional baggage.

Operating Expenses

A summary of operating expenses as a percentage of operating revenues and cost per ASM for the three months ended September 30, 2004 and 2005 is as follows:

	Three Months ended September 30,
	2004		2005
	Percent of	Cost	Percent of	Cost
	Operating	Per ASM	Operating	Per ASM
	Revenues	(cents)	Revenues	(cents)
Salaries and related costs	63.3%	5.4	35.3%	3.3
Aircraft fuel	46.1%	4.0	42.4%	3.9
Aircraft maintenance and materials	14.7%	1.3	9.2%	0.9
Aircraft rentals	32.1%	2.8	22.0%	2.0
Sales and marketing	18.3%	1.6	7.6%	0.7
Facility rents and landing fees	17.3%	1.5	11.2%	1.0
Depreciation and amortization	15.9%	1.3	4.2%	0.4
Other	27.4%	2.3	14.4%	1.3
Impairment of long-lived assets	0.0%	0.0	3.9%	0.4
Loss on sale of aircraft	0.0%	0.0	0.6%	0.1
Aircraft early retirement charge and restructuring cost	26.6%	2.3	(12.6%)	(1.2)
Total	261.7%	22.5	138.2%	12.8

Total operating expenses decreased 16.5% to $163.1 million for the quarter ended September 30, 2005 compared to $195.4 million for the quarter ended September 30, 2004. The primary cause of the decrease in operating expenses was reversal of $14.9 million in previously recorded aircraft early retirement and restructuring charges offset by an increase in fuel expense by $15.6 million, a $6.9 million decrease in depreciation and amortization expense, and a $5.6 million decrease in salaries and related costs. ASMs for the third quarter 2005 increased 46.2% over the third quarter 2004 as the addition of 8 132 seat A319s during the first half of 2005 more than offset the early lease termination of 24 50 seat CRJs as part of the February 2005 restructuring. Factors affecting changes in relative costs per ASM are as follows:

The cost per ASM of salaries and related costs decreased 38.9% from 5.4 cents to 3.3 cents per ASM. In total dollars, salaries and related costs decreased $5.6 million or 11.9%. The reduction in the total number of aircraft has reduced the number of flight crew personnel required, resulting in the furlough of excess pilots. Additional furloughs and voluntary early retirements have occurred throughout the organization during the third quarter 2005 to provide further cost savings.

The cost per ASM of aircraft fuel decreased 0.1 cents due to the operation of larger aircraft with a lower consumption of fuel per ASM. The total cost of fuel in the third quarter 2005 increased 45.4% to $50.0 million as compared to $34.4 million for the third quarter 2004 as the average cost per gallon of fuel increased to $2.03 in the third quarter of 2005 from $1.47 in the third quarter of 2004. The Company had no fuel hedges in place during the third quarter 2005 nor does it expect in the future to enter into any fuel hedges to mitigate increasing fuel price exposure.

The cost per ASM of maintenance decreased 0.4 cents or 30.8% due primarily to the elimination of 18 CRJs during 2005 which had a higher cost of maintenance on an ASM basis and the addition of additional 132 seat A319 aircraft which have a much lower maintenance cost per ASM due to the larger seat capacity of the aircraft and the fact that the aircraft are new and remain under warranty. The Company has continued to provide consistent levels of maintenance as appropriate on its CRJ and A319 aircraft, and continues to emphasize safety in its operations.

The cost per ASM of aircraft rentals decreased 0.8 cents or 28.6% due to the return of 18 CRJs to lessors, offset by the addition of eight A319s to the fleet during the first half of 2005. In total dollars, aircraft rentals increased 8.3% from $24.0 million in the third quarter 2004 to $26.0 million in the third quarter 2005 reflecting the higher rental costs of the A319 aircraft as compared to CRJs.

The cost per ASM of sales and marketing decreased 0.9 cents or 56.3%. Sales and marketing expense for the third quarter 2004 included costs due primarily to initiation of a marketing program to advertise the launch of Independence Air to the remaining cities during the last half of the summer 2004. Total sales and marketing expense for the third quarter 2005 was $8.9 million as compared to $13.6 million in the third quarter 2004.

The cost per ASM of facility rents and landing fees decreased 0.5 cents or 33.3% for the third quarter 2005 compared to the third quarter 2004. In absolute dollars, facility rents and landing fees remained constant at $13.0 million.

The cost per ASM of depreciation and amortization decreased from 1.3 cents in 2004 to 0.4 cents in 2005. In absolute dollars, depreciation and amortization decreased from $11.8 million to $4.9 million. This is due to impairment charges recorded during 2005, which reduced the net book value of the impaired assets and resulted in lower depreciation and amortization charges.

The cost per ASM of other operating expenses decreased 1.0 cents or 43.5% to 1.3 cents in the third quarter of 2005 from 2.3 cents in the third quarter of 2004. In absolute dollars, other operating expenses decreased 16.8% to $17.0 million in the third quarter of 2005 from $20.5 million in the third quarter of 2004. Other operating expense for the third quarter 2004 included costs for the introduction of Airbus single-aisle aircraft including training and legal costs associated with an additional fleet type.

The cost per ASM of the impairment of long-lived assets for the third quarter 2005 was 0.4 cents. During the third quarter 2005, the Company recorded an impairment charge totaling $4.6 million. Included in the $4.6 million was $3.2 million recorded related to 328Jet parts which had previously been recorded as held for sale and $1.4 million for the impairment of previously recorded capitalized interest related to the delivery of Airbus aircraft. There was no impairment charge in the third quarter of 2004.

The cost per ASM of the loss on sale of aircraft was 0.1 cent for the third quarter 2005. In absolute dollars, the loss on sale of aircraft for the one owned 328Jet sold was $0.7 million. There were no aircraft sales by the Company during the third quarter 2004.

The cost per ASM of aircraft financing restructuring and aircraft early retirement charges decreased to (1.2) cents in the third quarter of 2005 from 2.3 cents in the third quarter 2004. The 2.3 cents million in third quarter 2004 was due to the retirement of eight leased J41 aircrafts from the United Express program. The (1.2) cents for the third quarter 2005 was a result of restructuring costs in the third quarter of 2005 offset by a reversal of previously recorded aircraft early retirement charges of $18.4 million. The Company recorded the majority of restructuring expenses during the first quarter 2005 and is reversing any remaining early aircraft retirement charges once a J41 lease has been terminated.

Other income (expense)

Interest income decreased $0.6 million to $1.0 million in the third quarter of 2005 from $1.6 million in the third quarter of 2004.

Interest expense increased $0.8 million to $4.3 million in the third quarter of 2005 from $3.5 million in the third quarter of 2004.

 Year to Date Operating Statistics
Nine months ended September 30,	2004	2005	(Decrease) Increase
Revenue passengers carried	4,164,774	4,298,806	3.2%
Revenue passenger miles (“RPMs”) (000’s)	1,719,871	2,398,652	39.5%
Available seat miles (“ASMs”) (000’s)	2,703,354	3,471,785	28.4%
Passenger load factor	63.6%	69.1%	5.5 pts
Yield (revenue per RPM)	23.3	13.0	(44.2%)
Revenue per ASM (cents)	14.8	9.0	(39.2%)
Cost per ASM (cents)	20.8	16.4	(21.2%)
Cost per ASM (cents), adjusted [1]	19.0	14.9	(21.6%)
Average passenger segment (miles)	413	558	35.1%
Revenue departures (completed)	142,591	111,429	(21.9%)
Total block hours	218,385	177,944	(18.5%)
Aircraft utilization (block hours)	7.8	8.6	10.3%
Average cost per gallon of fuel (cents)	134.1	181.8	35.6%
Aircraft in service (end of period)	88	70	(20.5%)
1“Cost per ASM (cents), adjusted” excludes discontinued operations, an aircraft early retirement charge of $48.5 million in 2004 and $0.1 million of restructuring cost, $49.4 million of asset impairment charges, and $0.7 million of loss on sale of aircraft in 2005. See “Operating Expenses,” below.

Comparison of nine months ended September 30, 2005, to nine months ended September 30, 2004.

General

The net loss for nine months ended September 30, 2005, was $250.0 million, or ($5.20) per share on a diluted basis compared to a net loss of $106.1 million or ($2.34) per share on a diluted basis for the same period last year. The same primary factors affecting the Company’s third quarter 2005 operations also impacted results for the first nine months of 2005.

During the first nine months of 2005, the Company reached agreement with the majority of its CRJ lessors and debt providers and the J41 lessors to restructure its lease and debt liabilities at a net expense of $88,000. At September 30, 2005, the year-to-date net restructuring expense of $88,000 includes $43.6 million in professional fees, legal fees, and costs for returning the aircraft to the lessors offset by $43.5 million in reversal of J41 turboprop aircraft early retirement charges. As a result of these restructuring deals, the Company was able to negotiate the early lease terminations on 24 CRJs and 21 J41s, the deferral of lease and debt payments for 58 CRJs, the conversion of the semi-annual CRJ lease payments into monthly payments, the elimination of further lease liability on 30 328Jet aircraft assigned to Delta, and the sale of one owned 328Jet and one owned J41 aircraft. The results for the first nine months of 2005 also include a non-cash asset impairment charge of $49.4 million related to estimated unrecoverable carrying values of long-lived assets. During the first nine months of 2004, the Company retired 25 leased J41s from the United program. The Company incurred a charge of $48.5 million (pre-tax) for the 21 leased aircraft and four owned aircraft that were retired during the nine months ended September 30, 2004.

Operating Revenues

Passenger revenues decreased 22.2% to $311.8 million for the nine months ended September 30, 2005 from $400.6 million for the nine months ended September 30, 2004. During the first nine months of 2005, the Company continued to build brand awareness of its low-fare Independence Air operation. Load factor for the nine month period was 69.1% building from a low of 45.7% in January to a high of 79.0% in July. Yield for the first nine months of 2005 was 13.0 cents as compared to 23.3 cents for the 2004 period. The majority of passenger revenues for the 2004 period were recorded based on the fee per departure agreement with United.

Other revenue increased 173.4% to $14.6 million for the nine months ended September 30, 2005, compared to $5.3 million for the same period last year. The increase is primarily the result of fees charged for a passenger to change his or her flight, carry-on pet fees, and to check additional baggage. Under the fee per departure agreements, this type of revenue was recognized by United and not the Company.

Operating Expenses

A summary of operating expenses as a percentage of operating revenues and cost per ASM for the nine months ended September 30, 2004, and 2005 is as follows:

	Nine months ended September 30,
	2004		2005
	Percent of	Cost	Percent of	Cost
	Operating	Per ASM	Operating	Per ASM
	Revenues	(cents)	Revenues	(cents)
Salaries and related costs	34.1%	5.1	39.9%	3.8
Aircraft fuel	23.4%	3.5	39.8%	3.7
Aircraft maintenance and materials	10.9%	1.7	10.7%	1.0
Aircraft rentals	18.5%	2.8	24.3%	2.3
Sales and marketing	9.5%	1.4	9.5%	0.9
Facility rents and landing fees	8.8%	1.3	12.4%	1.2
Depreciation and amortization	6.1%	0.9	5.3%	0.5
Other	15.4%	2.3	16.9%	1.6
Impairment of long-lived assets	0.0%	0.0	15.1%	1.4
Loss on sale of aircraft	0.0%	0.0	0.2%	0.0
Aircraft early retirement charge and restructuring cost	12.0%	1.8	0.0%	0.0
Total	138.7%	20.8	174.1%	16.4

As discussed above, the Company incurred $88,000 in restructuring charges during the first nine months of 2005 as compared to a $48.5 million aircraft early retirement charge during the first nine months of 2004. Capacity for the first nine months of 2005 as measured in ASMs increased 28.4% as the addition of eight 132 seat A319s during the period more than offset the early lease return of 24 CRJs and the early retirement of the J41 turboprop fleet. Changes in relative costs per ASM that are not primarily attributable to the changes in capacity are as follows:

The cost per ASM of aircraft fuel increased to 3.7 cents for the first nine months of 2005 compared to 3.5 cents in of the same period in 2004. The increase is primarily a result of an increase in the average cost per gallon of fuel to $1.82 in the first nine months of 2005 from $1.34 in the first nine months of 2004. In absolute dollars, the cost of fuel for the first nine months of 2005 was $129.9 million as compared to $95.1 million for the 2004 period. The Company’s Independence Air operation bears the exposure to increases in fuel prices, and during the nine months ended September 30, 2005 the Company had no fuel hedges in place to mitigate that exposure.

The cost per ASM of maintenance decreased 41.2% due primarily to the elimination of the older J41 turboprop aircraft and the addition of twelve new A319 narrow body aircraft. Also, during the 2004 period, the Company expensed $1.0 million in painting costs related to the transition from United livery to Independence Air livery for the CRJs.

The cost per ASM of aircraft rentals decreased 0.5 cents or 17.9% from the first nine months of 2004 compared to the first nine months of 2005. The decrease is due to the decrease in active fleet due to restructuring offset by higher rents for the A319 aircraft.

The cost per ASM of sales and marketing decreased 35.7% due primarily to the initiation during the first nine months of 2004 of a marketing program designed to advertise the launch of services for Independence Air. The 2004 costs include $22.3 million for direct advertising via print, television, and radio media and strategic partnerships with local companies in the Washington, D.C. metropolitan area.

The cost per ASM of the impairment of long-lived assets for the first nine months of 2005 was 1.4 cents. There was no impairment charge in the 2004 period.

Interest expense increased 18.1% or $1.9 million to $12.4 million in the first nine months of 2005 from $10.5 million in the first nine months of 2004. The increase is primarily attributed to the additional interest expense related to the additional debt recorded for the GECAS term loan, and unsecured promissory notes issued related to the Company’s February 2005 restructuring.

Liquidity and Capital Resources

 The Company has been experiencing negative cash flows from operations and has been relying primarily on its current cash, cash equivalents and short-term investments, on operating cash flows and on other short-term sources of liquidity to provide working capital.  At the same time, the Company has been further reducing its costs and seeking additional external sources of liquidity necessary to continue as a going concern.

Due to the Company’s liquidity concerns and in order to restructure the Company’s aircraft leases and other obligations to achieve necessary cost savings and to continue its efforts to obtain other sources of capital, the Company and its subsidiaries, including Independence Air, Inc., its principal operating subsidiary (“Independence Air”), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code on November 7, 2005. Subsequent to the Chapter 11 Bankruptcy filing, the Company’s Independence Air operation has continued to serve customers and operate its flight schedules.

The Company filed its petitions in the U.S. Bankruptcy Court for the District of Delaware (Case Nos. 05-20111, 05-20012, 05-20013, 05-20014, 05-20015, 05-20016 and 05-20017). The reorganization cases are being jointly administered under the caption “In re FLYi, Inc., et. al., Case No. 05-20011 (MFW).” The Company's petitions listed assets of approximately $378.5 million and liabilities of approximately $455.4 million as of September 30, 2005.  Unrestricted cash as of the day of filing was $24.0 million. The cases are accessible at the Court’s internet site, www.deb.uscourts.gov. Links to petitions and other first day motions may be found on the website of the Company’s claims and noticing agent, Kurtzman Carson Consultants LLC, at www.kccllc.com. These links and additional information may also be found in the section of Independence Air’s website at www.flyi.com labeled “Company” under the caption “Restructuring”.

The Company and its financial advisors have been searching for sources of new capital to enable the Company to implement its business plan and continue as a going concern. However, the deteriorating conditions in the airline industry, including extremely high fuel prices, a weak fare environment and aggressive competitive responses, have severely affected the Company’s Independence Air operations and impaired the Company’s ability to obtain the necessary additional capital and successfully implement its business plan. As a result of its continued operating losses, the Company commenced its Chapter 11 case to conserve its cash and to use the Chapter 11 process to continue its efforts to find an investor, strategic partner or purchaser. The Company believes that the value of its estate will be maximized in a going concern transaction, whether pursuant to an investment proposal or a going concern sale proposal. At the same time, the Company recognizes that an investor or going concern purchaser may not materialize and that a sale of individual assets may maximize the value of its estate. Accordingly, the Company has filed a motion with the Bankruptcy court requesting court approval to engage in a formal court-supervised auction process to solicit bids for (a) an investment in the Company’s business sufficient to permit it to reorganize pursuant to a plan (an “Investment Bid”), (b) the sale of all or substantially all of the Company’s business or assets as a going concern (a “Going Concern Sale Bid”), and (c) a sale of select assets of the Company. Although the Company will consider all bids for assets submitted in accordance with the bidding procedures, it will favor bids that maximize the value of the estate.

As of September 30, 2005, the Company had cash, cash equivalents and short-term investments of $45.3 million and working capital of $21.8 million compared to $169.2 million and $199.0 million, respectively, as of December 31, 2004. The Company had $56.7 million of restricted cash as of September 30, 2005, a portion of which was restricted under the terms of a letter of credit agreement with Wachovia Bank and the remainder of which were payments received from passengers for future travel that were placed in interest bearing accounts with the Company’s credit card processors. The $178.3 million net cash used in operating activities primarily reflects the $250.0 million net loss for the nine month period net of the $33.0 million non cash gain from write-offs of deferred credits related to the leased CRJs that were returned and a non cash impairment charge of long-lived assets of $49.4 million offset by receipt of the $41.6 million federal income tax refund and a $27.0 million reduction in prepaid aircraft rent related to the CRJ that were returned. Net cash provided by investing activities of $162.0 million is the result of the sale of $125.5 million of short term investments during the period. Net cash of $17.6 million provided by financing activities is primarily the result of proceeds received on closing on the $16.2 million term loan with GECAS.

The Company currently anticipates that it has the financial resources to fund its obligations—including the payment of employee wages and benefits—during the auction process. During the auction process, the Company anticipates that vendors, suppliers and other business partners will be paid under normal terms for goods and services provided during the reorganization. If successful, the Company anticipates that the auction process could be concluded within sixty days from the date of its Chapter 11 bankruptcy filing. If the auction process is not successful or if the Court does not approve certain key motions (copies of which motions are available on the websites noted above) in the Chapter 11 bankruptcy filing, the Company could be forced to discontinue operations and liquidate.

The potential adverse publicity and general uncertainty associated with the Chapter 11 filings and the auction process is likely to affect the Company's ability to carry on its business, including its ability to attract customers, to retain key employees, and to carry on its relations with vendors and service providers. These factors may make it difficult for the Company to carry on its business during this process and to maintain the attractiveness of its current business to potential investors or purchasers.

The Company’s aircraft, aircraft engines and related spare parts that are leased or subject to a security interest or conditional sale contract are governed by the provisions of Section 1110 of the Bankruptcy Code (“Section 1110”).  Section 1110 provides that lessors or secured parties in such equipment may take possession of such equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract, and may enforce any of its other rights or remedies under such lease, security agreement, or conditional sale contract, unless within sixty days following the bankruptcy filing the Company has agreed to perform all of the obligations under the applicable agreements and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 cases, the Company’s insolvency or other financial condition of the Company).  The Company’s ability to satisfy such requirements will depend on its ability by the end of the sixty day period to complete the auction process and to establish its long-term plans for its Section 1110 assets, or to reach consensual agreements with the necessary parties for a deferral of the Section 1110 obligations.  The Company also anticipates that it will propose that certain of its lease obligations be amended as a condition to its retaining certain of the Section 1110 equipment.  If it is not able to complete this process within the applicable period, or obtain a consensual extension, its business will be materially and adversely affected.

On November 7, 2005, the Company filed a motion in the Bankruptcy Court seeking authority to reject its remaining obligations to its previously retired 328 and J41 aircraft, as well as 21 leased and 1 owned CRJs, all of which it believes are now surplus to its fleet and do not have any remaining equity value.  The motion also asks the Court to approve certain procedures with respect to the return of this equipment to the lessors or lienholders.  The terms proposed in this motion are subject to final approval of the Bankruptcy Court.  If this motion is not granted on terms as proposed by the Company, the Company may be forced to incur additional financial obligations and its business could be materially and adversely affected.

All FLYi, Inc. shareholders are advised that the likely outcome of the Company’s Chapter 11 case is the cancellation of FLYi’s existing common stock without consideration, in which case FLYi stock would have no value. On November 7, 2005, the Company was notified by NASDAQ that the Company’s common stock will be delisted at the opening of business on November 16, 2005 due to the Company’s filing in bankruptcy and related reasons. FLYi stock is highly speculative and the Company urges investors to use extreme caution in decisions about the stock.

Capital Commitments and Off-Balance Sheet Arrangements

Subsequent to September 30, 2005, the Company has defaulted on all or substantially all of the direct financial obligations set forth above as a result of the Company filing petitions for relief under the Bankruptcy Code, discussed at Note 1 above, and in certain cases as a result of the Company’s failure to make payments when due or as a result of cross-default provisions. The same events create defaults under substantially all of the Company’s aircraft lease and financing arrangements and other obligations reflected in the table set forth under the caption “Capital Commitments and Off-Balance Sheet Arrangements” in the Company’s Form 10-Q for the quarter ended June 30, 2005. These defaults may result in the entire amount of the Company’s obligations becoming due and/or give the Company’s creditors and counterparties the contractual right to pursue other remedies. The Company believes that parties seeking to enforce their rights in connection with provisions in the Company’s obligations that purport to accelerate such obligations as a result of the filing will be stayed under bankruptcy law from attempting to enforce such provisions, subject to any rights provided such creditors under the bankruptcy law.

As previously disclosed, in February 2004, the Company sold $125 million of 6% Convertible Senior Notes due 2034(“Notes”). On May 27, 2005, the Company was notified by NASDAQ that for the 30 consecutive trading days preceding the date of the letter, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued inclusion on the NASDAQ National Market. In October 2005, the Company received notification from NASDAQ regarding the Company’s minimum aggregate market value of publicly held shares (“MVPHS”). NASDAQ stated that the Company had failed to maintain the required $15.0 million MVPHS for 30 consecutive days for continued inclusion on the NASDAQ National Market. On November 7, 2005, the Company was notified by NASDAQ that the Company’s common stock will be delisted at the opening of business on November 16, 2005 due to the Company’s filing in bankruptcy and related reasons. Delisting from the NASDAQ National Market triggers a mandatory obligation to repurchase the Notes. If the Company were required to repurchase the convertible senior notes, it would not be able to satisfy the obligation based on its current cash, cash equivalents and short-term investments (See Note 15). However, as stated above, the Company believes that its repurchase obligation is stayed by the Chapter 11 bankruptcy filing. The Note holders have the ability to file a claim as unsecured creditors in the Company’s Chapter 11 proceedings. At September 30, 2005, the estimated fair value of the Notes based on quoted market prices was approximately $9.8 million.

As part of the aircraft financing restructuring negotiated during the first quarter 2005, the Company deferred the principal portion of the lease payments for 44 leased CRJs and the principal portion of the debt payments for eight owned CRJs that are due for 2005 and through April 2006 and restructured the remaining payments, including interest on the deferred amounts into monthly payments. The Company has returned 24 CRJs through July 2005, assigned the leases on 30 328Jets and delivered them to Delta and obtained agreements from the lenders under the leases to remove the Company from any further liability under the leases for those 328Jets, and early terminated the leases for 19 J41 turboprop aircraft. The Company continues to finalize early lease terminations for 2 previously negotiated J41 turboprop aircraft. These negotiated lease changes caused operating lease commitments for 2005 and 2006 to decline by approximately 49% and 39%, respectively, and the Company’s overall future operating lease commitments to decline approximately 36%. As part of the agreement to early terminate certain J41 leases, the Company issued two unsecured promissory notes, one having a fair market value of $2.6 million maturing on June 30, 2007 and one having a fair market value of $0.8 million maturing on June 1, 2010, and also issued three non-interest bearing convertible notes, one having a fair market value of $4.0 million maturing on January 1, 2015, one having a fair market value of $1.5 million maturing on January 1, 2015, and one having a fair market value if $0.2 million maturing on April 1, 2006. The Company issued additional convertible notes with a fair market value of $0.2 million to one J41 lessor during the third quarter 2005 to fulfill certain lease termination agreements. As the Company has filed for protection under the U.S. Bankruptcy Code, the outstanding convertible notes would not convert and the debt would accelerate.

As of September 30, 2005, the Company has taken delivery of 12 leased A319 aircraft. The Company also has executed a purchase agreement with Airbus’ wholly-owned affiliate, AVSA S.A.R.L. (“AVSA”), to purchase an additional 16 A319 aircraft. During the third quarter 2005, the Company reached an agreement to defer delivery of scheduled A319 aircraft. While the number of aircraft on order remains at sixteen, the scheduled delivery of the aircraft is currently for six deliveries in the second half of 2007, six in 2008, and four in 2009. Also per this agreement, the Company received a refund of $36.3 million in previously paid deposits, deferred $11.5 million in payments that it would have been required to make through the end of 2005, and deferred a significant amount of the aircraft purchase price commitments that had previously been scheduled for 2006. Additionally, $16.5 million in notes previously issued to finance a portion of the pre-delivery payments was cancelled without penalty, as this amount relates to pre-delivery obligations that are deferred to future years along with the delivery dates.

During the first quarter 2005, the Company increased its long term debt by entering into a term loan agreement with GECAS for $16.2 million and borrowing the full amount available under the loan. The Company is not permitted to voluntarily prepay the loan for three years and may do so thereafter only if it provides a letter of credit or other acceptable security in an amount equal to the payments that are being deferred under leases of 13 CRJ aircraft. The loan is secured by Independence Air’s CRJ spare engines and spare parts. Subject to the terms of the loan agreement, the Company may sell excess spare engines and parts. During October 2005, the Company sold three of the CRJ engines and certain of its CRJ spare parts securing this loan for approximately $7.4 million. Of this amount, $5.3 million was applied to the balance of the term loan agreement with the Company receiving the balance to use as working capital.

Capital Equipment and Debt Service

Capital expenditures for the first nine months of 2005 were $4.2 million, compared to $34.9 million for the same period in 2004. Capital expenditures in the first nine months of 2005 consisted primarily of spare aircraft parts to be utilized in the Independence Air operation. Capital expenditures in the 2004 included the purchase of aircraft spare parts, aircraft improvements and computer hardware and software.

For the remainder of 2005, there are no major capital expenditures planned for the Company.

Debt service including capital leases for the nine months ended September 30, 2005 was $4.4 million compared to $6.1 million in the same period of 2004.

Critical Accounting Policies and Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission has defined a Company's most critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results, and that require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified and discussed its critical accounting policies in its Annual Report on Form 10-K. The Company does not believe that there have been material changes to the Company’s critical accounting policies or the methodologies or assumptions applied under them since the date of that Form 10-K.

The accompanying Consolidated Financial Statements have not been prepared in accordance with Statement of Position No. 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, (“SOP 90-7”) promulgated by the American Institute of Certified Public Accountants, as the Filing Date occurred subsequent to the end of the third quarter. Future statements will be prepared in accordance with SOP 90-7 which requires that financial statements of debtors-in-possession be prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain Debtors’ assets and the liquidation of certain Debtors’ liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Company’s Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the Company’s Consolidated Financial Statements, which do not currently give effect of any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s principal exposure to market risk arises from changes in interest rates and fuel costs. The Company’s exposure to market risks is associated with:

Changes in interest rates relates to the Company’s commitment to acquire Airbus single aisle aircraft. From time to time the Company has entered into put and call contracts designed to limit the Company’s exposure to interest rate changes until permanent financing is secured upon delivery of jet aircraft. As of September 30, 2005, the Company had no open hedge transactions for interest rates.

With the restructuring of the CRJ leases, the Company has floating rate payments that are tied to LIBOR. A hypothetical 1% increase in LIBOR would result in annual lease expense increasing by approximately $0.4 million.

With the startup of Independence Air service in the second quarter of 2004, the Company’s results of operations are subject to availability and changes in the price of jet fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2005 year-to-date average cost of $1.82 per gallon of fuel. As of September 30, 2005, based on the projections of fuel usage of the Company for the remainder of 2005, such an increase would result in an increase to aircraft fuel expense of approximately $0.5 million for the remainder of 2005. As of September 30, 2005, the Company had no open hedge transactions for jet fuel.

The Company issued 6% Convertible Senior Notes due February 15, 2034, at the principal value of $125.0 million and recorded deferred financing costs for commission fees and other expenses incurred in relation to the issuance of the Notes that will be amortized over five years. At September 30, 2005, the estimated fair value of the Notes based on quoted market prices was approximately $9.8 million.

Item 4.	Controls and Procedures

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

The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has carried out an evaluation of the effectiveness as of September 30, 2005 of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Form 10-Q, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the principal executive officer and principal financial officer, particularly during the period when the Company's periodic reports are being prepared.

The Company’s ability to complete the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005 is subject to certain uncertainties as a result of the Chapter 11 bankruptcy filing, including but not limited to the potential loss of key employees and possible reorganization of the Company.

Part II. OTHER INFORMATION
Item 1.	Legal Proceedings.

On November 7, 2005, FLYi and its subsidiaries, including Independence Air, its principal operating subsidiary, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company filed its petitions in the U.S. Bankruptcy Court for the District of Delaware (Case Nos. 05-20111, 05-20012, 05-20013, 05-20014, 05-20015, 05-20016 and 05-20017). The reorganization cases are being jointly administered under the caption “In re FLYi, Inc., et. al., Case No. 05-20011 (MFW).” The cases are accessible at the Court’s internet site, www.deb.uscourts.gov. Links to petitions and other first day motions may be found on the website of the Company’s claims and noticing agent, Kurtzman Carson Consultants LLC, at www.kccllc.com. These links and additional information may also be found in the section of Independence Air’s website at www.flyi.com labeled “Company” under the caption “Restructuring”.

GECAS, the lessor of the CRJs that are being returned as part of the restructuring arrangements expressed the position with respect to the first 13 returned aircraft that approximately $2.7 million was due for holdover rent (that is, rent accruing after the original scheduled return date). The Company agreed that approximately $370,000 was due and paid this amount, but contested the $2.3 million balance claimed by GECAS to be due. In November 2005 the Company agreed to provide certain kits previously provided by the manufacturer for maintenance of these CRJ aircraft to GECAS in settlement of the hold-over rent dispute. These agreements resolve disputes with respect to aircraft return conditions and holdover rent, although the Company has certain ongoing obligations with respect to the return of the CRJs to GECAS.

The lessor of four J41s previously stated that it believed that the January 2005 agreement to terminate the leases was no longer valid due to delays in returning the aircraft to it, and that it was due damages under the leases, which it considered to have been terminated for breach.  The Company responded that it believed that the lessor and the Company entered into a binding agreement for the termination of the leases in January.  In July 2005 the parties resolved this dispute and all other open issues with respect to the return of the aircraft. For one J41 aircraft, under a lease agreement that was not restructured, the lessor notified the Company that it believes that a default exists due to the maintenance condition of the aircraft. The aircraft is being maintained under an FAA approved maintenance storage program, which the Company believes is consistent with the requirements of the lease. The Company has reserved approximately $1.3 million in connection with its lease payment and return obligations for this aircraft due during the remaining term of the lease, which expires in August 2008. The Company has requested that the Bankruptcy Court approve the rejection of this lease in bankruptcy.

Independence Air is involved in legal proceedings related to the insolvency of Fairchild Dornier GmbH ("Fairchild"), which were initiated in 2002. Independence Air was protected by a bond in the amount of $1.2 million from an independent insurance company, which bond secured deposits placed with Fairchild for the delivery of certain aircraft.   Upon Fairchild's failure to deliver the aircraft as agreed, Independence Air made a demand for payment under this bond. Fairchild's insolvency trustee made a claim for the collateral posted with the insurance company, and, as a result, the insurance company withheld payment of the bond.   Independence Air petitioned the Bankruptcy Court for the Western District of Texas for assistance in collecting on the bond.  The bankruptcy court entered an order on May 26, 2005, which the Company believes resolves the impediments to the insurance company satisfying the bond.  The Company collected the full proceeds of the bond during the third quarter of 2005.

Independence Air was named in several lawsuits arising from the terrorist activities of September 11, 2001. These actions were commenced by or on behalf of individuals who were injured or killed as a result of the hijackings of the four flights. These actions seek compensatory and punitive damages. However, pursuant to the Air Transportation Safety and System Stabilization Act, Independence Air's liability for these claims is limited to Independence Air's liability insurance. In each case, the plaintiffs have named the airlines operating at the airports from which the flights originated, including Independence Air, under the theory that all of the airlines are jointly responsible for the alleged security breaches by the airport security contractor. The court denied the motion of American Airlines and other defendants, including Independence Air, seeking dismissal of all ground victim claims on the basis that the airline defendants do not owe a duty as a matter of law to individuals injured or killed on the ground. While litigation has been proceeding, no discovery has been presented to the non-carrier airlines. The Company anticipates that it will raise other defenses including its assertion that it is not responsible for the incidents as it had no control over the security checkpoints through which the hijackers allegedly gained access to the hijacked aircraft. As of November 14, 2005, only 23 pending claims remain, down from the peak of 94 claims. While the ultimate number of claims is likely to decrease, there is a remote possibility that they could rise as a result of potential environmental claims, which are not subject to the standard statute of limitation.

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

The insurance held by Legion on Independence Air's policy was fully covered by reinsurance, which means that other carriers are contractually obligated to cover all claims that are direct obligations of Legion. The Company believes that a "cut-through" provision exists that causes funds to pass directly from the reinsurers to Independence Air in situations such as the rehabilitation or insolvency of a primary insurer. Other companies, including American Airlines, Inc. ("American"), have similar policy provisions. American intervened in the Legion rehabilitation and moved to have its cut-through provisions enforced. On June 26, 2003, the Pennsylvania Commonwealth Court entered an order enforcing American's cut-through provisions. The Court ruled that the reinsurance contract proceeds at issue were not general assets of the Legion estate. On July 25, 2003, the Court entered an Order of Liquidation that incorporated the June 26, 2003 ruling. The Order provides a means whereby a company can intervene to assert rights to its own reinsurance. The Insurance Commissioner and others appealed. In July 2005 the Pennsylvania Supreme Court ruled in favor of American, allowing the corporate policyholder intervenors direct access to the reinsurance proceeds of Villanova and Legion. Independence Air intervened in the original American matter and, after consideration, the Court held on April 5, 2004 that Independence Air's reinsurance policies contain the same unambiguous cut-through provision that provides Independence Air with direct access to reinsurance proceeds in the event of Legion's insolvency or rehabilitation. The parties who appealed the Court’s April 2004 ruling in favor of the Company’s cut-through provision also have agreed to withdraw their appeals in light of the Supreme Court's July 2005 ruling in the American Appeal, subject to the Company and one of the Reinsurer Appellants (Syndicate 271) agreeing to an order in the Commonwealth Court that would allow the Company direct access to reinsurance proceeds. Accordingly, it appears that the Legion shortfall will be fully covered by reinsurance, and the Company is in the process of submitting its proof of payments for reimbursement.

During the month of October 2004, Independence Air voluntarily reported to the FAA that certain maintenance inspection tasks had not been performed in a timely manner with respect to certain CRJ aircraft. In all but one case, these inspection tasks were accomplished immediately upon Independence Air's finding of each issue. The reports of these Company actions prompted the FAA to begin a review of certain aspects of Independence Air's maintenance tracking procedures. In June, 2005 the FAA formally notified the Company that it intends to seek a $1,550,000 civil penalty for certain deficiencies in the Company’s maintenance program in connection with these and related matters. The Company disputes certain portions of these penalties, and has accrued an amount that it considers to be its best estimate of probable loss regarding the matter. An informal conference was held with the FAA in October 2005, and the Company continues to engage in discussions with the FAA over the resolution of this matter.

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

One party participating as a lender in the leveraged lease of a single CRJ aircraft declined to participate in negotiations to restructure the transaction, and chose to exercise its available remedies following the Company's failure to pay the aircraft's lease rents when due. On January 27, 2005, the Company was served with a lawsuit in the Supreme Court of the State of New York seeking, among other things, termination of the lease, repossession of the aircraft and damages resulting from the early termination. In July 2005 the plaintiff filed a motion for summary judgment seeking damages totaling $8.5 million calculated based on back rent, the alleged deficiency between the fair market value of the aircraft and the stipulated loss value under the lease, legal fees, costs allegedly incurred as a result of breaking funding arrangements, and interest. Oral arguments were heard on this motion on August 8, 2005. The court granted summary judgment as to liability for breach of the lease and referred all issues regarding damages to a referee for a determination.  The Company anticipates that it will have some exposure for amounts due but believes that the plaintiff is applying an improper measure of damages with the result that its claim is substantially inflated. The litigation was stayed by the Company’s Chapter 11 filing. The Company has turned over possession of this aircraft to the lender.

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

As a result of filing for protection under Chapter 11 of the U.S. Bankruptcy Code, the Company has been notified that they will be delisted from the NASDAQ National Market on November 16, 2005. The delisting from the NASDAQ National Market triggers a mandatory obligation to repurchase the Company’s convertible senior notes, which is stayed by the bankruptcy filing. The Company has no plans or funds to pay this obligation. The note holders have the ability to file a claim as an unsecured creditor.

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

FLYi, INC.

November 14, 2005	By: /s/ David W. Asai
David W. Asai
Senior Vice President and Chief Financial Officer